Form 10-Q
period 1996-03-31
ML GLOBAL HORIZONS LP
filed 1996-05-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-23240

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                          (Exact Name of Registrant as
                           specified in its charter)

               Delaware                                 13-3716393
   -------------------------------        ---------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                              -----


                        This document contains 13 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                      March 31,       December 31,
                                                         1996             1995
                                                     ----------       ------------
ASSETS
- ------
Accrued interest (Note 2)                            $   334,421      $   357,496
Equity in commodity futures trading
 accounts:
    Cash and option premiums                          84,391,381       85,254,980
    Net unrealized gain on open contracts              4,871,064        5,630,789
                                                     -----------      -----------

               TOTAL                                 $89,596,866      $91,243,265
                                                     ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                              $ 2,988,258      $   674,724
    Brokerage commissions payable (Note                  540,776          551,853
     2)
    Profit shares payable                                 22,327                -
    Organization and initial offering                          -           20,399
     costs payable (Note 1)
    Incentive override payable (Note 2)                      573          855,796
                                                     -----------      -----------

            Total liabilities                          3,551,934        2,102,772
                                                     -----------      -----------

PARTNERS' CAPITAL:
    General Partner (8,580 and 8,530                   1,017,204        1,052,896
     Units)
    Limited Partners (723,700 and                     86,438,435       91,708,172
     737,413 Units)
    Subscriptions receivable (11,812 and 29,116)      (1,410,707)      (3,620,575)
                                                     -----------      -----------

            Total partners' capital                   86,044,932       89,140,493
                                                     -----------      -----------

                TOTAL                                $89,596,866      $91,243,265
                                                     ===========      ===========

NET ASSET VALUE PER UNIT (Note 4)

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            For the three      For the three
                                            Months ended       Months ended
                                           March 31, 1996     March 31, 1995
                                          ---------------     --------------
REVENUES:
    Trading (loss) profit:
        Realized                               $(2,339,711)       $ 6,566,511
        Change in unrealized                      (759,725)         3,040,156
                                           ---------------    ---------------

            Total trading results               (3,099,436)         9,606,667
                                           ---------------    ---------------

    Interest income (Note 2)                       997,932            847,330
                                           ---------------    ---------------

            Total revenues                      (2,101,504)        10,453,997
                                           ---------------    ---------------

EXPENSES:
    Profit shares                                   22,327            797,038
    Brokerage commissions (Note 2)               1,656,642          1,257,250
    Incentive override (Note 2)                        573            754,740
                                           ---------------    ---------------

            Total expenses                       1,679,542          2,809,028
                                           ---------------    ---------------

NET (LOSS) INCOME                              $(3,781,046)       $ 7,644,969
                                           ===============    ===============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 5)                       750,186            629,933
                                               ===========        ===========

Weighted average net (loss) income per              $(5.04)            $12.14
 unit                                          ===========        ===========

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   -----------------------------------------

               For the three months ended March 31, 1996 and 1995
               --------------------------------------------------

                                                Limited       General
                                     Units      Partners     Partners      Receivable        Total
                                     -----      --------     --------      ----------        -----

PARTNERS' CAPITAL,
  DECEMBER 31, 1994                 644,519   $66,183,679   $  669,580                -   $66,853,259

Subscriptions                        32,037     3,732,631            -                -     3,732,631

Redemptions                         (74,159)   (8,214,693)           -                -    (8,214,693)

Net income                                -     7,564,143       80,826                -     7,644,969
                                  ---------   -----------   ----------      -----------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1995                    602,397   $69,265,760   $  750,406                -   $70,016,166
                                  =========   ===========   ==========      ===========   ===========

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                 716,827   $91,708,172   $1,052,896      $(3,620,575)  $89,140,493

Subscriptions                        68,925     4,847,918        6,296        3,620,575     8,474,789

Subscriptions receivable            (11,812)            -            -       (1,410,707)   (1,410,707)

Net loss                                  -    (3,739,058)     (41,988)               -    (3,781,046)

Redemptions                         (53,472)   (6,378,597)           -                -    (6,378,597)
                                  ---------   -----------   ----------      -----------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1996                    720,468   $86,438,435   $1,017,204      $(1,410,707)  $86,044,932
                                  =========   ===========   ==========      ===========   ===========

See notes to financial statements.

ML GLOBAL HORIZONS L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ML Global Horizons L.P. (the "Partnership" or the "Fund) was organized as an open-end fund under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and commenced trading activities on January 4, 1994. The Partnership engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. The Partnership issues new units of limited partnership interest ("Units") at the Net Asset Value as of the beginning of each month. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc. ("Merrill Lynch"), which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also an affiliate of Merrill Lynch, is its commodity broker. MLIP has agreed to maintain a general partners' interest of at least 1% of the total capital in the Partnership. MLIP and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

  The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

  MLIP selects independent advisors (the "Advisors" or the "Trading Advisors") to manage the Partnership's assets, and allocates and reallocates the Partnership's assets among existing, replacement and additional Advisors.

  Estimates
  ---------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition
  -------------------

  Commodity futures, options, and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

  Organization and Initial Offering Costs, Operating Costs and Selling
  --------------------------------------------------------------------
  Commissions
  -----------

  MLIP advanced all organization and initial offering costs relating to the Partnership. The Partnership reimbursed MLIP for such costs over a two-year period in 24 equal monthly installments. For financial reporting purposes, the Partnership deducted the total organization and initial offering costs of $447,000 from Partners capital at inception. For all other purposes, including determining the Net Asset Value per Unit for redemption purposes, the Partnership deducted organization and initial offering cost reimbursements only as actually paid.

  MLIP pays for all routine operating costs (including legal, accounting, printing, postage and similar administrative expenses) of the Partnership, including the costs of the ongoing offering of the Units. MLIP receives a portion of the brokerage commissions paid to MLF by the Partnership as reimbursement for the foregoing expenses.

  No selling commissions are paid by Limited Partners.

  Income Taxes
  ------------

  No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

  Distributions
  -------------

  The Unitholders are entitled to receive, equally per Unit, any distributions which may be made by the Partnership. No such distributions have been made as of March 31, 1996.

  Redemptions
  -----------

  A Limited Partner may require the Partnership to redeem some or all of their Units at Net Asset Value as of the close of business on the last business day of any month upon ten calendar days notice. Units redeemed on or prior to the end of the twelfth full month after subscription proceeds are invested in the Partnership are assessed an early redemption charge of 3% of their Net Asset Value as of the date of redemption. If an investor acquires Units at more than one time, such Units are treated on a "first-in, first-out" basis for purposes of determining whether redemption charges are applicable.

  Dissolution of the Partnership
  ------------------------------

  The Partnership will terminate on December 31, 2023 or at an earlier date if certain conditions occur, as well as under certain other circumstances, as set forth in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

  All of the Partnership's assets are deposited with MLF. As a means of approximating the interest rate which would be earned by the Partnership had 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the Partnership interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, the Partnership deposits margin in foreign currency denominated instruments or cash and earns interest generally at a rate of 0.5 of 1% per annum below the prevailing short-term government interest rate in the country in question. Any additional economic benefit derived from possession of the Partnership's assets accrues to MLF or its affiliates.

  The Partnership pays brokerage commissions to MLF at a flat monthly rate of
  0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets. Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other accrued fees or charges. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the quarters ended March 31, 1996 and 1995 was approximately $67 and approximately $12.50 to $14.50, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

  MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets after reduction for a portion of the brokerage commissions.

  The Partnership paid to MLIP an Incentive Override equal to 10% of the Net New Gain, as defined, as of December 31, 1995, and will do so as of each subsequent December 31 in respect of any Net New Gain then outstanding. Such payments are also made to MLIP from the redemption value of Units redeemed as of the end of interim months during a year, to the extent of any Net New Gain attributable to such Units when redeemed.

  The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP, that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB"), for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures contract equivalent face amount of a foreign currency. No service fees are charged on any trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes no service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

  The F/X Desk trades using credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

  Certain of the Partnership's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

  The Partnership's F/X Desk service fee and EFP differential costs have, to date, totaled no more than 0.25 of 1% per annum of the Partnership's average month-end Net Assets.

3. AGREEMENTS

  The Partnership and the Advisors have each entered into Advisory Agreements. These Advisory Agreements generally terminate one year after they are entered into, subject to certain renewal rights exercisable by the Partnership. The Advisors determine the commodity futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain Partnership trading policies and to certain rights reserved by MLIP.

  Profit shares, generally ranging from 15% to 25% of any New Trading Profit, as defined, recognized by each Advisor, considered individually irrespective of the overall performance of the Partnership, as of the end of each calendar quarter are paid by the Partnership to each Advisor. Profit shares are also paid out in respect of Units redeemed as of the end of interim months during a calendar quarter to the extent of the applicable percentage of any New Trading Profit attributable to such Units.

  The methods by which profit shares and the Incentive Override are calculated may result in certain disproportionate allocations of such fees and possible equity dilution among Partners purchasing Units at different times.

4. NET ASSET VALUE PER UNIT

  For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to MLIP at inception, for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducted the organization and initial offering costs reimbursement only as actually paid. Consequently, as of March 31, 1996 and December 31, 1995, the Net Asset Value per Unit was $119.43 and $124.35 for financial reporting purposes and $119.43 and $124.35 for all other purposes, respectively.

5. WEIGHTED AVERAGE UNITS

  The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the preceding period.

6. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the quarter ended March 31, 1996 were as follows:

                     1996
                     ----

Interest rate    $   402,982
Stock indices       (492,339)
Commodities       (1,622,793)
Currencies           493,781
Energy              (286,979)
Metals            (1,594,088)
               -------------
                 $(3,099,436)
               =============

  Market Risk
  -----------

  Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

  The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration -- both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

  Fair Value
  ----------

  The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Income. The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                                    1996                                      1995
                                    ----                                      ----
                      Commitment to        Commitment to        Commitment to       Commitment to
                    Purchase (Futures,     Sell (Futures,     Purchase (Futures,    Sell (Futures,
                    Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                    -------------------  ------------------- -------------------  -------------------
Interest rate           $ 56,586,261         $530,034,553        $366,794,659         $115,962,614
Stock indices             24,748,135            2,485,518           5,256,825                    -
Commodities               47,128,420           11,872,432          43,376,228           13,773,026
Currencies                54,723,264          134,365,841          31,823,922          113,887,626
Energy                    13,889,983                    -          28,209,814                    -
Metals                    16,335,273           16,026,253           7,101,823           23,355,741
                      --------------         ------------        ------------         ------------
                        $213,411,336         $694,784,597        $482,563,271         $266,979,007
                      ==============         ============        ============         ============

  Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1996 expire within one year.

  The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:

                                    1996                                      1995
                                    ----                                      ----
                      Commitment to        Commitment to        Commitment to       Commitment to
                    Purchase (Futures,     Sell (Futures,     Purchase (Futures,    Sell (Futures,
                    Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                    -------------------  ------------------- -------------------  -------------------
Exchange
  traded               $188,929,297         $631,055,964        $451,632,138          $210,729,655
Non-Exchanged
  traded                 24,482,039           63,728,633          30,931,133            56,249,352
                       ------------         ------------        ------------          ------------

                       $213,411,336         $694,784,597        $482,563,271          $266,979,007
                       ============         ============        ============          ============

  The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:

                                    1996                                      1995
                                    ----                                      ----
                      Commitment to        Commitment to        Commitment to       Commitment to
                    Purchase (Futures,     Sell (Futures,     Purchase (Futures,    Sell (Futures,
                    Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                    -------------------  ------------------- -------------------  -------------------
Interest rate           $215,095,166         $527,339,394        $392,684,358         $ 52,525,025
Stock indices             24,617,244            2,485,518          11,263,970            4,597,664
Commodities               41,648,675           12,581,247          23,210,531           11,584,575
Currencies                74,998,855          142,030,573          96,987,577           95,012,878
Energy                     8,703,721              992,948           8,271,275            6,430,540
Metals                    32,140,895           13,634,353          12,245,216           31,011,275
                        ------------         ------------        ------------         ------------
                        $397,204,556         $699,064,033        $544,662,927         $201,161,957
                        ============         ============        ============         ============

  A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

  Credit Risk
  -----------

  The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

  The fair value amounts in the above tables represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets is MLF.

  As of March 31, 1996 and December 31, 1995, $68,865,678 and $71,297,472 of the
  Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

  The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:


                          1996                     1995
                          ----                     ----
                   Gross         Net        Gross         Net
                 Unrealized  Unrealized   Unrealized  Unrealized
                    Gain     Gain (Loss)     Gain     Gain (Loss)
                 ----------  -----------  ----------  -----------
Exchange
  traded         $5,759,155  $4,767,846   $7,029,085  $5,952,033
Non-Exchanged
  traded            406,623     103,218      338,067    (321,244)
                 ----------  ----------   ----------  ----------
                 $6,165,778  $4,871,064   $7,367,152  $5,630,789
                 ==========  ==========   ==========  ==========

         The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

Operational Overview; Advisor Selections
- ----------------------------------------

         The Fund's success depends on MLIP's ability to select Advisors and the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. MLIP's Advisor selection procedure and the Advisors' trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions -- for example, markets with strong price trends -- in which the Fund has a better likelihood of being profitable than in others.


         As of April 1, 1996, the Partnership's assets were allocated as follows:


TRADING ADVISOR                              MARKETS TRADED           % ALLOCATION
- ---------------                              --------------           ------------

John W. Henry & Co., Inc.           Financial Instruments (including
                                    currencies) and Metals                  40%
Chesapeake Capital Corporation      Diversified Program                     40%
ARA Portfolio Management Company    Diversified Program                     20%
                                                                           ---
                                                                           100%


         MLIP reserves the right to change both allocations and Advisor selections at any time without advance notice to existing investors. MLIP expects, from time to time, to make allocations to Advisors other than those currently retained by the Fund.

Results of Operations - General
- -------------------------------

         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches).

Performance Summary
- -------------------

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $65,099,137, and the Fund recognized gross trading gains of $9,606,667 or 14.76% of average month-end Net Assets. Brokerage commissions of $1,257,250 or 1.93% of average month-end Net Assets before fees, Profit Shares of $797,038 or 1.22% of average month-end Net Assets and Incentive Overrides of $754,740 or 1.16% of average month-end Net Assets were paid or accrued. Interest income (at an average rate of approximately 4% per annum) of $847,330 or 1.30% of average month-end Net Assets, resulted in net income (without reduction for organizational and initial offering cost reimbursement payments) of $7,644,969 or 11.74% of average month-end Net Assets, and a 11.95% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $89,187,754, and the Fund recognized gross trading losses of $3,099,436 or 3.48% of average month-end Net Assets. Brokerage commissions of $1,656,642 or 1.86% of average month-end Net Assets before fees, Profit Shares of $22,327 or .03% of average month-end Net Assets and Incentive Overrides of $573 or .001% of average month-end Net Assets were paid. Interest income (at an average rate of approximately 4% per annum) of $997,932 or 1.12% of average month-end Net Assets, resulted in a loss (without reduction for organizational and initial offering cost reimbursement payments) of $3,781,046 or 4.24% of average month-end Net Assets, and a 3.96% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first quarter of 1996 and 1995, the fund experienced 4 profitable months and 2 unprofitable months.


 MONTH-END NET ASSET VALUE PER UNIT

           Jan.      Feb.     Mar.
           ----      ----     ----
1995      $101.22   $106.76  $116.51

1996      $125.91   $117.82  $119.43


Importance of Market Factors
- ----------------------------

         Comparisons between the Fund's performance during a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful given the uncertainty of the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group is heavily biased towards technical, systematic, trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% or more in a single day) for multi-advisor funds. Although MLIP monitors market conditions and Advisor performance in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with anticipated market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations, in selecting Advisors and allocating and reallocating Fund assets among them.

         Because managed futures advisors' strategies are proprietary and confidential and market movements unpredictable, selecting advisors to implement a speculative trading strategy involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical trend-following methods, increases the risk that significant losses may be incurred in adverse markets.

MLIP's Advisor Selections and Asset Reallocations
- -------------------------------------------------

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue (or be permitted by MLIP to continue) managing assets for the Fund.

Performance in Major Price Movements
- ------------------------------------

         MLIP believes that the profit potential of a managed futures product such as the Fund can be increased in markets in which major price movements occur. There have, however, been prolonged periods in the futures markets without significant price movements during which "whipsaw" markets, in which prices appear to be moving in one direction but then quickly reverse, prevail. Such periods may recur with considerable frequency, and most futures traders would expect it to be very difficult to achieve profitability in such markets. There can be, in any event, no assurance that any Advisor will trade profitably or that major market movements will occur.

Liquidity
- ---------

         The Fund's assets are generally held as cash or cash equivalents which are used to margin the Fund's futures positions and earn interest income and withdrawn, as necessary, to pay redemptions and expenses.

     Although Units may be redeemed at any month-end, no one who cannot afford to commit funds to a comparatively illiquid investment should subscribe to the Fund (redemption penalties apply through the end of the first twelve months after a Unit is issued). MLIP believes that investors who are not prepared to regard the Fund as a medium- to long-term investment should not purchase Units.

     MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

Capital Resources
- -----------------

         Units are offered for sale as of the beginning, and may be redeemed as of the end, of each month. Only whole Units are sold, and only whole Units may be redeemed.

         The amount of capital raised for the Fund should not have a significant impact on its operations, as the Fund has no significant capital expenditure or working capital requirements other than for moneys to pay trading losses, fees and charges. Within broad ranges of capitalization, the Advisors' trading positions should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively.

         The Fund raises additional capital only through the sale of Units and trading profits (if any). The Fund is prohibited from borrowing under the terms of the Limited Partnership Agreement.

         Due to the nature of the Fund's business, substantially all its assets are represented by cash, United States government obligations and short-term foreign sovereign debt obligations, while the Fund maintains its market exposure through open futures and forward contract positions.

         Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise either to the type of major price movements or to the "whipsaw markets" which can have a materially favorable or adverse impact on the Fund's profitability.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits
            --------

       There are no exhibits required to be filed as part of this document.

       (b)  Reports on Form 8-K
            -------------------

       There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ML GLOBAL HORIZONS L.P.



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1996         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1996         By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer
                              Treasurer and Senior Vice President