Form 10-Q
period 1996-06-30
ML GLOBAL HORIZONS LP
filed 1996-08-13
CIK 904918

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

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

             Delaware                                     13-3716393
- -------------------------------              ---------------------------------
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

                                 212-236-4161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes  x    No____
                                                                  -----

                      This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                      June 30,       December 31,
                                                        1996             1995
                                                        ----             ----
ASSETS
- ------
Accrued interest                                    $   335,727      $   357,496
Equity in commodity futures trading accounts:
    Cash and option premiums                         87,959,553       85,254,980
    Net unrealized gain on open contracts             3,848,402        5,630,789
                                                    -----------      -----------

               TOTAL                                $92,143,682      $91,243,265
                                                    ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                             $ 5,585,397      $   674,724
    Brokerage commissions payable (Note 2)              568,210          551,853
    Profit shares payable                               292,306          -
    Organization and initial offering costs payable      -                20,399
    Incentive override payable                           31,454          855,796
                                                    -----------      -----------

            Total liabilities                         6,477,367        2,102,772
                                                    -----------      -----------

PARTNERS' CAPITAL:
    General Partner (8,580 and 8,530 Units)           1,087,692        1,052,896
    Limited Partners (675,578 and 737,413 Units)     86,282,785       91,708,172
    Subscriptions receivable (13,344 and 29,116)     (1,704,162)      (3,620,575)
                                                    -----------      -----------

            Total partners' capital                  85,666,315       89,140,493
                                                    -----------      -----------

                TOTAL                                92,143,682      $91,243,265
                                                    ===========      ===========

NET ASSET VALUE PER UNIT
(Based on 670,814 and 716,827 Units outstanding)        $127.71          $124.35
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

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                       For the three    For the three    For the six      For the six
                                        months ended    months ended     months ended     months ended
                                       June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                       -------------    -------------    -------------    -------------
REVENUES:
   Trading profits (loss):
        Realized                       $ 7,971,503      $10,332,150      $ 5,631,792      $16,898,661
        Change in unrealized            (1,022,662)      (6,341,851)      (1,782,387)      (3,301,695)
                                       -----------      -----------      -----------      -----------

            Total trading results        6,948,841        3,990,299        3,849,405       13,596,966
                                       -----------      -----------      -----------      -----------

    Interest income                      1,041,773          937,302        2,039,705        1,784,632
                                       -----------      -----------      -----------      -----------

            Total revenues               7,990,614        4,927,601        5,889,110       15,381,598
                                       -----------      -----------      -----------      -----------

EXPENSES:
    Profit shares                          292,306          695,819          314,633        1,492,857
    Incentive override                      30,881          165,569           31,454          920,309
    Brokerage commissions (Note 2)       1,718,336        1,432,557        3,374,978        2,689,807
                                       -----------      -----------      -----------      -----------

            Total expenses               2,041,523        2,293,945        3,721,065        5,102,973
                                       -----------      -----------      -----------      -----------

NET INCOME                             $ 5,949,091      $ 2,633,656      $ 2,168,045      $10,278,625
                                       ===========      ===========      ===========      ===========

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                        728,901          629,169          739,545          628,051
                                       ===========      ===========      ===========      ===========

Weighted average net income per unit         $8.16            $4.19            $2.93           $16.37
                                       ===========      ===========      ===========      ===========

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                        ------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   -----------------------------------------

                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                          Limited      General
                              Units      Partners      Partners     Receivable         Total
                              -----      --------      --------     ----------         -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994          644,519    $66,183,679     $669,580    $    -          $66,853,259

Additions                    142,220     16,926,374       17,989         -           16,944,363

Net income                               10,169,546      109,079         -           10,278,625

Redemptions                 (114,386)   (13,046,214)      -              -          (13,046,214)
                            ---------   ------------  ----------    ------------   ------------

PARTNERS' CAPITAL,
  JUNE 30, 1995              672,353    $80,233,385     $796,648    $    -          $81,030,033
                            =========   ============   =========    ============   ============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995          716,827    $91,708,172   $1,052,896    $(3,620,575)    $89,140,493

Subscriptions                118,593     11,132,762        6,296      3,620,575      14,759,633

Subscriptions receivable     (13,344)        -            -          (1,704,162)     (1,704,162)

Net income                     -          2,139,545       28,500         -            2,168,045

Redemptions                 (151,262)   (18,697,694)      -              -          (18,697,694)
                            ---------   ------------   ----------    ------------   ------------

PARTNERS' CAPITAL,
  JUNE 30, 1996              670,814    $86,282,785    $1,087,692    $(1,704,162)   $85,666,315
                            =========   ============   ==========    ============   ============

See notes to financial statements.

ML GLOBAL HORIZONS L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate of
     0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets. Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other accrued fees or charges. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $67 and approximately $12.50 to $14.50, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets after reduction for a portion of the brokerage commissions.


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                                1996
                                                ----
     Interest rate                           $ (524,818)
     Stock indices                             (385,457)
     Commodities                                357,334
     Currencies                               3,264,595
     Energy                                   1,046,509
     Metals                                      91,242
                                             ----------

                                             $3,849,405
                                             ==========

     Market Risk
     -----------

     Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statement of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration - both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge

     Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Income. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                     1996                                          1995
                   ----------------------------------------      ---------------------------------------

                      Commitment to            Commitment to       Commitment to          Commitment to
                    Purchase (Futures,        Sell (Futures,      Purchase (Futures,      Sell (Futures,
                    Options & Forwards)     Options & Forwards)   Options & Forwards)   Options & Forwards)
                    -------------------     ------------------    -------------------   -------------------
     Interest rate           $219,411,446       $163,577,429          $366,794,659           $115,962,614
     Stock indices             26,240,684          9,332,184             5,256,825                      -
     Commodities               35,312,175         21,250,643            43,376,228             13,773,026
     Currencies                86,918,893        134,413,111            31,823,922            113,887,626
     Energy                    18,994,858                  -            28,209,814                      -
     Metals                     4,913,163         66,611,733             7,101,823             23,355,741
                             ------------       ------------          ------------           ------------

                             $391,791,219       $395,185,100          $482,563,271           $266,979,007
                             ============       ============          ============           ============

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                     1996                                        1995
                   ----------------------------------------      ---------------------------------------

                      Commitment to            Commitment to       Commitment to          Commitment to
                    Purchase (Futures,        Sell (Futures,      Purchase (Futures,      Sell (Futures,
                    Options & Forwards)     Options & Forwards)   Options & Forwards)   Options & Forwards)
                    -------------------     ------------------    -------------------   -------------------
     Exchange
      traded            $344,846,188            $318,448,316        $451,632,138           $210,729,655
     Non-Exchange
      traded              46,945,031              76,736,784          30,931,133             56,249,352
                        ------------            ------------        ------------           ------------

                        $391,791,219            $395,185,100        $482,563,271           $266,979,007
                        ============            ============        ============           ============

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                     1996                                        1995
                   ----------------------------------------      ---------------------------------------

                      Commitment to            Commitment to       Commitment to          Commitment to
                    Purchase (Futures,        Sell (Futures,      Purchase (Futures,      Sell (Futures,
                    Options & Forwards)     Options & Forwards)   Options & Forwards)   Options & Forwards)
                    -------------------     ------------------    -------------------   -------------------
     Interest rate           $192,753,905       $379,807,196         $392,684,358           $ 52,525,025
     Stock indices             27,558,851          5,908,851           11,263,970              4,597,664
     Commodities               41,064,835         14,506,783           23,210,531             11,584,575
     Currencies                89,126,269        183,819,599           96,987,577             95,012,878
     Energy                    11,114,225            992,948            8,271,275              6,430,540
     Metals                    24,557,296         31,433,977           12,245,216             31,011,275
                             ------------       ------------          ------------           ------------

                             $386,175,381       $616,469,354          $544,662,927           $201,161,957
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

     As of June 30, 1996 and December 31, 1995, $69,753,718 and $71,297,472 of
     the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                              1996                     1995
                              ----                     ----
                       Gross         Net        Gross         Net
                     Unrealized  Unrealized   Unrealized  Unrealized
                        Gain     Gain (Loss)     Gain     Gain (Loss)
                     ----------  -----------  ----------  -----------
     Exchange
       traded        $4,486,182  $2,913,234   $7,029,085  $5,952,033
     Non-Exchange
       traded         2,230,467     935,168      338,067    (321,244)
                     ----------  ----------   ----------  ----------

                     $6,716,649  $3,848,402   $7,367,152  $5,630,789
                     ==========  ==========   ==========  ==========

          The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

     Item 2:  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operation
              --------------------

      Operational Overview: Advisor Selections
     ----------------------------------------

          The Fund's success depends on MLIP's ability to select Advisors and the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. MLIP's Advisor selection procedure and the Advisors' trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions - for example, markets with strong price trends - in which the Fund has a better likelihood of being profitable than in others.

          As of July 1, 1996, the Partnership's assets were allocated as follows:

     TRADING ADVISOR                     MARKETS TRADED                         % ALLOCATION
     ---------------                     --------------                         ------------
     John W. Henry & Co., Inc.           Financial Instruments (including
                                           currencies) and Metals                      38.00
     Chesapeake Capital Corporation      Diversified Program                           38.00
     ARA Portfolio Management Company    Diversified Program                           15.00
     Di Tomasso Group Inc.               Turbo Program                                  4.50
     West Course Capital, Inc.           Higher Leverage Program                        4.50
                                                                                      ------
                                                                                      100.00%

          MLIP reserves the right to change both allocations and Advisor selections at any time without advance notice to existing investors. MLIP expects, from time to time, to make allocations to Advisors other than those currently retained by the Fund.

     Results of Operations - General
     -------------------------------

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

     Performance Summary
     -------------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $68,646,365, and the Fund recognized gross trading gains of $13,596,966 or 19.81% of average month-end Net Assets. Brokerage commissions of $2,689,807 or 3.92% of average month-end Net Assets before fees, Profit Shares of $1,492,857 or 2.17% of average month-end Net Assets and Incentive Overrides of $920,309 or 1.34% of average month-end Net Assets were paid or accrued. Interest income of $1,784,632 or 2.60% of average month-end Net Assets, resulted in net income of $10,278,625 or 14.97% of average month-end Net Assets, and a 15.96% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $90,721,650, and the Fund recognized gross trading gains of $3,849,405 or 4.24% of average month-end Net Assets. Brokerage commissions of $3,374,978 or 3.72% of average month-end Net Assets before fees, Profit Shares of $314,633 or .35% of average month-end Net Assets and Incentive Overrides of $31,454 or .03% of average month-end Net Assets were paid. Interest income of $2,039,705 or 2.25% of average month-end Net Assets, resulted in a net income of $2,168,045 or 2.39% of average month end net assets, and a 2.70% increase in the Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the fund experienced 8 profitable months and 4 unprofitable months.

                        MONTH-END NET ASSET VALUE PER UNIT
           ------------------------------------------------------------
                   Jan.     Feb.     Mar.     April     May     June
           ------------------------------------------------------------
           1995    $101.22  $106.76  $116.51  $118.56  $121.04  $120.69
           ------------------------------------------------------------
           1996    $125.91  $117.82  $119.43  $128.54  $123.56  $127.71
           ------------------------------------------------------------

     Importance of Market Factors
     ----------------------------

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

     MLIP's Advisor Selections and Asset Reallocations
     -------------------------------------------------

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

     Performance in Major Price Movements
     ------------------------------------

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

     Liquidity
     ---------

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

     Capital Resources
     -----------------

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits
                --------

           There are no exhibits required to be filed as part of this document.

           (b)  Reports on Form 8-K
                -------------------

           There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                                   ML GLOBAL HORIZONS L.P.



                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)



Date:  August 9, 1996              By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director



Date:  August 9, 1996              By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer
                                      Treasurer and Senior Vice President