Form 10-Q
period 1996-09-30
ML GLOBAL HORIZONS LP
filed 1996-11-13
CIK 904918

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 0-23240

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                       13-3716393
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                 ---    ---

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                          September 30,         December 31,
                                                                              1996                 1995
                                                                              ----                 ----
ASSETS
------
Accrued interest                                                         $     307,250              $357,496
Equity in commodity futures trading accounts:
    Cash and option premiums                                                81,390,091            85,254,980
    Net unrealized gain on open contracts                                    6,398,792             5,630,789
                                                                       ------------------   ------------------

               TOTAL                                                       $88,096,133           $91,243,265
                                                                       ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                                     $6,404,005            $  674,724
    Brokerage commissions payable (Note 2)                                     551,003               551,853
    Profit shares payable                                                       58,897                -
    Organization and initial offering costs payable                             -                     20,399
    Incentive override payable                                                   5,117               855,796
                                                                       ------------------   ------------------

            Total liabilities                                                7,019,022             2,102,772
                                                                       ------------------   ------------------
PARTNERS' CAPITAL:
    General Partner (8,985 and 8,530 Units)                                  1,158,783             1,052,896
    Limited Partners (619,673 and 737,413 Units)                            79,918,328            91,708,172
    Subscriptions receivable (0 and 29,116)                                     -                 (3,620,575)
                                                                       ------------------   ------------------

            Total partners' capital                                         81,077,111            89,140,493
                                                                       ------------------   ------------------

                TOTAL                                                       88,096,133           $91,243,265
                                                                       ==================   ==================
NET ASSET VALUE PER UNIT
(Based on 628,658 and 716,827 Units outstanding)                               $128.97               $124.35
                                                                               =======               =======

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                For the three      For the three      For the nine       For the nine
                                                months ended       months ended       months ended       months ended
                                                September 30,      September 30,      September 30,      September 30,
                                                    1996               1995               1996               1995
                                                   ------             ------             ------             -----
REVENUES:
   Trading (loss) profits:

        Realized                                 $(1,021,075)          $(2,583,913)       $4,610,717         $14,314,748
        Change in unrealized                       2,550,390            (1,456,480)          768,003          (4,758,175)
                                               -----------------  ------------------ ------------------  -----------------

            Total trading results                  1,529,315            (4,040,393)        5,378,720           9,556,573
                                               -----------------  ------------------ ------------------  -----------------

    Interest income                                  956,830             1,035,168         2,996,535           2,819,800
                                               -----------------  ------------------ ------------------  -----------------

            Total revenues                         2,486,145            (3,005,225)        8,375,255          12,376,373
                                               -----------------  ------------------ ------------------  -----------------

EXPENSES:

    Profit shares                                     59,187              -                  373,820           1,492,857
    Incentive override                               (26,337)             (772,820)            5,117             147,489
    Brokerage commissions (Note 2)                 1,615,389             1,439,082         4,990,367           4,128,889
                                               -----------------  ------------------ ------------------  -----------------

            Total expenses                         1,648,239               666,262         5,369,304           5,769,235
                                               -----------------  ------------------ ------------------  -----------------

NET INCOME (LOSS)                                   $837,906           $(3,671,487)       $3,005,951          $6,607,138
                                               =================  ================== ==================  =================

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                  682,716               668,768           720,600             641,622
                                                     ========              ========          =======             =======

Weighted average net income (loss)
       per Limited Partner unit and
       General Partner unit                            $1.23                $(5.49)            $4.17              $10.30
                                                       ======               =======            =====              ======

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                       --------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   -----------------------------------------

             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------


                                                            Limited          General
                                            Units           Partners         Partners       Receivable            Total
                                            -----           --------         --------       ----------            -----
PARTNERS' CAPITAL,

  DECEMBER 31, 1994                       644,519         $66,183,679         $669,580        $    -               $66,853,259

Additions                                 238,136          27,946,851          103,939             -                28,050,790

Net income                                 -                6,536,442           70,696             -                 6,607,138

Redemptions                              (156,308)        (17,937,726)         -                   -               (17,937,726)

Subscriptions receivable                  (57,281)           -                 -               (6,595,334)          (6,595,334)
                                      -------------   ----------------- ----------------  ----------------- --------------------

PARTNERS' CAPITAL,

  SEPTEMBER 30, 1995                      669,066         $82,729,246         $844,215        $(6,595,334)         $76,978,127
                                      =============   ================= ================  ================= ====================

PARTNERS' CAPITAL,

  DECEMBER 31, 1995                     716,827          $91,708,172        $1,052,896        $(3,620,575)         $89,140,493

Subscriptions                           135,271           13,149,858            56,900          3,620,575           16,827,333

Net income                                -                2,956,964            48,987             -                 3,005,951

Redemptions                            (223,440)         (27,896,666)         -                    -               (27,896,666)
                                      -------------   ----------------- ----------------  ----------------- --------------------

PARTNERS' CAPITAL,

  SEPTEMBER 30, 1996                    628,658          $79,918,328        $1,158,783        $    -               $81,077,111
                                      =============   ================= ================  ================= ====================

See notes to financial statements.

ML GLOBAL HORIZONS L.P.
(A Delaware Limited Partnership)
--------------------------------

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate of
     0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets. Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other accrued fees or charges. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $71 and approximately $12.50 to $14.50, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets after reduction for a portion of the brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:



                                                            1996
                                                            ----
       Interest rate                                       $3,130,911
       Stock indices                                       (2,543,650)
       Commodities                                           (269,789)
       Currencies                                           1,181,300
       Energy                                               3,850,373
       Metals                                                  29,575
                                                   --------------------

                                                           $5,378,720
                                                   ====================

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Income. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:


                                       1996                                               1995
                   ----------------------------------------------    -----------------------------------------------
                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rate      $550,406,366            $ 29,579,996             $366,794,659              $115,962,614
       Stock indices        13,927,945                 387,071                5,256,825                   -
       Commodities          29,586,590              15,740,206               43,376,228                13,773,026
       Currencies          101,576,608             140,790,591               31,823,922               113,887,626
       Energy               12,457,490              -                        28,209,814                   -
       Metals                8,390,854              72,267,418                7,101,823                23,355,741
                  --------------------      -------------------        -------------------       -------------------
                          $716,345,853            $258,765,282             $482,563,271              $266,979,007
                  ====================      ===================        ===================       ===================

     Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

     The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:



                                              1996                                           1995
                          ---------------------------------------------- ----------------------------------------------
                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -------------------   -------------------     -------------------     -------------------
       Exchange
          traded                   $652,652,970            $188,031,906            $451,632,138           $210,729,655
       Non-Exchange
           traded                    63,692,883              70,733,376              30,931,133             56,249,352
                            --------------------    --------------------   ---------------------   --------------------
                                   $716,345,853            $258,765,282            $482,563,271           $266,979,007
                            ====================    ====================   =====================   ====================

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                          1996                                            1995
                   ----------------------------------------------    -----------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rate     $349,253,611              $285,157,440            $392,684,358               $ 52,525,025
       Stock indices       21,165,289                 8,117,059              11,263,970                  4,597,664
       Commodities         37,644,825                13,686,858              23,210,531                 11,584,575
       Currencies         123,833,510               169,748,398              96,987,577                 95,012,878
       Energy              11,549,200                   992,948               8,271,275                  6,430,540
       Metals              19,618,749                37,435,249              12,245,216                 31,011,275
                  -------------------       -------------------        -------------------       -------------------

                         $563,065,184              $515,137,952            $544,662,927               $201,161,957
                  ===================       ===================        ===================       ===================


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

     As of September 30, 1996 and December 31, 1995, $63,250,719 and $71,297,472
     of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:



                                              1996                                           1995
                                              ----                                           ----
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                    ----               -----------                ----                 -----------
       Exchange
          traded                     $8,032,178              $6,064,776              $7,029,085             $5,952,033
       Non-Exchange
           traded                       991,995                 334,016                 338,067              (321,244)
                            --------------------    --------------------   ---------------------   --------------------
                                     $9,024,173              $6,398,792              $7,367,152             $5,630,789
                            ====================    ====================   =====================   ====================

           The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

Operational Overview: Advisor Selections
----------------------------------------
           The Fund's success depends on MLIP's ability to select Advisors and the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. MLIP's Advisor selection procedure and the Advisors' trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions for example, markets with strong price trends in which the Fund has a better likelihood of being profitable than in others.

           As of October 1, 1996, the Partnership's assets were allocated as follows:


Trading Advisor                                     Markets Traded                                % Allocation
---------------                                     --------------                                ------------
John W. Henry & Co., Inc.                           Financial Instruments (including
                                                       currencies) and Metals                            38.00
Chesapeake Capital Corporation                      Diversified Program                                  38.00
ARA Portfolio Management Company                    Diversified Program                                  15.00
Di Tomasso Group Inc.                               Turbo Program                                         4.50
West Course Capital, Inc.                           Higher Leverage Program                               4.50
                                                                                                         -----
                                                                                                         100.00%

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

Performance Summary
-------------------

           During the first nine months of 1995, the Fund's average month-end Net Assets equalled $73,875,606, and the Fund recognized gross trading gains of $9,556,573 or 12.95% of average month-end Net Assets. Brokerage commissions of $4,128,889 or 5.59% of average month-end Net Assets before fees, Profit Shares of $1,492,857 or 2.02% of average month-end Net Assets and Incentive Overrides of $147,489 or .20% of average month-end Net Assets were paid or accrued. Interest income of $2,819,800 or 3.8% of average month-end Net Assets, resulted in net income of $6,607,138 or 8.94% of average month-end Net Assets, and a 10.62% increase in the Net Asset Value per Unit since December 31, 1994.

           During the first nine months of 1996, the Fund's average month-end Net Assets equalled $88,631,645, and the Fund recognized gross trading gains of $5,378,720 or 6.07% of average month-end Net Assets. Brokerage commissions of $4,990,367 or 5.63% of average month-end Net Assets before fees, Profit Shares of $373,820 or .42% of average month-end Net Assets and Incentive Overrides of $5,117 or .01% of average month-end Net Assets were paid. Interest income of $2,996,535 or 3.38% of average month-end Net Assets, resulted in a net income of $3,005,951 or 3.39% of average month end net assets, and a 3.72% increase in the Net Asset Value per Unit since December 31, 1995.

           During the first nine months of 1996 and 1995, the fund experienced 10 profitable months and 8 unprofitable months.

                          MONTH-END NET ASSET VALUE PER UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $101.22  $106.76 $116.51  $118.56  $121.04  $120.69  $116.88 $116.54  $115.14
---------------------------------------------------------------------------------------
1996    $125.91  $117.82 $119.43  $128.54  $123.56  $127.71  $123.72 $124.28  $128.97
---------------------------------------------------------------------------------------

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

             (b)  Reports on Form 8-K
                  -------------------
             There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

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

                                     ML GLOBAL HORIZONS L.P.

                                     By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                (General Partner)



Date:  November 11, 1996             By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        President, Chief Executive Officer
                                        and Director


Date:  November 11, 1996             By /s/ JAMES M. BERNARD
                                        --------------------
                                        James M. Bernard
                                        Chief Financial Officer
                                        Treasurer and Senior Vice President