Form 10-Q
period 1997-03-31
ML GLOBAL HORIZONS LP
filed 1997-05-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

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

                                  212-236-4161
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----


                        This document contains 10 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         -------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                          ------------  ------------
ASSETS
------
Accrued interest                          $    380,740  $    349,232
Equity in commodity futures trading
 accounts:
    Cash and option premiums                86,338,972    87,463,878
    Net unrealized profit on open            4,416,998     2,335,799
     contracts
                                          ------------  ------------

               TOTAL                      $ 91,136,710  $ 90,148,909
                                          ============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Profit shares payable                 $  1,114,180  $  1,434,200
    Brokerage commissions payable              551,052       544,798
    Incentive override payable                 528,757       834,271
    Redemptions payable                        371,596     3,143,328
    Administrative fees Payable                 18,986        18,771
                                          ------------  ------------

            Total liabilities                2,584,571     5,975,368
                                          ------------  ------------

PARTNERS' CAPITAL:
    General Partner (8,985 and 8,985
     Units)                                  1,374,007     1,284,420
    Limited Partners (570,081 and
     579,840 Units)                         87,178,132    82,889,121
                                          ------------  ------------

            Total partners' capital         88,552,139    84,173,541
                                          ------------  ------------

                TOTAL                     $ 91,136,710  $ 90,148,909
                                          ============  ============

NET ASSET VALUE PER UNIT
(Based on 579,066 and 588,825 Units
 outstanding)                                 $ 152.92      $ 142.95
                                              ========      ========

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                        For the three   For the three
                                        months ended    months ended
                                        March 31, 1997  March 31, 1996
                                        --------------  --------------

REVENUES:
   Trading profits (loss):
        Realized                        $   5,942,145   $  (2,339,711)
        Change in unrealized                2,081,199        (759,725)
                                        -------------   --------------

            Total trading results           8,023,344      (3,099,436)
                                        -------------   --------------

    Interest income                         1,082,462         997,932
                                        -------------   --------------

            Total revenues                  9,105,806      (2,101,504)
                                        -------------   --------------

EXPENSES:
    Profit shares                           1,122,057          22,327
    Incentive override                        528,757             573
    Brokerage commissions                   1,554,045       1,656,642
    Administrative fees                        53,588            -
                                        -------------   --------------

            Total expenses                  3,258,447       1,679,542
                                        -------------   --------------

NET INCOME (LOSS)                       $   5,847,359   $  (3,781,046)
                                        =============   ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           585,398         750,186
                                              =======         =======

Weighted average net income (loss)
       per General Partner and
       Limited Partner Unit                    $ 9.99         $ (5.04)
                                               ======         =======

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         -------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   -----------------------------------------

              For the three months ended March 31, 1997 and 1996
              --------------------------------------------------

                                                      Limited          General
                                       Units         Partners          Partner         Receivable        Total
                                       -----         --------          -------         ----------        -----

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                     716,827     $ 91,708,172     $  1,052,896     $ (3,620,575)    $ 89,140,493

Subscriptions                            68,925        4,847,918            6,296        3,620,575        8,474,789

Subscriptions receivable                (11,812)            -                -          (1,410,707)      (1,410,707)

Net loss                                   -          (3,739,058)         (41,988)            -          (3,781,046)

Redemptions                             (53,472)      (6,378,597)            -                -          (6,378,597)
                                   -------------   --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  MARCH 31, 1996                        720,468     $ 86,438,435     $  1,017,204     $ (1,410,707)    $ 86,044,932
                                   =============   ==============   ==============   ==============   ==============

PARTNERS' CAPITAL,
  DECEMBER 31, 1996                     588,825     $ 82,889,121     $  1,284,420            $         $ 84,173,541

Net income                                    -        5,757,772           89,587            -            5,847,359

Redemptions                              (9,759)      (1,468,761)            -               _           (1,468,761)
                                   -------------   --------------   --------------   --------------   --------------
PARTNERS' CAPITAL,
  MARCH 31, 1997                    $   579,066     $ 87,178,132     $  1,374,007     $      -         $ 88,552,139
                                   =============   ==============   ==============   ==============   ==============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                         -------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").


2.  FAIR VALUE AND OFF-BALANCE SHEET RISK

    The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                        1997          1996
                                        ----          ----

    Interest rate                 $      (96,219)   $   402,982
    Stock indices                        974,299       (492,339)
    Commodities                        4,303,136     (1,622,793)
    Currencies                         2,079,428        493,781
    Energy                            (1,014,735)      (286,979)
    Metals                             1,777,435     (1,594,088)
                                 ----------------  -------------

                                  $    8,023,344    $(3,099,436)
                                 ================  =============

    Fair Value
    ----------

    The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rate           $      27,199,365         $     483,695,364       $     163,675,871         $      19,289,797
Stock indices                  11,012,543                 7,835,875               2,370,250                      -
Commodities                    44,469,218                 4,560,725              15,801,477                20,321,987
Currencies                     26,436,549                63,144,078              98,847,573                98,585,409
Energy                            173,820                 5,006,163               9,062,561                      -
Metals                         34,738,302                13,793,168               8,173,590                36,875,178
                       ------------------        ------------------      ------------------        ------------------

                        $     144,029,797         $     578,035,373       $     297,931,322         $     175,072,371
                       ==================        ==================      ==================        ==================

  Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1997 expire within one year.

  The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Exchange
 traded                 $      96,558,577         $     524,669,673       $     222,862,462         $     120,557,546
Non-Exchange
  traded                       47,471,220                53,365,700              75,068,860                54,514,825
                       ------------------        ------------------      ------------------        ------------------

                        $     144,029,797         $     578,035,373       $     297,931,322         $     175,072,371
                       ==================        ==================      ==================        ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rate           $     152,483,919         $     228,670,629       $     375,821,929         $     235,768,354
Stock indices                  14,409,881                 4,743,784              18,182,219                 6,017,446
Commodities                    42,472,394                10,344,456              31,215,320                16,934,584
Currencies                     62,734,075               113,932,712             129,897,769               155,721,135
Energy                          2,841,191                 7,969,028              10,495,884                   828,215
Metals                         31,744,421                21,131,483              16,886,459                41,387,905
                       ------------------        ------------------      ------------------        ------------------

                        $     306,685,881         $     386,792,092       $     582,499,580         $     456,657,639
                       ==================        ==================      ==================        ==================

As of March 31, 1997 and December 31, 1996, $55,482,003 and $55,365,300 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------

Exchange
  traded                 $ 5,076,770    $    3,934,962    $  3,583,032    $    2,072,327
Non-Exchange
  traded                   1,380,353           482,036       1,075,337           263,472
                        -------------  ----------------  --------------  ----------------

                         $ 6,457,123    $    4,416,998    $  4,658,369    $    2,335,799
                        =============  ================  ==============  ================

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

Operational Overview: Advisor Selections
----------------------------------------

         The Fund's success depends on Merrill Lynch Investment Partners Inc. ("MLIP")'s ability to select Advisors and the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. MLIP's Advisor selection procedure and the Advisors' trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions

-- for example, markets with strong price trends C in which the Fund has a better likelihood of being profitable than in others.

      As of April 1, 1997, the Partnership's assets were allocated as follows:

TRADING ADVISOR                     MARKETS TRADED                    % ALLOCATION
---------------                     --------------                    ------------

John W. Henry & Co., Inc.           Financial Instruments and Metals         24.04
Chesapeake Capital Corporation      Diversified Program                      37.12
ARA Portfolio Management Company    Diversified Program                      13.48
Di Tomasso Group Inc.               Turbo Program                             6.44
Willowbridge Associate Inc.         XLIM Program                              9.46
Graham Capital Management, L.P.     Natural Resource Program                  9.46
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

Performance Summary
-------------------

         During the first three months of 1996, the Fund's average month-end Net Assets equalled $89,187,754, and the Fund recognized gross trading losses of $3,099,436 or 3.48% of average month-end Net Assets. Brokerage commissions of $1,656,642 or 1.86% of average month-end Net Assets before fees, Profit Shares of $22,327 or .03% of average month-end Net Assets and Incentive Overrides of $573 or .001% of average month-end Net Assets were paid. Interest income (at an average rate of approximately 4% per annum) of $997,932 or 1.12% of average month-end Net Assets, resulted in a loss (without reduction for organizational and initial offering cost reimbursement payments) of $3,781,046 or 4.24% of average month-end Net Assets, and a 3.96% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $86,834,992, and the Fund recognized gross trading gains of $8,023,344 or 9.24% of average month-end Net Assets. Brokerage commissions of $1,554,045 or 1.79%, Administrative fees of $53,588 or .06% of average month-end Net Assets before fees, Profit Shares of $1,122,057 or 1.29% of average month-end Net Assets and Incentive Overrides of $528,757 or .61% of average month-end Net Assets were paid. Interest Income of $1,082,462 or 1.24% of average month-end Net Assets, resulted in a net income of $5,847,359 or 6.73% of average month-end net assets, and a 6.97% increase in the Net Asset Value per Unit since December 31, 1996.


         During the first three months of 1997 and 1996, the fund experienced 5 profitable months and 1 unprofitable months.


                      MONTH-END NET ASSET VALUE PER UNIT

                        Jan.        Feb.        Mar.
                        -------     -------     -------
              1996      $125.91     $117.82     $119.43
              1997      $146.53     $151.84     $152.92


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


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      There are no pending proceedings to which the Partnership or the General Partner is a party.

      John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 24% of the Fund's assets committed to trading as of April 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.


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

          There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            ML GLOBAL HORIZONS L.P.



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director