Form 10-Q
period 1997-06-30
ML GLOBAL HORIZONS LP
filed 1997-08-12
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                ---------------

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

         Delaware                                     13-3716393
         --------                             ---------------------------------
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

                                 212-236-5662
                ----------------------------------------------
             (Registrant's telephone number, including area code)

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

                       This document contains 11 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------



                                            June 30,     December 31,
                                              1997           1996
                                        --------------   ------------

ASSETS
------
Accrued interest                              $394,463       $349,232
Equity in commodity futures trading
 accounts:
    Cash and option premiums                97,571,253     87,463,878
    Net unrealized profit on open
     contracts                               2,307,941      2,335,799
                                        --------------   ------------

                TOTAL                     $100,273,657    $90,148,909
                                        ==============   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit shares payable                     $513,955     $1,434,200
    Brokerage commissions payable              606,667        544,798
    Incentive override payable                   8,296        834,271
    Redemptions payable                        805,237      3,143,328
    Administrative fees payable                 20,904         18,771
                                        --------------   ------------

            Total liabilities                1,955,059      5,975,368
                                        --------------   ------------

PARTNERS' CAPITAL:
  General Partners (10194 and 8985
   Units)                                    1,492,983      1,284,420
  Limited Partners (697513 and 579840
   Units)                                  102,155,441     82,889,121
  Subscriptions receivable (36391 and 0
   Units)                                  (5,329,826)        -
                                        --------------   ------------

            Total partners' capital         98,318,598     84,173,541
                                        --------------   ------------

                TOTAL                     $100,273,657    $90,148,909
                                        ==============   ============

NET ASSET VALUE PER UNIT

         (Based on 671316 and 588825
          Units outstanding)                   $146.46        $142.95
                                        ==============   ============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         ------------------------------

                              STATEMENTS OF INCOME
                              --------------------



                                        For the three   For the three    For the six    For the six
                                         months ended    months ended   months ended   months ended
                                           June 30,        June 30,       June 30,       June 30,
                                             1997            1996           1997           1996
                                      ----------------  -------------  -------------  -------------
REVENUES:
    Trading profits (loss):
        Realized                          $(2,075,330)    $ 7,971,503     $3,866,816    $ 5,631,792
        Change in unrealized               (2,109,057)     (1,022,662)       (27,858)    (1,782,387)
                                      ---------------   -------------  -------------  -------------

            Total trading results          (4,184,387)      6,948,841      3,838,958      3,849,405
                                      ---------------   -------------  -------------  -------------
    Interest income                         1,163,729       1,041,773      2,246,191      2,039,705
                                      ---------------   -------------  -------------  -------------

            Total revenues                 (3,020,658)      7,990,614      6,085,149      5,889,110
                                      ---------------   -------------  -------------  -------------

EXPENSES:
    Profit shares                           (350,438)         292,306        771,619        314,633
    Incentive override                      (520,461)          30,881          8,296         31,454
    Brokerage commissions                   1,708,822       1,718,336      3,262,867      3,374,978
    Administrative fees                        58,925         -              112,513        -
                                      ---------------   -------------  -------------  -------------

            Total expenses                    896,848       2,041,523      4,155,295      3,721,065
                                      ---------------   -------------  -------------  -------------

NET INCOME (LOSS)                         $(3,917,506)     $5,949,091     $1,929,854     $2,168,045
                                      ===============   =============  =============  =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           630,884         728,901        608,141        739,545
                                      ===============   =============  =============  =============

    Weighted average net income (loss)
        per Limited Partner
        and General Partner Unit               $(6.21)          $8.16          $3.17          $2.93
                                      ===============   =============  =============  =============


See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------

                              Units          Limited            General         Subscriptions          Total
                                             Partners           Partner           Receivable
                           ---------      -------------       -----------       ------------      -------------

PARTNERS' CAPITAL,
 December 31, 1995           716,827       $ 91,708,172        $1,052,896        $(3,620,575)      $ 89,140,493

Subscriptions                118,593         11,132,762             6,296          3,620,575         14,759,633

Subscriptions receivable     (13,344)           -                 -               (1,704,162)        (1,704,162)

Net income                   -                2,139,545            28,500            -                2,168,045

Redemptions                 (151,262)       (18,697,694)          -                  -              (18,697,694)
                           ---------      -------------       -----------       ------------      -------------

PARTNERS' CAPITAL,
  June 30, 1996              670,814       $ 86,282,785        $1,087,692        $(1,704,162)      $ 85,666,315
                           =========      =============       ===========       ============      =============

PARTNERS' CAPITAL,
  December 31, 1996          588,825       $ 82,889,121        $1,284,420           $ -            $ 84,173,541

Subscriptions                142,963         20,943,417           177,070             -              21,120,487

Subscriptions receivable     (36,391)           -                 -               (5,329,826)        (5,329,826)

Net income                    -               1,898,361            31,493            -                1,929,854

Redemptions                  (24,081)        (3,575,458)          -                  -               (3,575,458)
                           ---------      -------------       -----------       ------------      -------------

PARTNERS' CAPITAL,
  June 30, 1997              671,316       $102,155,441        $1,492,983        $(5,329,826)      $ 98,318,598
                           =========      =============       ===========       ============      =============

                            ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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


2. FAIR VALUE AND OFF-BALANCE SHEET RISK

    The Partnership's revenues by category for the respective periods were as follows:


                 For the three   For the three    For the six    For the six
                  months ended    months ended   months ended   months ended
                    June 30,        June 30,       June 30,       June 30,
                      1997            1996           1997           1996
                --------------  --------------  -------------  -------------

Interest rate      $(2,682,584)     $ (927,800)   $(2,778,803)    $ (524,818)
Stock indices         (155,083)        106,882        819,216       (385,457)
Commodities            191,393       1,980,127      4,494,529        357,334
Currencies          (1,430,241)      2,770,814        649,187      3,264,595
Energy                (957,070)      1,333,488     (1,971,805)     1,046,509
Metals                 849,198       1,685,330      2,626,634         91,242
                --------------  --------------  -------------  -------------

                   $(4,184,387)     $6,948,841    $ 3,838,958     $3,849,405
                ==============  ==============  =============  =============

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                    1997                                            1996
                 -----------------------------------------        -----------------------------------------
                    Commitment to        Commitment to               Commitment to        Commitment to
                 Purchase (Futures,      Sell (Futures,           Purchase (Futures,      Sell (Futures,
                 Options & Forwards)   Options & Forwards)        Options & Forwards)   Options & Forwards)
                 -------------------   -------------------        -------------------   -------------------
Interest rate          $527,101,433          $ 94,277,284               $163,675,871          $ 19,289,797
Stock indices            35,111,445                     -                  2,370,250                     -
Commodities              21,319,152            19,638,363                 15,801,477            20,321,987
Currencies               97,362,935           141,154,676                 98,847,573            98,585,409
Energy                      303,100             4,449,147                  9,062,561                     -
Metals                   33,880,866            41,637,026                  8,173,590            36,875,178
                 -------------------   -------------------        -------------------   -------------------

                       $715,078,931          $301,156,496               $297,931,322          $175,072,371
                 -------------------   -------------------        -------------------   -------------------

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                 1997                                       1996
                ---------------------------------------    ----------------------------------------
                   Commitment to       Commitment to          Commitment to       Commitment to
                Purchase (Futures,     Sell (Futures,      Purchase (Futures,     Sell (Futures,
                Options & Forwards)  Options & Forwards)   Options & Forwards)  Options & Forwards)
                -------------------  -------------------   -------------------  -------------------
Exchange
  traded              $611,939,707         $215,814,808          $222,862,462         $120,557,546
Non-Exchange
  traded               103,139,224           85,341,688            75,068,860           54,514,825
                -------------------  -------------------   -------------------  -------------------

                      $715,078,931         $301,156,496          $297,931,322         $175,072,371
                ===================  ===================   ===================  ===================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                  1997                                              1996
                 ----------------------------------------         ----------------------------------------
                    Commitment to       Commitment to               Commitment to        Commitment to
                 Purchase (Futures,     Sell (Futures,            Purchase (Futures,     Sell (Futures,
                 Options & Forwards)  Options & Forwards)         Options & Forwards)  Options & Forwards)
                 -------------------  -------------------         -------------------  -------------------

Interest rate          $223,489,787         $217,315,601                $375,821,929         $235,768,354
Stock indices            18,634,748            4,304,191                  18,182,219            6,017,446
Commodities              38,374,814           11,662,576                  31,215,320           16,934,584
Currencies               80,581,333          124,067,113                 129,897,769          155,721,135
Energy                    2,051,160            5,242,267                  10,495,884              828,215
Metals                   32,397,313           30,321,412                  16,886,459           41,387,905
                 -------------------  -------------------         -------------------  -------------------

                       $395,529,155         $392,913,160                $582,499,580         $456,657,639
                 -------------------  -------------------         -------------------  -------------------

As of June 30, 1997 and December 31, 1996, $67,528,576 and $55,365,300 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                         1997                            1996
              ---------------------------    ---------------------------
                  Gross          Net            Gross           Net
                Unrealized    Unrealized      Unrealized     Unrealized
                  Profit     Profit (Loss)      Profit      Profit (Loss)
              ------------   ------------    ------------   ------------

Exchange
  traded        $4,329,604     $2,389,526      $3,583,032     $2,072,327
Non-Exchange
  traded         2,089,466        (81,585)      1,075,337        263,472
              ------------   ------------    ------------   ------------

                $6,419,070     $2,307,941      $4,658,369     $2,335,799
              ============   ============    ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview: Advisor Selections
----------------------------------------


         The Fund's success depends on Merrill Lynch Investment Partners Inc.,'s ("MLIP") ability to select Advisors and the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. MLIP's Advisor selection procedure and the Advisors' trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions for example, markets with strong price trends in which the Fund has a better likelihood of being profitable than in others.

      As of July 1, 1997, the Partnership's assets were allocated as follows:



Trading Advisor                    Markets Traded                   % Allocation
---------------                    --------------                   ------------

John W. Henry & Company, Inc.      Financial Instruments and Metals       24.00
Chesapeake Capital Corporation     Diversified                            37.00
ARA Portfolio Management Company   Diversified                            13.50
Di Tomasso Group Inc.              Diversified                             6.50
Willowbridge Associate Inc.        Diversified                             9.50
Graham Capital Management, L.P.    Diversified                             9.50
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

Performance Summary
-------------------

         During the first six months of 1996, the Fund's average month-end Net Assets equaled $90,721,650 and the Fund recognized gross trading gains of $3,849,405 or 4.24% of average month-end Net Assets. Brokerage commissions of $3,374,978 or 3.72% of average month-end Net Assets before fees, Profit shares of $314,633 or .35% of average month-end Net Assets and Incentive overrides of $31,454 or .03% of average month-end Net Assets were paid. Interest income of $2,039,705 or 2.25% of average month-end Net Assets, resulted in a net gain of $2,168,045 or 2.39% of average month-end Net Assets, and a 2.70% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1997, the Fund's average month-end Net Assets equaled $91,820,005 and the Fund recognized gross trading gains of $3,838,958 or 4.18% of average month-end Net Assets. Brokerage commissions of $3,262,867 or 3.55%, Administrative fees of $112,513 or .13% of average month-end Net Assets before fees, Profit shares of $771,619 or .84% of average month-end Net Assets and Incentive overrides of $8,296 or .01% of average month-end Net Assets were paid. Interest income of $2,246,191 or 2.45% of average month-end Net Assets, resulted in a net gain of $1,929,854 or 2.10% of average month-end net assets, and a 2.46% increase in the Net Asset Value per Unit since December 31, 1996.


         During the first six months of 1997 and 1996, the fund experienced 7 profitable months and 5 unprofitable months.


                    MONTH-END NET ASSET VALUE PER UNIT
       --------------------------------------------------------------
                Jan.     Feb.     Mar.     Apr      May      Jun
       --------------------------------------------------------------
        1996    $125.91  $117.82  $119.43  $128.54  $123.56  $127.71
       --------------------------------------------------------------
        1997    $146.53  $151.84  $152.92  $149.41  $146.53  $146.46
       --------------------------------------------------------------

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

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 24% of the Fund's assets committed to trading as of July 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

         On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

           James M. Bernard, formerly a Senior Vice President of MLIP, is no longer with the firm.

           Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

          There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K
               -------------------

          There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                            ML GLOBAL HORIZONS L.P.



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 12, 1997      By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director



Date:  August 12, 1997      By /s/MICHAEL A. KARMELIN
                               ----------------------
                               Michael A. Karmelin
                               Chief Financial Officer, Vice President
                               and Treasurer