Form 10-Q
period 1997-09-30
ML GLOBAL HORIZONS LP
filed 1997-11-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------
                                       OR

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

                   c/o Merrill Lynch Investment Partners Inc.
             Merrill Lynch World Headquarters - South Tower, 6th Fl.
              World Financial Center New York, New York 10080-6106
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-5662
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                           September 30,     December 31,
                                                                1997             1996
                                                          ---------------- ----------------
ASSETS
------
Accrued interest                                                 $482,104         $349,232
Other receivable                                                    3,359          -
Equity in commodity futures trading accounts:
    Cash and option premiums                                  118,516,783       87,463,878
    Net unrealized profit on open contracts                     4,022,935        2,335,799
                                                          ---------------- ----------------

                TOTAL                                        $123,025,181      $90,148,909
                                                          ================ ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit shares payable                                        $556,991       $1,434,200
    Brokerage commissions payable                                 743,688          544,798
    Incentive override payable                                     42,678          834,271
    Redemptions payable                                           716,044        3,143,328
    Administrative fees payable                                    25,630           18,771
                                                          ---------------- ----------------

            Total liabilities                                   2,085,031        5,975,368
                                                          ---------------- ----------------

PARTNERS' CAPITAL:
  General Partners (10194 and 8985 Units)                       1,527,100        1,284,420
  Limited Partners (797130 and 579840 Units)                  124,743,983       82,889,121
  Subscriptions Receivable (35587 and 0 Units)                (5,330,933)          -
                                                          ---------------- ----------------

            Total partners' capital                           120,940,150       84,173,541
                                                          ---------------- ----------------

                TOTAL                                        $123,025,181      $90,148,909
                                                          ================ ================

NET ASSET VALUE PER UNIT

         (Based on 807,324 and 588825 Units outstanding)          $149.80          $142.95
                                                          ================ ================


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (a Delaware limited partnership)
                        --------------------------------

                              STATEMENTS OF INCOME
                              --------------------



                                 For the three      For the three       For the nine       For the nine
                                  months ended       months ended        months ended      months ended
                                 September 30,      September 30,       September 30,     September 30,
                                     1997               1996                1997               1996
                               ----------------- ------------------- ------------------- ----------------
REVENUES:
    Trading profits (loss):
        Realized                     $1,356,009        $(1,021,075)          $5,222,825       $4,610,717
        Change in unrealized          1,714,994           2,550,390           1,687,136          768,003
                               ----------------- ------------------- ------------------- ----------------

            Total trading results     3,071,003           1,529,315           6,909,961        5,378,720
                               ----------------- ------------------- ------------------- ----------------
    Interest income                   1,422,413             956,830           3,668,604        2,996,535
                               ----------------- ------------------- ------------------- ----------------

            Total revenues            4,493,416           2,486,145          10,578,565        8,375,255
                               ----------------- ------------------- ------------------- ----------------

EXPENSES:
    Profit shares                        64,708              59,187             836,327          373,820
    Incentive override                   34,382            (26,337)              42,678            5,117
    Brokerage commissions             2,100,622           1,615,389           5,363,489        4,990,367
    Administrative fees                  72,435               -                 184,948            -
                               ----------------- ------------------- ------------------- ----------------

            Total expenses            2,272,147           1,648,239           6,427,442        5,369,304
                               ----------------- ------------------- ------------------- ----------------

NET INCOME                           $2,221,269            $837,906          $4,151,123       $3,005,951
                               ================= =================== =================== ================

NET INCOME PER UNIT:
    Weighted average number of
        units outstanding               754,358             682,716             656,881          720,600
                               ================= =================== =================== ================

    Weighted average net income
     per Limited Partner
      and General Partner Unit            $2.94               $1.23               $6.32            $4.17
                               ================= =================== =================== ================


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 1997 and 1996
              -----------------------------------------------------



                                                 Limited          General
                                  Units          Partners         Partner       Receivable         Total
                             --------------- ---------------- --------------- --------------------------------
PARTNERS' CAPITAL,
  December 31, 1995                 716,827      $91,708,172      $1,052,896    $(3,620,575)      $89,140,493

Subscriptions                       135,271       13,149,858          56,900       3,620,575       16,827,333

Subscriptions receivable              -               -               -               -                     -

Net income                            -            2,956,964          48,987          -             3,005,951

Redemptions                       (223,440)     (27,896,666)          -               -          (27,896,666)
                             --------------- ---------------- --------------- --------------- ----------------

PARTNERS' CAPITAL,
  September 30, 1996                628,658      $79,918,328      $1,158,783    $     -           $81,077,111
                             =============== ================ =============== =============== ================

PARTNERS' CAPITAL,
  December 31, 1996                 588,825      $82,889,121      $1,284,420        $ -           $84,173,541

Subscriptions                       291,529       43,353,820         177,070          -            43,530,890

Subscriptions receivable           (35,587)           -                 -        (5,330,933)      (5,330,933)

Net income                            -            4,085,513          65,610          -             4,151,123

Redemptions                        (37,443)      (5,584,471)            -             -           (5,584,471)
                             --------------- ---------------- --------------- --------------- ----------------

PARTNERS' CAPITAL,
  September 30, 1997                807,324     $124,743,983      $1,527,100    $(5,330,933)     $120,940,150
                             =============== ================ =============== =============== ================


See notes to financial
statements.

                             ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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


2.  FAIR VALUE AND OFF-BALANCE SHEET RISK

    The Partnership's revenues by category for the respective periods were as follows:



                                     For the three     For the three     For the nine     For the nine
                                      months ended      months ended     months ended      months ended
                                     September 30,     September 30,    September 30,     September 30,
                                          1997              1996             1997             1996
                                   ------------------ ---------------- ---------------- -----------------
Interest rate                             $5,711,097       $3,655,729       $2,932,294        $3,130,911
Stock indices                                255,991      (2,158,194)        1,075,207       (2,543,650)
Commodities                              (3,345,466)        (627,123)        1,149,063         (269,789)
Currencies                                   839,770      (2,083,294)        1,488,957         1,181,300
Energy                                      (62,175)        2,803,864      (2,033,980)         3,850,373
Metals                                     (328,214)         (61,667)        2,298,420            29,575
                                   ------------------ ---------------- ---------------- -----------------
                                          $3,071,003       $1,529,315       $6,909,961        $5,378,720
                                   ================== ================ ================ =================



     The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:



                                 1997                                            1996
                 -----------------------------------------     ------------------------------------------
                     Commitment to         Commitment to           Commitment to         Commitment to
                   Purchase (Futures,      Sell (Futures,        Purchase (Futures,      Sell (Futures,
                  Options & Forwards)   Options & Forwards)     Options & Forwards)   Options & Forwards)
                 ---------------------  --------------------   ---------------------  -------------------
Interest rate         $564,042,143          $18,757,068            $163,675,871          $19,289,797
Stock indices          $12,728,517            9,776,895              $2,370,250             -
Commodities             24,943,349           22,779,004              15,801,477           20,321,987
Currencies              51,963,396          178,880,450              98,847,573           98,585,409
Energy                  12,431,881            1,752,521               9,062,561             -
Metals                  44,214,936           34,006,782               8,173,590           36,875,178
                 ------------------    -----------------       -----------------    -----------------
                      $710,324,222         $265,952,720            $297,931,322         $175,072,371
                 ==================    =================       =================    =================

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                      1996
                  ----------------------------------------    ----------------------------------------
                     Commitment to         Commitment to         Commitment to         Commitment to
                   Purchase (Futures,      Sell (Futures,      Purchase (Futures,      Sell (Futures,
                  Options & Forwards)   Options & Forwards)   Options & Forwards)   Options & Forwards)
                  -------------------   -------------------   -------------------   -------------------
Exchange
   traded             $656,976,656         $147,589,401            $222,862,462         $120,557,546
Non-Exchange
    traded              53,347,566          118,363,319              75,068,860           54,514,825
                 ------------------    -----------------       -----------------    -----------------

                      $710,324,222         $265,952,720            $297,931,322         $175,072,371
                 ==================    =================       =================    =================


The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                    1997                                        1996
                 ----------------------------------------   -------------------------------------------
                    Commitment to          Commitment to           Commitment to      Commitment to
                  Purchase (Futures,       Sell (Futures,        Purchase (Futures,    Sell (Futures,
                 Options & Forwards)    Options & Forwards)     Options & Forwards)  Options & Forwards)
                 -------------------   -------------------   -------------------   -------------------
Interest rate         $333,634,462         $171,544,846            $375,821,929         $235,768,354
Stock indices           19,069,602            7,422,098              18,182,219            6,017,446
Commodities             33,866,288           13,658,213              31,215,320           16,934,584
Currencies              81,015,464          156,964,602             129,897,769          155,721,135
Energy                   3,680,369            4,741,251              10,495,884              828,215
Metals                  33,508,455           35,694,032              16,886,459           41,387,905
                 ------------------    -----------------       -----------------    -----------------
                      $504,774,640         $390,025,042            $582,499,580         $456,657,639
                 ==================    =================       =================    =================


        As of September 30, 1997 and December 31, 1996, $90,835,916 and $55,365,300 of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                 1997                                    1996
                 -------------------------------------     -----------------------------------
                       Gross                  Net                  Gross             Net
                    Unrealized             Unrealized            Unrealized        Unrealized
                      Profit             Profit (Loss)            Profit         Profit (Loss)
                 -----------------     -----------------   -----------------   ----------------
Exchange
   traded               $7,001,718            $5,003,844           $3,583,032           $2,072,327
Non-Exchange
    traded                 954,178             (980,909)            1,075,337              263,472
                 ------------------    ------------------   ------------------    -----------------

                        $7,955,896            $4,022,935           $4,658,369           $2,335,799
                 ==================    ==================   ==================    =================

3. RELATED PARTY TRANSACTIONS

     MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview: Advisor Selections
----------------------------------------
             The Fund's success depends on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. MLIP's Advisor selection procedure and the Advisors' trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions for example, markets with strong price trends in which the Fund has a better likelihood of being profitable than in others.

         As of October 1, 1997, the Partnership's assets were allocated as follows:



TRADING ADVISOR                            MARKETS TRADED                     % ALLOCATION
John W. Henry & Company, Inc.              Financial Instruments and Metals          24.00
Chesapeake Capital Corporation             Diversified                               37.00
ARA Portfolio Management Company           Diversified                               13.50
Di Tomasso Group Inc.                      Diversified                                6.50
Willowbridge Associate Inc..               Diversified                                9.50
Graham Capital Management, L.P.            Diversified                                9.50
                                                                                   -------
                                                                                    100.00%


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

Performance Summary
-------------------

            During the first nine months of 1996, the Fund's average month-end Net Assets equaled $88,631,645 and the Fund recognized gross trading gains of $5,378,720 or 6.07% of such average month-end Net Assets. Brokerage commissions of $4,990,367 or 5.63% of average month-end Net Assets before fees, Profit shares of $373,820 or .42% of average month-end Net Assets and Incentive overrides of $5,117 or .01% of average month-end Net Assets were paid. Interest income of $2,996,535 or 3.38% of average month-end Net Assets, resulted in a net gain of $3,005,951 or 3.39% of average month-end Net Assets, and a 3.72% increase in the Net Asset Value per Unit since December 31, 1995.

             During the first nine months of 1997, the Fund's average month-end Net Assets equaled $100,280,764 and the Fund recognized gross trading gains of $6,909,961 or 6.88% of such average month-end Net Assets. Brokerage commissions of $5,363,489 or 5.35% of average month-end Net Assets before fees, Administrative fees of $184,948 or 0.18% of average month-end Net Assets, Profit shares of $836,327 or 0.83% of average month-end Net Assets and Incentive overrides of $42,678 or 0.04% of average month-end Net Assets were paid. Interest income of $3,668,604 or 3.66% of average month-end Net Assets, resulted in a net gain of $4,151,123 or 4.14% of average month-end net assets, and a 4.79% increase in the Net Asset Value per Unit since December 31, 1996.

             During the first nine months of 1997 and 1996, the fund experienced 11 profitable months and 7 unprofitable months.

MONTH-END NET ASSET VALUE PER UNIT

-----------------------------------------------------------------------------
      Jan.    Feb.    Mar.    Apr     May     Jun     Jul     Aug     Sep
-----------------------------------------------------------------------------
1996  $125.91 $117.82 $119.43 $128.54 $123.56 $127.71 $123.72 $124.28 $128.97
-----------------------------------------------------------------------------
1997  $146.53 $151.84 $152.92 $149.41 $146.53 $146.46 $155.70 $148.90 $149.80
-----------------------------------------------------------------------------

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

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 24% of the Fund's assets committed to trading as of October 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.    Changes in Securities and Use of Proceeds

               (a) None.
               (b) None.
               (c) None.
               (d) The Fund registered $225,000,000 of limited
                   partnership interest. The Fund has sold 797,130 Units of limited partnership interest, with an aggregate price of $124,743,983.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

        Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

        Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

          There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K
               -------------------

          There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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

                                      ML GLOBAL HORIZONS L.P.




                                      By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)

Date:  November 14, 1997              By /s/JOHN R. FRAWLEY, JR.
                                         -----------------------
                                        John R. Frawley, Jr.
                                        President, Chief Executive Officer
                                        and Director





Date:  November 14, 1997              By /s/MICHAEL A. KARMELIN
                                         ----------------------
                                        Michael A. Karmelin
                                        Chief Financial Officer, Vice President
                                        and Treasurer