Form 10-K405
period 1997-12-31
ML GLOBAL HORIZONS LP
filed 1998-03-26
CIK 904918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-23240

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                         13-3716393
  -------------------------------         -------------------
  (State of other jurisdiction of          (I.R.S. Employer
  incorporation or organization           Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Limited Partnership
                                                             -------------------
Units
-----
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X          No
                                                         -----          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                               [X]

Aggregate market value of the voting and non-voting stock held by non-affiliates: the registrant is a limited partnership; as of February 1, 1998, limited partnership units with an aggregate value of $134,270,083 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                            ML GLOBAL HORIZONS L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K


                               Table of Contents
                               -----------------


                                   PART I                       PAGE
                                   ------                       ----

Item 1...  Business...........................................  1

Item 2...  Properties.........................................  6

Item 3...  Legal Proceedings..................................  6

Item 4...  Submission of Matters to a Vote of Security Holders  7

                                    PART II
                                    -------

Item 5.... Market for Registrant's Common Equity and Related
           Stockholder Matters................................  7

Item 6.... Selected Financial Data............................  8

Item 7.... Management's Discussion and Analysis of Financial
           Condition and Results of Operations................ 11

Item 7A... Quantitative and Qualitative Disclosures About
           Market Risk........................................ 14

Item 8.... Financial Statements and Supplementary Data........ 14

Item 9.... Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............. 14

                                    PART III
                                    --------

Item 10... Directors and Executive Officers of the Registrant. 14

Item 11... Executive Compensation............................. 16

Item 12... Security Ownership of Certain Beneficial Owners
           and Management..................................... 16

Item 13... Certain Relationships and Related Transactions..... 17

                                    PART IV
                                    -------

Item 14... Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................ 18

                                     PART I

ITEM 1:  BUSINESS
         --------
         (a) General Development of Business:
             -------------------------------

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

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership and selects and allocates the Fund's assets among a "concentrated" group of Advisors unaffiliated with MLIP, each of which trades independently of the others. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (Merrill Lynch & Co., Inc. and its affiliates are herein sometimes referred to as "Merrill Lynch").

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

          The initial capitalization of the Fund was $35,835,000 . A total of an additional $133,351,779 was invested in the Units through December 31, 1997, and Units with an aggregate Net Asset Value of $66,754,173 had been redeemed (including December 31, 1997 redemptions which were not actually paid out until January 1998). As of December 31, 1997, the capitalization of the Fund was $134,044,365, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $153.86. As of December 31, 1997, the Fund had 4,479 Limited Partners.

          Through December 31, 1997, the highest month-end Net Asset Value per Unit was $155.70 (July, 1997) and the lowest $97.36 (February, 1994).

     (b) Financial Information about Industry Segments:
         ---------------------------------------------

        The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

     (c) Narrative Description of Business:
         ---------------------------------

         GENERAL

         The Fund trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

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

          MLIP may from time to time direct certain individual Advisors to manage their Fund accounts as if they were managing up to 50% more equity than the actual capital allocated to them. This additional leverage is subject to the condition that the Fund as a whole will not trade as if it had in excess of 20% more equity than actual capital.

          One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.


          USE OF PROCEEDS AND INTEREST INCOME

          Subscription Proceeds.  MLIP pays from its own funds the selling
          ---------------------
commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Fund's assets are used as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below under "-- Available Assets."

          Market Sectors.  The Partnership trades in a diversified group of
          --------------
markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time materially alter the allocation of their overall
trading commitments among different market sectors.   Except in the case of
certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or as to in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the "back-to-back" intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB") with which the Advisors trade on behalf of the Fund.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets, although generally the bulk of the Fund's trading takes place on regulated exchanges.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets.  All of the Fund's assets are currently held in
          -----------------
customer accounts at Merrill Lynch.

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; and (b) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

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

              Interest Earned on the Fund's U.S. Dollar Available Assets.  The
              ----------------------------------------------------------
Fund's U.S. dollar Available Assets are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

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

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

                          ____________________________

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited certain amounts to the Fund's investors (directly, not by crediting the Fund itself). For current Merrill Lynch clients, this credit, which includes compounded interest, appears on the December 1997 account statements. The total amount of the adjustment is approximately $1,003,000.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.

                               1995                       1996                        1997
                        ----------------------     ---------------------      ---------------------
                                  % OF AVERAGE               % OF AVERAGE               % OF AVERAGE
                        DOLLAR     MONTH-END       DOLLAR     MONTH-END       DOLLAR     MONTH-END
COST                    AMOUNT     NET ASSETS      AMOUNT     NET ASSETS      AMOUNT     NET ASSETS
------                ----------  -----------    ----------  ------------   ----------  ------------
Brokerage
 Commissions          $5,723,755          7.72%  $6,646,004          7.55%  $7,727,226          7.19%

Administrative
 Expenses                     --            --       57,091          0.06      266,456          0.25

Profit Shares          1,492,857          2.01    1,808,020          2.05    1,666,616          1.55

Incentive Override       965,454          1.30      834,271          0.95      289,162          0.27
                      ----------         -----   ----------         -----   ----------          ----
      Total           $8,182,066         11.03%  $9,345,386         10.61%  $9,949,460          9.26%
                      ==========         =====   ==========         =====   ==========          ====

                          ____________________________

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

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $74,120,244, $87,987,052 and $107,466,882, respectively.

          During 1995, 1996 and 1997, the Fund earned $3,786,925, $3,978,137, and $5,278,840 in interest income, or approximately 5.11%, 4.52% and 4.91% of the Fund's average month-end Net Assets.

          As of October 1, 1996, the 7.50% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 7.25% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

                         DESCRIPTION OF CURRENT CHARGES


RECIPIENT             NATURE OF PAYMENT                         AMOUNT OF PAYMENT
------------------  ----------------------  ---------------------------------------------------------
MLF                 Brokerage Commissions   A flat-rate monthly commission of 0.6041 of 1% of the
                                            Fund's month-end assets (a 7.25% annual rate).

                                            During  1995, 1996 and 1997, the round-turn (each
                                            purchase and sale or sale and purchase of a single
                                            futures contract) equivalent rate of the Fund's flat-rate
                                            Brokerage Commissions was approximately $88,  $74
                                            and $98, respectively.

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

MLIP                Administrative Fees     The Fund pays MLIP a monthly Administrative Fee
                                            equal to 0.020833 of 1% of the Fund's month-end
                                            assets (0.25% annually).  MLIP pays all of the Fund's
                                            routine administrative costs.

MLIB                Bid-ask spreads         Under MLIP's F/X Desk arrangements, MLIB receives
                                            bid-ask spreads on the forward trades it executes with
                                            the Fund.

Other               Bid-ask spreads         The counterparties other than MLIB with which the
  Counterparties                            F/X Desk deals also each receive bid-ask spreads on
                                            the forward trades executed with the Fund.

MLIP                F/X Desk service fees   Under the F/X Desk arrangements, MLIP or another
                                            Merrill Lynch entity receives a service fee equal, at
                                            current exchange rates, to approximately $5.00 to
                                            $12.50 on each purchase or sale of each futures
                                            contract-equivalent forward contract executed with
                                            counterparties other than MLIB.

MLIB                EFP differentials       MLIB or an affiliate receives a differential spread for
                                            exchanging the Fund's spot currency positions (which
                                            are acquired through the F/X Desk, as described above)
                                            for equivalent futures positions.

MLIP                Annual Incentive        Paid by the Fund as a whole on an annual basis and by
                    Overrides               reduction of the Net Asset Value of Units when
                                            redeemed.  The Incentive Override equals 10% of any
                                            Net New Gain (as defined).  Units may generate Net
                                            New Gain and be subject to paying an Incentive
                                            Override even though the Net Asset Value per Unit has
                                            declined below the purchase price of such Units.


Trading Advisors    Profit Shares           Prior to January 1, 1997, all Advisors received
                                            quarterly Profit Shares ranging from 15% to 25%
                                            (depending on the Trading Advisor) of any New
                                            Trading Profit achieved by their Fund account.  As of
                                            January 1, 1997, a number of Advisors agreed to
                                            receive only annual Profit Shares.  Profit Shares are
                                            also paid upon redemption of Units.  New Trading
                                            Profit is calculated separately in respect of each
                                            Advisor, irrespective of the overall performance of the
                                            Fund.  The Fund may pay substantial Profit Shares
                                            during periods when it is incurring significant overall
                                            losses.

MLF;                Extraordinary expenses  Actual costs incurred; none paid to date, and expected
  Others                                    to be negligible.


  REGULATION

 The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

  (i) through (xii) -- not applicable.

  (xiii)  The Partnership has no employees.

  (d) Financial Information about Foreign and Domestic Operations and Export
      ----------------------------------------------------------------------
Sales:
-----

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

ITEM 3:  LEGAL PROCEEDINGS
         -----------------

 ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIP or the Fund.

  MLIP itself has never been the subject of any material litigation.

 On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

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

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

  (a)  Market Information:
       ------------------

         There is no public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

  (b)  Holders:
       -------

         As of December 31, 1997, there were 4,480 holders of Units, including the General Partner.

  (c)  Dividends:
       ---------

         The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------

 The following selected financial data has been derived from the audited financial statements of the Partnership.

                                            JANUARY 1,     JANUARY 1, 1996     JANUARY 1,       JANUARY 4,
                                               1997              TO               1995             1994
                                                TO          DECEMBER 31,           TO               TO
                                           DECEMBER 31,         1996          DECEMBER 31,     DECEMBER 31,
                                               1997                               1995             1994
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
---------------------
Revenues:

  Trading Profits (Loss)

     Realized Gain                           $  6,111,341      $20,458,327       $17,455,764      $   453,726

     Change in Unrealized Gain (Loss)           6,329,441       (3,294,990)          299,233        5,331,556
                                             ------------      -----------       -----------      -----------

       Total Trading Results                   12,440,782       17,163,337        17,754,997        5,785,282

  Interest Income                               5,278,840        3,978,137         3,786,925        1,972,722
                                             ------------      -----------       -----------      -----------

       Total Revenues                          17,719,622       21,141,474        21,541,922        7,758,004
                                             ------------      -----------       -----------      -----------

Expenses:

  Brokerage Commissions                         7,727,226        6,646,004         5,723,755        3,859,267

  Administrative Fees                             266,456           57,091                --               --

  Profit Shares                                 1,666,616        1,808,020         1,492,857        1,103,649

  Incentive Override                              289,162          834,271           965,454           41,867
                                             ------------      -----------       -----------      -----------

       Total Expenses                           9,949,460        9,345,386         8,182,066        5,004,783
                                             ------------      -----------       -----------      -----------

    Net Income                               $  7,770,162      $11,796,088       $13,359,856      $ 2,753,221
                                             ============      ===========       ===========      ===========

BALANCE SHEET DATA*                       DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                              1997             1996              1995             1994
                                          ---------------  ---------------   ---------------  ---------------

Fund Net Asset Value                         $134,044,365      $84,173,541       $89,140,493      $67,078,533

Net Asset Value per Unit                          $153.86          $142.95           $124.35          $104.08


* Balance Sheet Data is based on redemption values, which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
1994    $ 98.60  $ 97.36  $ 98.60  $ 98.99  $102.25  $104.98  $102.64  $100.63  $102.16  $104.27  $103.89  $104.08
------------------------------------------------------------------------------------------------------------------
1995    $101.22  $106.76  $116.51  $118.56  $121.04  $120.69  $116.88  $116.54  $115.14  $115.01  $117.18  $124.35
------------------------------------------------------------------------------------------------------------------
1996    $125.91  $117.82  $119.43  $128.54  $123.56  $127.71  $123.72  $124.28  $128.97  $138.94  $146.22  $142.95
------------------------------------------------------------------------------------------------------------------
1997    $146.53  $151.84  $152.92  $149.41  $146.53  $146.46  $155.70  $148.90  $149.80  $147.06  $148.57  $153.86
------------------------------------------------------------------------------------------------------------------

          The Net Asset Value per Unit varies, until December 31, 1994, from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                            ML GLOBAL HORIZONS L.P.
                               DECEMBER 31, 1997

Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                    Inception of Trading:   January 4, 1994
                    Aggregate Subscriptions:    $165,566,205
                     Current Capitalization:   $134,044,365
                 Worst Monthly Drawdown/(2)/:  (6.42)%  (2/96)
              Worst Peak-to-Valley Drawdown/(3)/:  (6.42)%  (2/96)
                                 _____________

             Net Asset Value per Unit, December 31, 1997:   $153.86

          MONTHLY RATES OF RETURN /(4)/
-------------------------------------------------
     MONTH         1997    1996    1995     1994
-------------------------------------------------
January            2.50%   1.25%  (2.74)%  (1.40)%
-------------------------------------------------
February           3.62   (6.42)    5.48    (1.26)
-------------------------------------------------
March              0.71    1.37     9.13     1.28
-------------------------------------------------
April             (2.30)   7.63     1.76     0.40
-------------------------------------------------
May               (1.93)  (3.87)    2.09     3.29
-------------------------------------------------
June              (0.05)   3.35    (0.29)    2.67
-------------------------------------------------
July               6.31   (3.12)   (3.15)   (2.23)
-------------------------------------------------
August            (4.37)   0.45    (0.29)   (1.96)
-------------------------------------------------
September          0.60    3.77    (1.21)    1.52
-------------------------------------------------
October           (1.83)   7.73    (0.11)    2.06
-------------------------------------------------
November           1.03    5.24     1.89    (0.37)
-------------------------------------------------
December           3.56   (2.24)    6.12     0.18
-------------------------------------------------
Compound           7.61%  14.96%   19.48%    4.08%
 Annual
Rate of Return
-------------------------------------------------

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

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equalled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately
(3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

 ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

          MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium-to long-term commitment to all Advisors selected. In particular, MLIP has to date made significantly fewer reallocations of trading assets and adjustments in the Advisor combinations for the Fund than in the case of many of MLIP's multi-advisor funds. However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

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

                PERFORMANCE SUMMARY

                1995

          In 1995, prevailing price trends in several key markets enabled the Advisors to trade profitably for the Fund. Although trading in many of the traditional commodity markets may have been lackluster, the currency and financial markets offered exceptional trading conditions. After months characterized by very difficult trading environments, solid price trends across many markets (including U.S. Treasury and non-dollar bond markets) began to emerge during the first quarter of 1995. In the second quarter, market volatility once again began to affect trading, as many previously strong price trends began to weaken and, in some cases, reverse. The U.S. dollar hit new lows versus the Japanese yen and Deutschemark before rebounding sharply. In addition, there were strong indications that the U.S. economy was slowing which, when coupled with a failure of the German Central Bank to lower interest rates, stalled a rally in the German bond market. During the third quarter, there was a correction in U.S. bond prices after several months of a strong uptrend. Despite exposure to the global interest-rate markets, the Fund's long positions in Treasury bonds had a negative impact on the Fund. Throughout August and into September, the U.S. dollar rallied sharply against the Japanese yen and the Deutschemark as a result of the coordinated intervention by major central banks and widespread recognition of the growing banking crisis in Japan. Despite continued price volatility during the final quarter of 1995, the Trading Advisors were able to identify several trends in key markets. U.S. Treasury bond prices continued their strong move upward throughout November, due both to weak economic data and optimism on federal budget talks. As the year ended, the yield on the 30-year Treasury bond was pushed to its lowest level in more than two years.

                1996

          1996 began with the East Coast blizzard, continuing difficulties in federal budget talks and an economic slowdown having a negative impact on many markets. The Fund was profitable in January due to strong profits in currency trading as the U.S. dollar reached a 23-month high against the Japanese yen. In February, however, the Fund incurred its worst monthly loss due to the sudden reversals in several strong price trends and considerable volatility in the currency and financial markets. During March, large profits were taken in the crude oil and gasoline markets as strong demand continued and talks between the United Nations and Iraq were suspended. This trend continued into the second quarter, during which strong gains were also recognized in the agricultural markets as a combination of drought and excessive rain drove wheat and grain prices to historic highs. In the late summer and early fall months, the Fund continued to trade profitably as trending prices in a number of key markets favorably impacted the Fund's performance. In September heating oil hit a five-year high on soaring prices in Europe, and the Fund was also able to capitalize on downward trends in the metals markets. Strong trends in the currency and global bond markets produced significant gains in October and November, but the year ended with declining performance as December witnessed the reversal of several strong upward trends and increased volatility in key markets.

                1997

          Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Trading Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

          In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. However, the dollar underwent two significant corrections during the year. The first correction occurred in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. From August through mid-November, the dollar corrected against the Eurocurrencies in advance of a well-advertised tightening by the Bundesbank. By mid-December the dollar had bounced back to new highs against the yen and was rallying against the mark.

          Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. By the middle of the year, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress. Effects of the plunge in the Hong Kong stock market in late October spread rapidly throughout the world's financial markets, including global bond markets. After continued volatility in subsequent months made trading difficult, 1997 interest rate trading ended on a positive note when U.S. and Japanese bond markets rallied as a flight to safety from plunging stock markets around the world occurred in December.

          In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. By mid-year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production, joined forces to pressure oil-producing nations to stay within OPEC production quotas. In December, financial and economic problems in Asia reduced demand for oil, and, in combination with ample supplies, resulted in crude oil prices declining once again.

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

                The Partnership raises additional capital only through the offering of its Units.

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

          THE YEAR 2000 COMPUTER ISSUE

          Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

                Not applicable.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There were no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ---------------------------------------------------

(a,b)  Identification of Directors and Executive Officers:
       --------------------------------------------------

       As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

          The directors and executive officers of MLIP as of February 1, 1998 and their respective business backgrounds are as follows.

John R. Frawley, Jr.                    Chairman, Chief Executive Officer,
                                        President and Director

Jeffrey F. Chandor                      Senior Vice President, Director of
                                        Sales, Marketing and Research and
                                        Director

Joseph H. Moglia                        Director

Allen N. Jones                          Director

Stephen G. Bodurtha                     Director

Michael A. Karmelin                     Chief Financial Officer, Vice
                                        President and Treasurer

Steven B. Olgin                         Vice President, Secretary and Director
                                        of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New

York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

         Messrs. Moglia and Bodurtha became Directors in January 1998.

          As of December 31, 1997, the principals of MLIP owned Units with an aggregate Net Asset Value of approximately $98,470, and MLIP's general partner interest in the Fund was valued at approximately $1.5 million.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund/sm/ L.P., The SECTOR Strategy Fund/sm/ II L.P.,The SECTOR Strategy Fund/sm/ V L.P., The SECTOR Strategy Fund/sm/ VI L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

     (c) Identification of Certain Significant Employees:
         -----------------------------------------------

                            None.

     (d)  Family Relationships:
          --------------------

                            None.

     (e)  Business Experience:
          -------------------

                            See Item 10 (a)(b) Above

     (f) Involvement in Certain Legal Proceedings:
         ----------------------------------------

                            None.

     (g)  Promoters and Control Persons:
          ------------------------------

                            Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Incentive Overrides and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above.
The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
          ---------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners:
         -----------------------------------------------

     As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:
         --------------------------------

     As of December 31, 1997, the following officers of the General Partner beneficially owned the following number of units:

                             Number of     Percent
 Name of Beneficial Owner   Units Owned    of Class
--------------------------  -----------  ------------

 John R. Frawley, Jr.               590  Less than 1%
 Jeffrey Chandor                     50  Less than 1%

          As of December 31, 1997, the General Partner owned 10,194 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

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

          In 1997 the Partnership accrued: (i) Brokerage Commissions of $7,727,226 to the Commodity Broker, which included $2,047,264 in consulting fees accrued by the Commodity Broker to the Trading Advisors; (ii) Administrative Fees of $266,456 to MLIP (the Administrative Fees only began to be paid as of October 1, 1996); and (iii) Incentive Overrides of $289,162 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and "-- Description of Current Charges" and Item 11, "Executive Compensation" herein.

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

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

         (a)1.  Financial Statements (found in Exhibit 13.01):                      Page
                -----------------------------------------------------               ----


                Independent Auditors' Report                                          1

                Statements of Financial Condition as of December 31, 1997 and 1996    2

                For the years ended December 31, 1997, 1996 and 1995:
                    Statements of Income                                              3
                    Statements of Changes in Partners' Capital                        4

                Notes to Financial Statements                                      5-12

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

3.01(i) Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):   Is incorporated herein by reference from Exhibit 3.01(i)
---------------    contained in the Registrant's Registration Statement.

3.01(ii)           Amended and Restated Limited Partnership Agreement of the
                   Partnership.

Exhibit 3.01(ii):  Is incorporated herein by reference from Exhibit 3.01(ii)
----------------   contained in the Registrant's Registration Statement (as
                   Exhibit A).

3.02(iii)          Amended and Restated Certificate of Limited Partnership of
                   the Partnership, dated July 27, 1995.

Exhibit 3.02(iii): Is incorporated by reference from Exhibit 3.02(iii) contained ----------------- in the Registrant's report on Form 10-Q for the Quarter Ended
                   June 30, 1995.

10.01(d) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

Exhibit 10.01(d):  Is incorporated by reference from Exhibit 10.01(d) contained
----------------   in the Registrant's report on Form 10-Q for the Quarter Ended
                   June 30, 1995.

10.02 Form of Consulting Agreement between each trading advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:     Is incorporated herein by reference from Exhibit 10.02
-------------      contained in the Registrant's Registration Statement.

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:     Is incorporated herein by reference from Exhibit 10.03
-------------      contained in the Registrant's Registration Statement.

10.05              Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:     Is incorporated herein by reference from Exhibit 10.05
-------------      contained the Registrant's Registration Statement (as Exhibit
                   D).

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:     Is incorporated herein by reference from Exhibit 10.06
-------------      contained in Amendment No. 1 to the Registration Statement.

10.07 Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.07:     Is incorporated herein by reference from Exhibit 10.07
-------------      contained in the Registrant's report on Form 10-K for the
                   year ended December 31, 1996.

13.01              1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01:     Is filed herewith.
-------------

28.01              Prospectus of the Partnership dated December 6, 1995.

Exhibit 28.01: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-88994) on Form S-1, effective December 6, 1995).


     (b)   Report on Form 8-K:
           ------------------

           No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                    ML GLOBAL HORIZONS L.P.

                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                    General Partner

                    By: /s/ John R. Frawley, Jr.
                        ------------------------
                    John R. Frawley, Jr.
                    Chairman, Chief Executive Officer, President
                      and Director (Principal Executive Officer)


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

 Signature                   Title                                                    Date
---------                   -----                                                    -----
/s/ John R. Frawley, Jr.    Chairman, Chief Executive Officer, President             March 25, 1998
--------------------------  and Director (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Michael A. Karmelin     Vice President, Chief Financial Officer, and             March 25, 1998
--------------------------
Michael A. Karmelin         Treasurer (Principal Financial and Accounting Officer)

/s/ Jeffrey F. Chandor      Senior Vice President, Director of Sales,                March 25, 1998
--------------------------
Jeffrey F. Chandor          Marketing and Research, and Director

/s/ Allen N. Jones          Director                                                 March 25, 1998
--------------------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT                      General Partner of Registrant          March 25, 1998
  PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
     John R. Frawley, Jr.


                            ML GLOBAL HORIZONS L.P.

                                 1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


               Exhibit
               -------

Exhibit 13.01  1997 Annual Report and Independent Auditors' Report