Form 10-Q
period 1998-03-31
ML GLOBAL HORIZONS LP
filed 1998-05-11
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                ----------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________  to ______________

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

                                  212-236-9757
              ----------------------------------------------------
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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                                           March 31,          December 31,
                                                                              1998                1997
                                                                        -----------------   -----------------
ASSETS
------
Accrued interest                                                                $593,355            $572,654
Other receivable                                                                     280             -
Equity in commodity futures trading accounts:
    Cash and option premiums                                                 136,684,284         127,759,932
    Net unrealized profit on open contracts                                    3,875,756           8,665,240
                                                                        -----------------   -----------------

                TOTAL                                                       $141,153,675        $136,997,826
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit shares payable                                                     $1,186,989          $1,196,823
    Brokerage commissions payable                                                851,162             825,958
    Incentive override payable                                                   106,890             289,162
    Redemptions payable                                                        3,770,307             612,978
    Administrative fees payable                                                   29,405              28,540
                                                                        -----------------   -----------------

            Total liabilities                                                  5,944,753           2,953,461
                                                                        -----------------   -----------------

PARTNERS' CAPITAL:
  General Partners (10252 and 10194 Units)                                     1,608,583           1,568,439
  Limited Partners (851477 and 873830 Units)                                 133,600,339         134,446,411
  Subscriptions Receivable (0 and 12807 Units)                                   -                (1,970,485)
                                                                        -----------------   -----------------

            Total partners' capital                                          135,208,922         134,044,365
                                                                        -----------------   -----------------

                TOTAL                                                       $141,153,675        $136,997,826
                                                                        =================   =================

NET ASSET VALUE PER UNIT

         (Based on 861729 and 871217 Units outstanding)                          $156.90             $153.86
                                                                        =================   =================

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                        ------------------------------

                             STATEMENTS OF INCOME
                             --------------------



                                        For the three          For the three
                                         months ended           months ended
                                          March 31,              March 31,
                                             1998                   1997
                                      -------------------   ---------------------
REVENUES:
    Trading profits (loss):
      Realized                               $ 9,647,557              $5,942,145
      Change in unrealized                    (4,789,484)              2,081,199
                                      -------------------   ---------------------

         Total trading results                 4,858,073               8,023,344
                                      -------------------   ---------------------
    Interest income                            1,737,293               1,082,462
                                      -------------------   ---------------------

         Total revenues                        6,595,366               9,105,806
                                      -------------------   ---------------------

EXPENSES:
    Profit shares                              1,184,507               1,122,057
    Incentive override                           106,890                 528,757
    Brokerage commissions                      2,524,126               1,554,045
    Administrative fees                           87,039                  53,588
                                      -------------------   ---------------------

         Total expenses                        3,902,562               3,258,447
                                      -------------------   ---------------------

NET INCOME                                   $ 2,692,804              $5,847,359
                                      ===================   =====================

NET INCOME PER UNIT:
    Weighted average number of
      units outstanding                          884,437                 585,398
                                      ===================   =====================

    Weighted average net income
      per Limited Partner
      and General Partner Unit                     $3.04                   $9.99
                                      ===================   =====================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------


                                                          Limited            General         Subscriptions
                                         Units            Partners           Partner           Receivable           Total
                                    ----------------  -----------------  ----------------   -----------------  -----------------
PARTNERS' CAPITAL,
  December 31, 1996                         588,825        $82,889,121        $1,284,420      $        -            $84,173,541

Net income                                      -            5,757,772            89,587               -              5,847,359

Redemptions                                  (9,759)        (1,468,761)             -                  -             (1,468,761)
                                    ----------------  -----------------  ----------------   -----------------  -----------------
PARTNERS' CAPITAL,
  March 31, 1997                            579,066        $87,178,132        $1,374,007      $        -            $88,552,139
                                    ================  =================  ================   =================  =================
PARTNERS' CAPITAL,
  December 31, 1997                         871,217       $134,446,411        $1,568,439      $   (1,970,485)      $134,044,365

Subscriptions                                36,741          3,702,015             8,938           1,970,485          5,681,438

Net income                                   -               2,661,598            31,206               -              2,692,804

Redemptions                                 (46,229)        (7,209,685)            -                   -             (7,209,685)
                                    ----------------  -----------------  ----------------   -----------------  -----------------
PARTNERS' CAPITAL,
  March 31, 1998                            861,729       $133,600,339        $1,608,583      $        -           $135,208,922
                                    ================  =================  ================   =================  =================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").


2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership's total trading results by reporting category for the respective periods were as follows:


                        For the three       For the three
                         months ended        months ended
                          March 31,           March 31,
                             1998                1997
                      -------------------  -----------------

Interest rate                 $3,466,253           $(96,219)
Stock indices                     90,542            974,299
Commodities                      985,199          4,303,136
Currencies                      (345,658)         2,079,428
Energy                         1,759,699         (1,014,735)
Metals                        (1,097,962)         1,777,435
                      -------------------  -----------------
                              $4,858,073         $8,023,344
                      ===================  =================


     The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                         1998                                                1997
                      --------------------------------------------         -------------------------------------------
                        Commitment to            Commitment to               Commitment to           Commitment to
                      Purchase (Futures,          Sell (Futures,           Purchase (Futures,        Sell (Futures,
                      Options & Forwards)      Options & Forwards)         Options & Forwards)     Options & Forwards)
                      -------------------      -------------------         ------------------      -------------------
Interest rate               $495,041,205             $305,161,512               $361,262,091             $216,261,891
Stock indices                 25,048,642               -                           3,671,625                9,837,452
Commodities                   42,978,960               73,438,082                 32,721,460               39,980,310
Currencies                   162,707,384              168,808,351                 71,377,618              290,360,085
Energy                         4,678,340                4,312,398                  -                       12,218,655
Metals                        31,495,325               35,259,238                 28,496,076               51,889,407
                      -------------------      -------------------         ------------------      -------------------
                            $761,949,856             $586,979,581               $497,528,870             $620,547,800
                      ===================      ===================         ==================      ===================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                           1998                                               1997
                        -------------------------------------------       ------------------------------------------
                           Commitment to            Commitment to           Commitment to           Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)      Options & Forwards)     Options & Forwards)
                        ------------------       ------------------       ------------------      ------------------
Exchange
   traded                   $699,807,956             $483,573,735            $435,918,287             $484,549,200
Non-Exchange
   traded                     62,141,900              103,405,846              61,610,583              135,998,600
                        -----------------        -----------------        ----------------        -----------------
                            $761,949,856             $586,979,581            $497,528,870             $620,547,800
                        =================        =================        ================        =================


The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:


                                           1998                                               1997
                        -------------------------------------------       ------------------------------------------
                           Commitment to            Commitment to           Commitment to           Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)      Options & Forwards)     Options & Forwards)
                        ------------------       ------------------       ------------------      ------------------
Interest rate               $536,359,969             $148,042,585             $355,706,292            $163,790,120
Stock indices                 16,147,173                4,405,220               16,261,720              10,889,808
Commodities                   34,700,402               64,798,228               35,250,135              19,213,817
Currencies                   133,157,371              258,468,064               93,524,652             185,718,360
Energy                         2,851,780               11,699,290                5,554,722               5,244,100
Metals                        38,416,572               44,923,926               30,160,151              39,147,176
                        -----------------        -----------------        -----------------       -----------------
                            $761,633,267             $532,337,313             $536,457,672            $424,003,381
                        =================        =================        =================       =================


The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                    1998                                    1997
                      ----------------------------------     -----------------------------------
                          Gross                Net               Gross                 Net
                       Unrealized          Unrealized          Unrealized          Unrealized
                         Profit              Profit              Profit              Profit
                      --------------      --------------     ---------------      --------------
Exchange
   traded                $6,895,409          $3,064,630         $10,018,862          $7,627,618
Non-Exchange
    traded                1,735,526             811,126           2,824,800           1,037,622
                      --------------      --------------     ---------------      --------------
                         $8,630,935          $3,875,756         $12,843,662          $8,665,240
                      ==============      ==============     ===============      ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT


                       ----------------------------------
                               Jan.     Feb.    Mar.
                       ----------------------------------
                       1997    $146.53  $151.84 $152.92
                       ----------------------------------
                       1998    $154.11  $155.99 $156.90
                       ----------------------------------


Performance Summary

January 1, 1997 to March 31, 1997

           In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February were profitable trading months for currencies.

           Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Interest rate trading was profitable in January and March.

           In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. Losses occurred in January and March for energy trading; February trading was, however, profitable.

           Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

           The Fund's most profitable positions during the quarter were in the global interest rate markets, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. Specifically, strong gains were recorded in French and German bonds.

            For the quarter, positions in gold resulted in losses, while positions in crude oil resulted in gains. Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

            Trading results in stock index markets were mixed, but marginally profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but marginally unprofitable. Gains were realized in positions on the Swiss franc, which weakened versus the U.S. dollar, while trading losses resulted from positions in the Japanese yen and the Australian dollar.

            Agricultural commodity markets provided profitable trading results overall. Live cattle and hog prices trended downward throughout the quarter resulting in strong gains. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March causing losses.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.    Changes in Securities and Use of Proceeds

             (a) None.
             (b) None.
             (c) None.
             (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.  Other Information

              Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

              Please be advised that the General Partner has decided to close the Fund to new investors.

Item 6.    Exhibits and Reports on Form 8-K

             (a)  Exhibits
                  --------
             There are no exhibits required to be filed as part of this report.

             (b)  Reports on Form 8-K
                  -------------------
             There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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




                                 ML GLOBAL HORIZONS L.P.






                                 By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                        (General Partner)






Date:  May 11, 1998              By /s/ JOHN R. FRAWLEY, JR.
                                    ------------------------
                                    John R. Frawley, Jr.
                                    Chairman, Chief Executive Officer,
                                    President and Director




Date:  May 11, 1998              By /s/ SERGIO M. PAVONE
                                    --------------------
                                    Sergio M. Pavone
                                    Vice President and Controller
                                    (Chief Accounting Officer)