Form 10-Q
period 1998-06-30
ML GLOBAL HORIZONS LP
filed 1998-08-13
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

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

                  Delaware                              13-3716393
 -----------------------------------          ---------------------------------
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

                                 212-236-5662
           --------------------------------------------------------
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

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------




                                                                                June 30,                    December 31,
                                                                                  1998                          1997
                                                                                ----------                  --------------

ASSETS
------
Accrued interest                                                                  $538,145                   $    572,654
Equity in commodity futures trading accounts:
  Cash and option premiums                                                     128,349,654                    127,759,932
  Net unrealized profit on open contracts                                         (356,534)                     8,665,240
                                                                              -------------                 -------------

                    TOTAL                                                      $128,531,265                  $136,997,826
                                                                              =============                  =============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
   Profit Shares payable                                                       $  1,051,926                  $  1,196,823
   Brokerage commissions payable                                                    714,631                       825,958
   Incentive override payable                                                         3,771                       289,162
   Redemptions payable                                                           11,827,736                       612,978
   Administrative fees payable                                                       24,697                        28,540
                                                                              -------------                 -------------

                    Total liabilities                                            13,622,761                     2,953,461
                                                                              -------------                 -------------

PARTNERS' CAPITAL:
   General Partners (8658 and 10194 Units)                                        1,282,523                     1,568,439
   Limited Partners (767063 and 873830 Units)                                   113,625,981                   134,446,411
   Subscriptions Receivable (0 and 12807 Units)                                      -                         (1,970,485)
                                                                              -------------                 -------------

                    Total partners' capital                                     114,908,504                   134,044,365
                                                                              -------------                 -------------

                    TOTAL                                                      $128,531,265                  $136,997,826
                                                                              =============                 =============

NET ASSET VALUE PER UNIT

  (Based on 775721 and 871217 Units outstanding)                                    $148.13                       $153.86
                                                                              =============                 =============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        For the three          For the three        For the six       For the six
                                         months ended           months ended        months ended      months ended
                                           June 30,               June 30,            June 30,         June 30,
                                             1998                   1997                1998             1997
                                      -------------------   ---------------------  ---------------   --------------

REVENUES:
    Trading profits (loss):
        Realized                            $ (2,856,624)           $ (2,075,330)     $ 6,790,933      $ 3,866,816
        Change in unrealized                  (4,232,290)             (2,109,057)      (9,021,774)         (27,858)
                                      -------------------   ---------------------  ---------------   --------------

            Total trading results             (7,088,914)             (4,184,387)      (2,230,841)       3,838,958
                                      -------------------   ---------------------  ---------------   --------------
    Interest income                            1,643,341               1,163,729        3,380,634        2,246,191
                                      -------------------   ---------------------  ---------------   --------------

            Total revenues                    (5,445,573)             (3,020,658)       1,149,793        6,085,149
                                      -------------------   ---------------------  ---------------   --------------

EXPENSES:
    Profit Shares                                (17,589)               (350,438)       1,166,918          771,619
    Incentive override                          (103,119)               (520,461)           3,771            8,296
    Brokerage commissions                      2,313,093               1,708,822        4,837,219        3,262,867
    Administrative fees                           79,762                  58,925          166,801          112,513
                                      -------------------   ---------------------  ---------------   --------------

            Total expenses                     2,272,147                 896,848        6,174,709        4,155,295
                                      -------------------   ---------------------  ---------------   --------------

NET (LOSS) INCOME                           $ (7,717,720)           $ (3,917,506)     $(5,024,916)     $ 1,929,854
                                      ===================   =====================  ===============   ==============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of
        units outstanding                        870,950                 630,884          877,695          608,141
                                      ===================   =====================  ===============   ==============

    Weighted average net (loss)
    income per Limited Partner
    and General Partner Unit                     $ (8.86)                $ (6.21)         $ (5.73)          $ 3.17
                                      ===================   =====================  ===============   ==============


See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------



                                          Limited       General     Subscriptions
                              Units      Partners       Partner       Receivable        Total
                            ---------  -------------  ------------  --------------  --------------

PARTNERS' CAPITAL,
  December 31, 1996          588,825   $ 82,889,121    $1,284,420   $         -      $ 84,173,541

Net income                      -         1,898,361        31,493             -         1,929,854

Subscriptions                142,963     20,943,417       177,070                      21,120,487

Subscriptions Receivable     (36,391)                                (5,329,826)#      (5,329,826)

Redemptions                  (24,081)    (3,575,458)         -               -         (3,575,458)
                            --------   ------------    ----------   -------------    ------------

PARTNERS' CAPITAL,
  June 30, 1997              671,316   $102,155,441    $1,492,983   $  (5,329,826)   $ 98,318,598
                            ========   ============    ==========   =============    ============

PARTNERS' CAPITAL,
  December 31, 1997          871,217   $134,446,411    $1,568,439   $  (1,970,485)   $134,044,365

Subscriptions                 56,473      6,812,805        (5,900)      1,970,485       8,777,390

Net loss                        -        (4,967,237)      (57,679)           -         (5,024,916)

Redemptions                 (151,969)   (22,665,998)     (222,337)           -        (22,888,335)
                            --------   ------------    ----------   -------------    ------------

PARTNERS' CAPITAL,
  June 30, 1998              775,721   $113,625,981    $1,282,523   $        -       $114,908,504
                            ========   ============    ==========   =============    ============


See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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


2. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's total trading results by reporting category for the respective periods were as follows:

                       For the three     For the three       For the six        For the six
                        months ended      months ended       months ended       months ended
                         June 30,           June 30,          June 30,            June 30,
                           1998               1997              1998                1997
                      ----------------   ---------------  ------------------  -----------------

Interest rate            $ (1,533,100)      $(2,682,584)        $ 1,933,153       $ (2,778,803)
Stock indices                  51,571          (155,083)            142,113            819,216
Commodities                  (338,539)          191,393             646,660          4,494,529
Currencies                 (2,021,459)       (1,430,241)         (2,367,117)           649,187
Energy                        802,358          (957,070)          2,562,057         (1,971,805)
Metals                     (4,049,745)          849,198          (5,147,707)         2,626,634
                      ----------------   ---------------  ------------------  -----------------
                         $ (7,088,914)      $(4,184,387)       $ (2,230,841)       $ 3,838,958
                      ================   ===============  ==================  =================


    The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                             1998                                                1997
                      --------------------------------------------         -------------------------------------------
                        Commitment to            Commitment to               Commitment to           Commitment to
                         Purchase (Futures,      Sell (Futures,              Purchase (Futures,      Sell (Futures,
                        Options & Forwards)        Options & Forwards)       Options & Forwards)    Options & Forwards)
                      ---------------------------------------------------------------------------------------------------

Interest rate              $ 254,180,154             $ 99,969,301              $ 361,262,091            $ 216,261,891
Stock indices                 10,549,850                -                          3,671,625                9,837,452
Commodities                   44,725,546               40,772,741                 32,721,460               39,980,310
Currencies                    67,151,249               94,192,041                 71,377,618              290,360,085
Energy                         2,066,172                7,802,748                  -                       12,218,655
Metals                        38,855,063               36,492,541                 28,496,076               51,889,407
                      -------------------      -------------------         ------------------      -------------------
                           $ 417,528,034            $ 279,229,372              $ 497,528,870            $ 620,547,800
                      ===================      ===================         ==================      ===================


The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:


                             1998                                             1997
                      --------------------------------------------      -------------------------------------------
                        Commitment to            Commitment to            Commitment to           Commitment to
                         Purchase (Futures,      Sell (Futures,           Purchase (Futures,      Sell (Futures,
                        Options & Forwards)      Options & Forwards)      Options & Forwards)    Options & Forwards)
                      ------------------------------------------------------------------------------------------------

Exchange
   traded                  $ 327,589,761            $ 188,505,215           $ 435,918,287            $ 484,549,200
Non-Exchange
    traded                    89,938,273               90,724,157              61,610,583              135,998,600
                      -------------------      -------------------      ------------------      -------------------
                           $ 417,528,034            $ 279,229,372           $ 497,528,870            $ 620,547,800
                      ===================      ===================      ==================      ===================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                             1998                                            1997
                      --------------------------------------------     -------------------------------------------
                        Commitment to            Commitment to           Commitment to            Commitment to
                         Purchase (Futures,      Sell (Futures,           Purchase (Futures,     Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)    Options & Forwards)
                      -----------------------------------------------------------------------------------------------

Interest rate              $ 430,178,061            $ 150,980,539          $ 355,706,292            $ 163,790,120
Stock indices                 15,622,781                5,249,111             16,261,720               10,889,808
Commodities                   37,380,075               64,836,692             35,250,135               19,213,817
Currencies                   154,592,081              216,029,326             93,524,652              185,718,360
Energy                         3,525,540               11,082,194              5,554,722                5,244,100
Metals                        42,639,863               42,917,704             30,160,151               39,147,176
                      -------------------      -------------------     ------------------       ------------------
                           $ 683,938,401            $ 491,095,566          $ 536,457,672            $ 424,003,381
                      ===================      ===================     ==================       ==================

The gross unrealized profit and the net unrealized profit/(loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:



                                  1998                                      1997
                   -----------------------------------      ------------------------------------
                       Gross                Net                  Gross                Net
                     Unrealized          Unrealized           Unrealized           Unrealized
                       Profit          Profit (Loss)            Profit               Profit
                   ---------------     ---------------      ----------------     ---------------

Exchange
   traded             $ 3,615,019           $ 536,036          $ 10,018,862         $ 7,627,618
Non-Exchange
    traded              3,148,854            (892,420)            2,824,800           1,037,622
                   ---------------     ---------------      ----------------     ---------------
                      $ 6,763,873          $ (356,534)         $ 12,843,662         $ 8,665,240
                   ===============     ===============      ================     ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT


           Jan.       Feb.       Mar.       Apr.       May.       Jun.
-------------------------------------------------------------------------
1997       $146.53    $151.84    $152.92    $149.41    $146.53    $146.46
-------------------------------------------------------------------------
1998       $154.11    $155.99    $156.90    $148.38    $148.82    $148.13
-------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

       In the currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February were profitable trading months for currencies.

       Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Interest rate trading was profitable in January and March.

       In the energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. Losses occurred in January and March for energy trading; February trading was, however, profitable.

      Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

April 1, 1997 to June 30, 1997

     In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the quarter.

     Global interest rate trading proved unprofitable for the quarter. Losses incurred in April were due to U.S. bond prices having moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

     Energy trading saw losses throughout the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

     Agricultural commodity trading was profitable in April and May; overall the second quarter was unprofitable. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

     As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund=s interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

     Metals trading also resulted in losses, while energy trading was profitable. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

     Results in currency trading were unprofitable, despite strong gains realized from Japanese yen positions, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were profitable as the Asia-Pacific region=s equity markets weakened across the board. In particular, Hong Kong=s Hang Seng index trended downward during most of the quarter and traded at a three-year low.

     Agricultural commodity trading produced losses. Although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.

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

            (a) None.
            (b) None.
            (c) None.
            (d) None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this report.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            ML GLOBAL HORIZONS L.P.



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 11, 1998      By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  August 11, 1998      By /s/ JO ANN DI DARIO
                               -------------------
                              Jo Ann Di Dario
                              Vice President, Chief Financial Officer
                              and Treasurer