Form 10-K405
period 1998-12-31
ML GLOBAL HORIZONS LP
filed 1999-03-30
CIK 904918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1998
                                      or
                 (_) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  0-23240

                            ML GLOBAL HORIZONS L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                            13-3716393
   -------------------------------                          --------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                       MERRILL LYNCH WORLD HEADQUARTERS
                            WORLD FINANCIAL CENTER
                       SOUTH TOWER, NEW YORK, NY  10080
                   ----------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (212) 236-5662


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Limited
                                                             Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No ___
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 1999, limited partnership units with an aggregate value of $99,416,215 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                            ML GLOBAL HORIZONS L.P.

                      ANNUAL REPORT FOR 1998 ON FORM 10-K

                               Table of Contents
                               -----------------

                                     PART I                                                         PAGE
                                     ------                                                         ----
Item 1.  Business.................................................................................   1

Item 2.  Properties...............................................................................   5

Item 3.  Legal Proceedings........................................................................   5

Item 4.  Submission of Matters to a Vote of Security Holders......................................   5


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................   5

Item 6.  Selected Financial Data..................................................................   6

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................  14

Item 8.  Financial Statements and Supplementary Data..............................................  18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  18


                                     PART III
                                     --------

Item 10. Directors and Executive Officers of the Registrant.......................................  19

Item 11. Executive Compensation...................................................................  21

Item 12. Security Ownership of Certain Beneficial Owners and Management...........................  21

Item 13. Certain Relationships and Related Transactions...........................................  21


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  23

                                    PART I

ITEM 1: BUSINESS
        --------

        (a)  General Development of Business:
             -------------------------------

             ML Global Horizons L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures and forward markets under the direction of multiple independent professional advisors (the "Trading Advisors" or the "Advisors") applying proprietary strategies. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

             Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP"), organized in 1986, acts as the general partner of the Partnership and allocates the Fund's assets among Advisors unaffiliated with MLIP, each of which trades independently of the others. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. ML&Co and its affiliates are herein sometimes referred to as "Merrill Lynch".

             When the Fund is offering its units of limited partnership interest ("Units"), it receives and processes subscriptions, on a continuous basis throughout each month. Investors whose subscriptions are accepted during a month are admitted to the Fund as Limited Partners as of the beginning of the immediately following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of the Units.

             As of December 31, 1998, the capitalization of the Fund was $104,435,611, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $163.42.

             Through December 31, 1998, the highest month-end Net Asset Value per Unit was $163.42 (December, 1998) and the lowest $97.36 (February, 1994).

        (b)  Financial Information about Segments:
             ------------------------------------

             The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

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

             MLIP may, from time to time, direct certain individual Advisors to manage their Fund accounts as if they were managing more equity than the actual capital allocated to them.

             One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

             USE OF PROCEEDS AND INTEREST INCOME

             Subscription Proceeds.  MLIP pays from its own funds the selling
             ---------------------
commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Fund's assets are used as security for and to pay the Partnership's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below. The Fund's last offering of Units was through March 31, 1998, for trading effective April 1, 1998.

             Market Sectors.  The Partnership trades in a diversified group of
             --------------
markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is, essentially, no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

             The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

             Market Types.  The Fund trades on a variety of United States and
             ------------
foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

             Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. The General Partner anticipates that some of the Partnership's foreign currency trades will be executed through MLIB, an affiliate of the General Partner. MLIB has discontinued the operation of the foreign exchange service desk, which included seeking multiple quotes from counterparties unrelated to MLIB for a service fee and trade execution.

             In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

             As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time.

             The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

             Custody of Assets. All of the Fund's assets are currently held in
             -----------------
customer accounts at Merrill Lynch.

             Interest Paid by Merrill Lynch on the Fund's U.S. Dollar and Non-
             -----------------------------------------------------------------
U.S. Dollar Assets  The Fund's U.S. dollar assets are maintained at MLF. On
------------------
assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

             Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar denominated positions.

                             ____________________


          CHARGES

          The following table summarizes the charges incurred by the Fund during 1998, 1997 and 1996.

                                          1998                           1997                         1996
                           ----------------------------------------------------------------------------------------------
                                              % of Average                    % of Average                 % of Average
                                 Dollar        Month-End         Dollar        Month-End       Dollar        Month-End
        Charges                  Amount        Net Assets        Amount        Net Assets      Amount        Net Assets
-------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions                   $  8,970,371        7.44%        $ 7,727,226       7.19%      $ 6,646,004          7.55%
Administrative Fee                 309,323        0.25%            266,456       0.25%           57,091          0.06%
Profit Shares                    3,920,850        3.25%          1,666,616       1.55%        1,808,020          2.05%
Incentive Override                 153,883        0.13%            289,162       0.27%          834,271          0.95%
                              -------------------------------------------------------------------------------------------
Total                         $ 13,354,427       11.07%        $ 9,949,460       9.26%      $ 9,345,386         10.61%
                              ===========================================================================================

                             ____________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets maintained at MLF.

          The Fund's average month-end Net Assets during 1998, 1997 and 1996 equaled $120,645,332, $107,466,882, and $87,987,052, respectively.

          During 1998, 1997 and 1996, the Fund earned $6,051,782, $5,278,840 and
$3,978,137 in interest income, or approximately 5.02%, 4.91% and 4.52%, of the Fund's average month-end Net Assets.

          Effective October 1, 1996, the 7.50% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 7.25% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

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

                                                    During 1998, 1997 and 1996, the round-turn (each
                                                    purchase and sale or sale and purchase of a single
                                                    futures contract) equivalent rate of the Fund's
                                                    flat-rate Brokerage Commissions was approximately
                                                    $62, $98, and $74, respectively.

MLF                    Use of Fund assets           Merrill Lynch may derive an economic benefit from
                                                    the deposit of certain of the Fund's U.S. dollar
                                                    assets in accounts maintained at MLF.


MLIP                   Administrative Fees          The Fund pays MLIP a monthly Administrative Fee
                                                    equal to 0.020833 of 1% of the Fund's month-end
                                                    assets (0.25% annually). MLIP pays all of the
                                                    Fund's routine administrative costs.

MLIB; Other            Bid-ask spreads              Bid-ask spreads on forward and related trades.
Counterparties

MLIP                   Annual Incentive             Paid by the Fund as a whole on an annual basis and
                       Overrides                    by reduction of the Net Asset Value of Units when
                                                    redeemed. The Incentive Override equals 10% of any
                                                    Net New Gain (as defined). Units may generate Net
                                                    New Gain and be subject to paying an Incentive
                                                    Override even though the Net Asset Value per Unit
                                                    has declined below the purchase price of such
                                                    Units.

Trading Advisors       Profit Shares                Prior to January 1, 1997, all Advisors received
                                                    quarterly Profit Shares ranging from 15% to 25%
                                                    (depending on the Trading Advisor) of any New
                                                    Trading Profit achieved by their Fund account. As
                                                    of January 1, 1997, a number of Advisors agreed to
                                                    receive only annual Profit Shares. Profit Shares
                                                    are also paid upon redemption of Units and upon
                                                    the reallocation of assets away from an Advisor.
                                                    New Trading Profit is calculated separately in
                                                    respect of each Advisor, irrespective of the
                                                    overall performance of the Fund. The Fund may
                                                    pay substantial Profit Shares during periods
                                                    when it is incurring significant overall
                                                    losses.

Trading Advisors       Consulting fees              MLF pays the Advisors annual Consulting Fees
                                                    generally ranging up to 2% of the Partnership's
                                                    average month-end assets allocated to them for
                                                    management, after reduction for a portion of the
                                                    brokerage commissions.

MLF;                   Extraordinary expenses       Actual costs incurred; none paid to date.
  Others

                             _____________________

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

          (d)  Financial Information about Geographic Areas
               --------------------------------------------

               The Partnership trades, from the United States, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES
         ----------

               The Partnership does not use any physical properties in the conduct of its business.

               The Partnership's only place of business is the place of business of the General Partner, Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080. The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3:  LEGAL PROCEEDINGS
         -----------------

               ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

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

  Item 5(a)

  (a)    Market Information:
         ------------------

         There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

  (b)    Holders:
         -------

         As of December 31, 1998, there were 4,751 holders of Units, including the General Partner.

  (c)    Dividends:
         ---------

         The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

  Item 5(b)

         Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                     FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR          FOR THE PERIOD
                                         ENDED            ENDED              ENDED             ENDED          FROM JANUARY 4, 1994
                                     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,          TO DECEMBER 31,
INCOME STATEMENT DATA                    1998              1997              1996              1995                   1994
------------------------------------------------------------------------------------------------------------------------------------

Revenues:

Trading Profits
     Realized Gain                 $       17,962,463  $     6,111,341   $     20,458,327  $      17,455,764  $          453,726
     Change in Unrealized
     (Loss) Gain                           (4,718,157)       6,329,441         (3,294,990)           299,233           5,331,556
                                  -----------------------------------------------------------------------------------------------
     Total Trading Results                 13,244,306       12,440,782         17,163,337         17,754,997           5,785,282
                                  -----------------------------------------------------------------------------------------------

Interest Income                             6,051,782        5,278,840          3,978,137          3,786,925           1,972,722
                                  -----------------------------------------------------------------------------------------------

     Total Revenues                        19,296,088       17,719,622         21,141,474         21,541,922           7,758,004
                                  -----------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                  8,970,371        7,727,226          6,646,004          5,723,755           3,859,267
     Profit Shares                          3,920,850        1,666,616          1,808,020          1,492,857           1,103,649
     Administrative Fees                      309,323          266,456             57,091                  -                   -
     Incentive Override                       153,883          289,162            834,271            965,454              41,867
     Total Expenses                        13,354,427        9,949,460          9,345,386          8,182,066           5,004,783
                                  -----------------------------------------------------------------------------------------------
Net Income                         $        5,941,661  $     7,770,162   $     11,796,088  $      13,359,856  $        2,753,221
                                  ===============================================================================================

BALANCE SHEET DATA            DECEMBER 31, 1998  DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995    DECEMBER 31, 1994 *
---------------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value          $ 104,435,611      $ 134,044,365        $ 84,173,541       $ 89,140,493        $ 67,078,533
Net Asset Value per Unit      $      163.42      $      153.86        $     142.95       $     124.35        $     104.08
                              ===================================================================================================

*Balance Sheet Data is based on redemption values which differs immaterially from Net Asset Values as determined under Generally Accepted Accounting Principals ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

                               ________________

-----------------------------------------------------------------------------------------------------------------------------
                                                MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.      May      June      July      Aug.     Sept.     Oct.      Nov.      Dec.
-----------------------------------------------------------------------------------------------------------------------------
   1994   $ 98.60  $ 97.36   $ 98.60   $ 98.99  $102.25   $104.98   $102.64   $100.63  $102.16   $104.27   $103.89   $104.08
-----------------------------------------------------------------------------------------------------------------------------
   1995   $101.22  $106.76   $116.51   $118.56  $121.04   $120.69   $116.88   $116.54  $115.14   $115.01   $117.18   $124.35
-----------------------------------------------------------------------------------------------------------------------------
   1996   $125.91  $117.82   $119.43   $128.54  $123.56   $127.71   $123.72   $124.28  $128.97   $138.94   $146.22   $142.95
-----------------------------------------------------------------------------------------------------------------------------
   1997   $146.53  $151.84   $152.92   $149.41  $146.53   $146.46   $155.70   $148.90  $149.80   $147.06   $148.57   $153.86
-----------------------------------------------------------------------------------------------------------------------------
   1998   $154.11  $155.99   $156.90   $148.38  $148.82   $148.13   $146.66   $154.13  $157.43   $159.62   $162.62   $163.42
-----------------------------------------------------------------------------------------------------------------------------

The Net Asset Value per Unit varies, until December 31, 1995, from how it would be calculated for purposes of GAAP, due to the amortization of organizational and initial offering costs.

                           ML GLOBAL HORIZONS L.P.
                               December 31, 1998
Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                    Inception of Trading:   January 4, 1994
                   Aggregate Subscriptions:    $174,343,595
                    Current Capitalization:   $104,435,611
                  Worst Monthly Drawdown/(2)/:   (6.42)%  (2/96)
            Worst Peak-to-Valley Drawdown/(3)/:  (6.52)%  (4/98-7/98)

                                ______________

            Net Asset Value per Unit, December 31, 1998:   $163.42

     -----------------------------------------------------------------------------------
                                    MONTHLY RATES OF RETURN(4)
     -----------------------------------------------------------------------------------
     MONTH                           1998        1997        1996       1995       1994
     -----------------------------------------------------------------------------------
     January                         0.16%       2.50%      1.25%     (2.74)%     (1.40)%
     -----------------------------------------------------------------------------------
     February                        1.22        3.62      (6.42)      5.48       (1.26)
     -----------------------------------------------------------------------------------
     March                           0.58        0.71       1.37       9.13        1.28
     -----------------------------------------------------------------------------------
     April                          (5.43)      (2.30)      7.63       1.76        0.40
     -----------------------------------------------------------------------------------
     May                             0.30       (1.93)     (3.87)      2.09        3.29
     -----------------------------------------------------------------------------------
     June                           (0.46)      (0.05)      3.35      (0.29)       2.67
     -----------------------------------------------------------------------------------
     July                           (0.99)       6.31      (3.12)     (3.15)      (2.23)
     -----------------------------------------------------------------------------------
     August                          5.09       (4.37)      0.45      (0.29)      (1.96)
     -----------------------------------------------------------------------------------
     September                       2.14        0.60       3.77      (1.21)       1.52
     -----------------------------------------------------------------------------------
     October                         1.39       (1.83)      7.73      (0.11)       2.06
     -----------------------------------------------------------------------------------
     November                        1.88        1.03       5.24       1.89       (0.37)
     -----------------------------------------------------------------------------------
     December                        0.49        3.56      (2.24)      6.12        0.18
     -----------------------------------------------------------------------------------
     Compound Annual
     Rate of Return                  6.22%       7.61%     14.96%     19.48%       4.08%
     -----------------------------------------------------------------------------------

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

               MLIP's decision to terminate or reallocate assets among Trading Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its allocation decisions.

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

               MLIP attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLF. MLF acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

               MLIP attempts to control the market risk inherent in the Fund's trading by MLIP's multi-advisor strategy and Trading Advisor selections. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

               MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so, to date, and does not presently intend to do so.

         PERFORMANCE SUMMARY

         1998


                                                  Total Trading
                                                     Results

          Interest Rates                          $ 13,700,880
          Stock Indices                             (1,850,085)
          Commodities                                 (113,534)
          Currencies                                 2,224,110
          Energy                                     4,392,566
          Metals                                    (5,109,631)
                                                  -------------
                                                  $ 13,244,306
                                                  =============

               Global interest rate markets provided the Fund with its most profitable positions for the first quarter particularly in European bonds where extended bond market rally continued in spite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Fund's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Fund's non-correlation with general equity and debt markets was strongly exhibited, and trading was particularly profitable in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Federal Reserve lowered interest rates.

               In energy markets, demand for crude oil in the Middle East was affected by low oil prices early in the year, and trading resulted in losses. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine-year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the first half of 1998. Short heating oil positions in the third quarter proved profitable for the Fund as the market for heating oil prices dropped to its lowest level in more than a decade. In early December, oil and natural gas prices dropped sharply, causing continued problems for many emerging market countries that depend on commodity exports for economic growth and government financing. These price pressures were mainly due to excessive supply availability and near-term weather indications that inventories would remain at more than adequate levels even in the event of a cold Northern Hemisphere winter. Also, the December U.S. air attack on Iraq failed to cause any damage to oil pumping and shipping operations, and oil prices fell over 10%.

               In currency markets, results early in the year were mixed, although marginally profitable. During the second quarter, strong gains were realized in positions in the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Significant gains from Japanese yen trading continued into the third quarter, and Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened. Japan's deepening recession and credit crunch continued through the fourth quarter, and the Fund achieved gains from long yen positions.

               Gold prices began the year drifting sideways, and continued to weaken following news in the second quarter of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion, which was at the low end of expectations. Gold was unable to extend third quarter rallies or to build any significant upside momentum, resulting in a trendless environment. This was also the case in the fourth quarter, as gold's cost of production declined. Also, silver markets remained range-bound, while also experiencing a significant selloff in November, and aluminum traded at its lowest levels since 1994, with many aluminum smelters operating at a loss.

               Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Fund incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

                  In agricultural commodity markets, 1998 began with strong gains as live cattle and hog prices trended downward throughout the first quarter. In the second quarter, although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries. The third quarter resulted in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices. These losses continued into the fourth quarter as the Fund was caught on the short side of the soybean complex, as the soybean supply surplus became more manageable following the November 10th USDA reports, causing prices to gain upward momentum.

          1997

                                                  Total Trading
                                                     Results

          Interest Rates                           $ 3,934,415
          Stock Indices                                (59,105)
          Commodities                                1,154,857
          Currencies                                 6,017,661
          Energy                                    (4,302,025)
          Metals                                     5,694,979
                                                  -------------
                                                  $ 12,440,782
                                                  =============

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

          1996

                                                   Total Trading
                                                       Results

          Interest Rates                           $ 9,760,028
          Stock Indices                             (2,898,534)
          Commodities                               (1,260,126)
          Currencies                                 6,729,908
          Energy                                     3,648,527
          Metals                                     1,183,534
                                                  -------------
                                                  $ 17,163,337
                                                  =============

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

LIQUIDITY; CAPITAL RESOURCES

               The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Fund's operation to date and are expected to continue to be so.

               Substantially all of the Fund's assets are held in cash. The Net Asset Value of the Fund's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

               Substantially all of the Fund's assets are held in cash. Accordingly, except in very unusual circumstances, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund's positions and assets, the Fund's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

        YEAR 2000 COMPLIANCE INITIATIVE

               As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

          Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

          The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

          In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

          The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

          As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

          Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

          At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

     EUROPEAN ECONOMIC AND MONETARY UNION ("EMU") INITIATIVE
     -------------------------------------------------------

          As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

          The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

          As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

INTRODUCTION


          Past Results Not Necessarily Indicative of Future Performance
          -------------------------------------------------------------

          The Fund is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Fund's main line of business.

          Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

          The Fund, under the direction of its Trading Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

          Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representations that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempt to manage market risk.

QUANTIFYING THE FUND'S TRADING VALUE AT RISK

          Quantitative Forward-Looking Statements
          ---------------------------------------

          The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

          The Fund's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

          Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. Maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

          In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

          The fair value of the Fund's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

          100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 1998. As of December 31, 1998, the Fund's total capitalization was $104,435,611.

                           DECEMBER 31, 1998

                                               PERCENT OF TOTAL
MARKET SECTOR           VALUE AT RISK           CAPITALIZATION
-------------           -------------           --------------

Interest Rates          $  1,485,947                      1.42%
Stock Indices              1,788,496                      1.71
Commodities                  492,438                       .47
Currencies                 3,022,541                      2.90
Energy                       578,300                       .55
Metals                       620,947                       .60
                        ------------            --------------
TOTAL                   $  7,988,669                      7.65%
                        ============            ==============



MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

          The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Fund -- gives no indication of this "risk of ruin."

NON-TRADING RISK

          Foreign Currency Balances; Cash on Deposit with MLF

          The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

          The Fund also has non-trading market risk on the approximately 90% 95% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

          The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

          The following were the primary trading risk exposures of the Fund as of December 31, 1998, by market sector.

          INTEREST RATES. Interest rate risk is the principal market exposure of
          --------------
the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

          CURRENCIES. The Fund trades in a large number of currencies. However,
          ----------
the Fund's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

          STOCK INDICES. The Fund's primary equity exposure is to G-7 equity
          -------------
index price movements. As of December 31, 1998, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

          METALS. The Fund's primary metals market exposure is to fluctuations
          -------
in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious me etals, gold and silver (and, to an extent, platinum). The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Fund.

          COMMODITIES. The Fund's primary commodities exposure is to
          -----------
agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and orange juice accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 1998. In the past, the Fund has had material market exposure to live cattle and hogbellies and may do so again in the future. However, the General Partner anticipates that the Advisors will maintain an emphasis on soybeans, grains and orange juice, in which the Fund has historically taken its largest positions.

          ENERGY. The Fund's primary energy market exposure is to gas and oil
          ------
price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

          The following were the only non-trading risk exposures of the Fund as of December 31, 1998.

          FOREIGN CURRENCY BALANCES. The Fund's primary foreign currency
          -------------------------
balances are in Japanese yen, German marks, British pounds and French francs. The Fund has de minimis exchange rate exposure on these balances.

          U.S. DOLLAR BALANCES. The Fund holds its U.S. dollars in cash at MLF.
          --------------------
The Fund has immaterial cash-flow, interest-rate risk on its cash on deposit with MLF.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

     Trading Risk

               The General Partner has procedures in place intended to control market risk exposure, although there can be no assuran nce that they, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, and reviewing outstanding positions for over-concentrations ? both on an Advisor-by-Advisor an???? d on an overall Fund basis. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

               At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Fund account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Fund and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

               Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

     Non-Trading Risk

               The Fund controls the non-trading exchange rate risk of its foreign currency balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

               The Fund has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on its cash held on deposit at MLF.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

               There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

10(a) and 10(b) Identification of Directors and Executive Officers:
                --------------------------------------------------

               As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership. The General Partner promoted the Fund and is its controlling person.

               The directors and executive officers of MLIP and their respective business backgrounds are as follows.

JOHN R. FRAWLEY, JR.       Chairman, Chief Executive Officer,
                           President and Director

JEFFREY F. CHANDOR         Senior Vice President, Director of
                           Sales, Marketing and Research and Director

JO ANN DI DARIO            Vice President, Chief Financial Officer and
                           Treasurer, through April 30, 1999

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and
                           Treasurer, effective May 1, 1999

JOSEPH H. MOGLIA           Director

ALLEN N. JONES             Director

STEPHEN G. BODURTHA        Director

STEVEN B. OLGIN            Vice President, Secretary and
                           Director of Administration


               John R. Frawley, Jr. was born in 1943. Mr. Frawley is
Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

               Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

               Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

               Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

               Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

               Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

               Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985 to 1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

               As of December 31, 1998, the principals of MLIP owned Units with an aggregate Net Asset Value of approximately $104,458 and MLIP's general partner interest in the Fund was valued at approximately $1,356,079.

               MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

          (c)  Identification of Certain Significant Employees:
               -----------------------------------------------

                    None.

          (d)  Family Relationships:
               --------------------

                    None.

          (e)  Business Experience:
               -------------------

                    See Items 10 (a) and 10(b) above.

          (f)  Involvement in Certain Legal Proceedings:
               ----------------------------------------

                    None.

          (g)  Promoters and Control Persons:
               -----------------------------

                    Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

               The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Incentive Overrides and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------

               As of December 31, 1998, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

          (b)  Security Ownership of Management:
               --------------------------------

               As of December 31, 1998, the following officers of the General Partner beneficially owned the following number of Units:

                                           Number of       Percent
               Name of Beneficial Owner   Units Owned      of Class
               ------------------------   -----------      --------
               John R. Frawley, Jr.       590             Less than 1%
               Jeffrey Chandor             50             Less than 1%

               As of December 31, 1998, the General Partner owned 8,298 Units (unit-equivalent general partnership interests), which was approximately 1% of the total Units outstanding.

          (c)  Changes in Control:
               ------------------

               None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)  Transactions Between Merrill Lynch and the Fund
               -----------------------------------------------

               All of the service providers to the Fund, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

               The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

               Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

               MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

          (b)  Certain Business Relationships:
               ------------------------------

               MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

               In 1998 the Partnership expensed: (i) Brokerage Commissions of $8,970,371, which included $1,880,112 in consulting fees earned by the Trading Advisors; (ii) Administrative Fees of $309,323 to MLIP; and (iii) Incentive Overrides of $153,883 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

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

          (d)  Transactions with Promoters:
               ---------------------------
               Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)1.    Financial Statements (found in Exhibit 13.01):                                       Page
                   ---------------------------------------------                                        ----
                   Independent Auditors' Report                                                           1

                   Statements of Financial Condition as of December 31, 1998 and 1997                     2

                   For the years ended December 31, 1998, 1997 and 1996:
                              Statements of Income                                                        3
                              Statements of Changes in Partners' Capital                                  4

                   Notes to Financial Statements                                                       5-12

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

          (a)3.    Exhibits:
                   --------

                   The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation              Description
-----------              -----------
1.01                     Selling Agreement among the Partnership, the General
                         Partner, Merrill Lynch Futures, the Selling Agent and the Trading Advisors.

Exhibit 1.01:            Is incorporated herein by reference from Exhibit 1.01
------------             contained in Amendment No. 1 to the Registration
                         Statement (File No. 33-62998) filed on September 10,
                         1993, on Form S-1 under the Securities Act of 1933
                         (the  "Registrant's Registration Statement").

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

13.01                    1998 Annual Report and Independent Auditors' Report.

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

               No reports on Form 8-K were filed during the fourth quarter of 1998.

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

                                   ML GLOBAL HORIZONS L.P.

                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                        General Partner

                                   By: /s./John R. Frawley, Jr.
                                       -------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director
                                         (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                     Title                                                            Date
---------                     -----                                                            ----
/s/ John R. Frawley, Jr.      Chairman, Chief Executive Officer, President and Director        March 25, 1999
--------------------------    (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Jo Ann Di Dario           Vice President, Chief Financial Officer, and Treasurer           March 25, 1999
--------------------------    (Principal Financial and Accounting Officer)
Jo Ann Di Dario

/s/ Jeffrey F. Chandor        Senior Vice President, Director of Sales,                        March 25, 1999
--------------------------    Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones            Director                                                         March 25, 1999
--------------------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT                General Partner of Registrant           March 25, 1999
 PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ---------------------------
    John R. Frawley, Jr.

                            ML GLOBAL HORIZONS L.P.

                                1998 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                    Exhibit
                    -------

Exhibit 13.01       1998 Annual Report and Independent Auditors' Report