Form 10-Q
period 1999-03-31
ML GLOBAL HORIZONS LP
filed 1999-05-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-23240

                             ML GLOBAL HORIZONS L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                      13-3716393
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                            March 31,    December 31,
                                                              1999           1998
                                                          ------------   ------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                              $ 98,521,117   $106,424,609
    Net unrealized profit on open contracts                  1,588,996      3,947,083
Accrued interest                                               386,652        407,106
                                                          ------------   ------------

                TOTAL                                     $100,496,765   $110,778,798
                                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                 $    331,799   $  1,197,683
    Brokerage commissions payable                              607,168        669,289
    Incentive override payable                                    --          153,883
    Redemptions payable                                      4,184,386      4,299,253
    Administrative fees payable                                 20,937         23,079
                                                          ------------   ------------

            Total liabilities                                5,144,290      6,343,187
                                                          ------------   ------------

PARTNERS' CAPITAL:
  General Partner (8,298 and 8,298 Units)                    1,365,042      1,356,079
  Limited Partners (571,346 and 630,758 Units)              93,987,433    103,079,532
                                                          ------------   ------------

            Total partners' capital                         95,352,475    104,435,611
                                                          ------------   ------------

                TOTAL                                     $100,496,765   $110,778,798
                                                          ============   ============

NET ASSET VALUE PER UNIT

         (Based on 579,644 and 639,056 Units outstanding) $     164.50   $     163.42
                                                          ============   ============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)

                              STATEMENTS OF INCOME

                                                 For the three     For the three
                                                 months ended       months ended
                                                   March 31,         March 31,
                                                     1999              1998
                                                  -----------       -----------
REVENUES:
    Trading profits (loss):
        Realized                                  $ 4,105,146       $ 9,647,557
        Change in unrealized                       (2,358,087)       (4,789,484)
                                                  -----------       -----------

            Total trading results                   1,747,059         4,858,073

    Interest income                                 1,160,228         1,737,293
                                                  -----------       -----------

            Total revenues                          2,907,287         6,595,366
                                                  -----------       -----------

EXPENSES:
    Profit Shares                                     340,238         1,184,507
    Incentive override                                   --             106,890
    Brokerage commissions                           1,858,806         2,524,126
    Administrative fees                                64,097            87,039
                                                  -----------       -----------

            Total expenses                          2,263,141         3,902,562
                                                  -----------       -----------

NET INCOME                                        $   644,146       $ 2,692,804
                                                  ===========       ===========

NET INCOME PER UNIT:
    Weighted average number of
        units outstanding                             621,437           884,437
                                                  ===========       ===========

    Weighted average net
    income per Limited Partner
    and General Partner Unit                      $      1.04       $      3.04
                                                  ===========       ===========


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 1999 and 1998

                                              Limited            General        Subscriptions
                            Units            Partners            Partner         Receivable            Total
                        -------------      -------------      -------------     -------------      -------------
PARTNERS' CAPITAL,
  December 31, 1997           871,217      $ 134,446,411      $   1,568,439     $  (1,970,485)     $ 134,044,365

Net income                       --            2,661,598             31,206              --            2,692,804

Subscriptions                  36,741          3,702,015              8,938         1,970,485          5,681,438

Redemptions                   (46,229)        (7,209,685)              --                --           (7,209,685)
                        -------------      -------------      -------------     -------------      -------------

PARTNERS' CAPITAL,
  March 31, 1998              861,729      $ 133,600,339      $   1,608,583     $        --        $ 135,208,922
                        =============      =============      =============     =============      =============

PARTNERS' CAPITAL,
  December 31, 1998           639,056      $ 103,079,532      $   1,356,079     $        --        $ 104,435,611

Net income                       --              635,183              8,963              --              644,146

Redemptions                   (59,412)        (9,727,282)              --                --           (9,727,282)
                        -------------      -------------      -------------     -------------      -------------

PARTNERS' CAPITAL,
  March 31, 1999              579,644      $  93,987,433      $   1,365,042     $        --        $  95,352,475
                        =============      =============      =============     =============      =============


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").


2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

     SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

      Market Risk

      Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

      The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Credit Risk

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Statements of Financial Condition.

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                       --------------------------------------
                                 Jan.       Feb.      Mar.
                       --------------------------------------
                       1998    $154.11    $155.99   $156.90
                       --------------------------------------
                       1999    $162.48    $163.98   $164.50
                       --------------------------------------

Performance Summary

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

January 1, 1999 to March 31, 1999

     Agricultural trading was profitable overall, as gains in coffee and live cattle offset losses in corn and live hogs positions. Hog prices plummeted due to a glut of hogs in the market. At the beginning of the quarter, the corn market continued to struggle despite a stretch of solid export business. The market's negative sentiment was deepened by ongoing favorable weather in South America which continued through February, even though there was a sharp reduction in Argentina's planted area. Lack of enthusiasm for new crop and less than spectacular demand continued to depress the corn market throughout the quarter.

     The Fund also profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

     Interest rate trading proved profitable for the Fund as well, as gains in Japanese government bonds and 10-year U.S. Treasury notes offset losses in German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

     Stock index trading was unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

     The Fund also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in German marks. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

     Losses in aluminum and gold overshadowed gains in copper during the first quarter. In January, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a 5-year low and copper fell to nearly an 11-year low. Major surpluses in both metals were expected, keeping prices down, and there was no supply side response to weak demand and lower prices. However, the end of March showed copper and aluminum leading a surge in base metals as prices recovered from multi-year lows. In precious metals, gold failed to sustain a rally, and gold's role as a flight to safety vehicle has clearly been greatly diminished as has its role as a monetary asset.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 1999 and December 31, 1998, and the average of the three months for January 1999 through March 1999. As of March 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $95 million and $104 million, all, of which was allocated to trading.

                                           March 31, 1999                         December 31, 1998
                            -----------------------------------------   ----------------------------------------
                                                      % OF TOTAL                                 % OF TOTAL
MARKET SECTOR                  VALUE AT RISK        CAPITALIZATION        VALUE AT RISK        CAPITALIZATION
-------------               ------------------    -------------------   ------------------   -------------------
Interest Rates               $  2,010,937              2.11%              $ 1,485,947             1.42%
Currencies                      1,690,978              1.77                 3,022,541             2.90
Stock Indices                   2,275,645              2.39                 1,788,496             1.71
Metals                            367,121               .38                   620,947              .60
Commodities                     1,006,627              1.06                   492,438              .47
Energy                            666,000               .70                   578,300              .55
                            ------------------    -------------------   ------------------   -------------------
                             $  8,017,308              8.41%              $ 7,988,669             7.65%
                            ==================    ===================   ==================   ===================


                                                         Average month-end
                                                          For the Period
                                                  January 1999 through March 1999
                                             ----------------------------------------

                                                                          % OF TOTAL
MARKET SECTOR                              VALUE AT RISK                CAPITALIZATION
-------------                           ------------------            -------------------
Interest Rates                           $ 7,171,249                        7.28%
Currencies                                 1,779,980                        1.81
Stock Indices                              2,371,453                        2.41
Metals                                       480,497                         .49
Commodities                                  648,728                         .66
Energy                                       525,165                         .53
                                        ------------------            -------------------
                                        $ 12,977,072                       13.18%
                                        ==================            ===================

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the first three months of fiscal 1999.

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




Date:  November 11, 1998          By /s/ MICHAEL L. PUNGELLO
                                     -----------------------
                                     Michael L. Pungello
                                     Vice President, Chief Financial Officer
                                     and Treasurer