Form 10-Q
period 1999-06-30
ML GLOBAL HORIZONS LP
filed 1999-08-12
CIK 904918

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                                 -------------

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

          Delaware                                      13-3716393
-----------------------------------    -----------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 609-282-6996
           --------------------------------------------------------
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

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                                            June 30,        December 31,
                                                                              1999             1998
                                                                        ---------------   ---------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                              $ 95,060,216     $ 106,424,609
    Net unrealized profit on open contracts                                    921,891         3,947,083
Accrued interest                                                               370,253           407,106
                                                                        ---------------   ---------------

                TOTAL                                                     $ 96,352,360     $ 110,778,798
                                                                        ===============   ===============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                                 $    654,573     $   1,197,683
    Brokerage commissions payable                                              582,129           669,289
    Incentive override payable                                                 114,942           153,883
    Redemptions payable                                                      1,484,841         4,299,253
    Administrative fees payable                                                 20,073            23,079
                                                                        ---------------   ---------------

            Total liabilities                                                2,856,558         6,343,187
                                                                        ---------------   ---------------

PARTNERS' CAPITAL:
  General Partners (8,298 and 8,298 Units)                                   1,402,522         1,356,079
  Limited Partners (544,871 and 630,758 Units)                              92,093,280       103,079,532
                                                                        ---------------   ---------------

            Total partners' capital                                         93,495,802       104,435,611
                                                                        ---------------   ---------------

                TOTAL                                                     $ 96,352,360     $ 110,778,798
                                                                        ===============   ===============

NET ASSET VALUE PER UNIT

         (Based on 553,169 and 639,056 Units outstanding)                 $     169.02     $      163.42
                                                                        ===============   ===============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                           For the three         For the three         For the six         For the six
                                            months ended          months ended         months ended        months ended
                                              June 30,              June 30,             June 30,            June 30,
                                                1999                  1998                 1999                1998
                                         -------------------  ---------------------  -----------------   -----------------
REVENUES:
    Trading profits (loss):
        Realized                                $ 4,529,556           $ (2,856,624)       $ 8,634,702        $  6,790,933
        Change in unrealized                       (665,976)            (4,232,290)        (3,024,065)         (9,021,774)
                                         -------------------  ---------------------  -----------------   -----------------

            Total trading results                 3,863,580             (7,088,914)         5,610,637          (2,230,841)
                                         -------------------  ---------------------  -----------------   -----------------
    Interest income                               1,094,530              1,643,341          2,254,760           3,380,634
                                         -------------------  ---------------------  -----------------   -----------------

            Total revenues                        4,958,110             (5,445,573)         7,865,397           1,149,793
                                         -------------------  ---------------------  -----------------   -----------------

EXPENSES:
    Profit Shares                                   438,752                (17,589)           778,990           1,166,918
    Incentive override                              114,942               (103,119)           114,942               3,771
    Brokerage commissions                         1,759,898              2,313,093          3,618,703           4,837,219
    Administrative fees                              60,686                 79,762            124,783             166,801
                                         -------------------  ---------------------  -----------------   -----------------

            Total expenses                        2,374,278              2,272,147          4,637,418           6,174,709
                                         -------------------  ---------------------  -----------------   -----------------

NET INCOME (LOSS)                               $ 2,583,832           $ (7,717,720)       $ 3,227,979        $ (5,024,916)
                                         ===================  =====================  =================   =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
        units outstanding                           571,340                870,950            596,388             877,695
                                         ===================  =====================  =================   =================

    Weighted average net income (loss)
     per Limited Partner
     and General Partner Unit                   $      4.52           $      (8.86)       $      5.41        $      (5.73)
                                         ===================  =====================  =================   =================

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                                           Limited            General         Subscriptions
                                         Units             Partners           Partner           Receivable           Total
                                    ----------------   ----------------   ----------------   -----------------  -----------------
PARTNERS' CAPITAL,
  December 31, 1997                         871,217       $134,446,411        $ 1,568,439        $ (1,970,485)     $ 134,044,365

Net loss                                         -          (4,967,237)           (57,679)                -           (5,024,916)

Subscriptions                                56,473          6,812,805             (5,900)          1,970,485          8,777,390

Redemptions                                (151,969)       (22,665,998)          (222,337)                -          (22,888,335)
                                    ----------------   ----------------   ----------------   -----------------  -----------------

PARTNERS' CAPITAL,
  June 30, 1998                             775,721       $113,625,981        $ 1,282,523        $        -        $ 114,908,504
                                    ================   ================   ================   =================  =================

PARTNERS' CAPITAL,
  December 31, 1998                         639,056       $103,079,532        $ 1,356,079        $        -        $ 104,435,611

Net income                                 -                 3,181,536             46,443                 -            3,227,979

Redemptions                                 (85,887)       (14,167,788)          -                        -          (14,167,788)
                                    ----------------   ----------------   ----------------   -----------------  -----------------

PARTNERS' CAPITAL,
  June 30, 1999                             553,169       $ 92,093,280        $ 1,402,522        $        -        $  93,495,802
                                    ================   ================   ================   =================  =================


See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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


2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT


           Jan.       Feb.       Mar.       Apr.        May       Jun.
-------------------------------------------------------------------------
1998       $154.11    $155.99    $156.90    $148.38    $148.82    $148.13
-------------------------------------------------------------------------
1999       $162.48    $163.98    $164.50    $167.59    $166.73    $169.02
-------------------------------------------------------------------------

Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------
January 1, 1998 to March 31, 1998

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, Japanese 10-year bonds and U.S. 10-year Treasury notes as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock index trading also resulted in gains overall for the quarter, as positions in the S&P 500, CAC 40 Euro Futures outweighed losses in the Toronto Stock Index as equity markets rallied worldwide in April and June.

Trading in the agricultural markets resulted in gains for the Fund as positions in cocoa, coffee and soyoil all generated profits. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances. However, the coffee market soared as several cold fronts effected areas of the coffee region.

The energy sector was profitable as positions in crude oil and gasoil offset unprofitable short positions in natural gas trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading also resulted in gains for the Fund. Gains in Euro trading were offset by losses sustained in the British pound and short positions in the Australian dollar. The Australian dollar has been feeling the pinch of commodity price weakness for the past few years but has rallied back since its low in August of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 1999 and December 31, 1998, and the average of the three and six month periods ending June 30, 1999. As of June 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $93 million and $104 million, all of which was allocated to trading.

                                      June 30, 1999                                      December 31, 1998
                          ----------------------------------------           -----------------------------------------
                                                    % OF TOTAL                                          % OF TOTAL
MARKET SECTOR             VALUE AT RISK             CAPITALIZATION           VALUE AT RISK              CAPITALIZATION
                          --------------            --------------           --------------             --------------
-----------------------------
Interest Rates              $ 2,953,077                    3.16%                $ 1,485,947                    1.42%
Currencies                    1,270,707                    1.36                   3,022,541                    2.90
Stock Indices                 2,309,135                    2.47                   1,788,496                    1.71
Metals                          327,977                    0.35                     620,947                    0.60
Commodities                     638,938                    0.70                     492,438                    0.47
Energy                          633,876                    0.70                     578,300                    0.55
                          --------------               ----------             --------------               ----------
                            $ 8,133,710                    8.74%                $ 7,988,669                    7.65%
                          ==============               ==========             ==============               ==========


                                     Average month-end                                  Average month-end
                                      For the Period                                     For the Period
                                April 1999 through June 1999                       January 1999 through June 1999
                          ----------------------------------------           -----------------------------------------
                                                    % OF TOTAL                                          % OF TOTAL
MARKET SECTOR             VALUE AT RISK             CAPITALIZATION           VALUE AT RISK              CAPITALIZATION
                          --------------            --------------           --------------             --------------
-----------------------------
Interest Rates              $ 2,821,701                    2.99%                $ 4,996,475                    5.18%
Currencies                    1,424,687                    1.51                   1,602,333                    1.66
Stock Indices                 1,872,580                    1.98                   2,122,016                    2.20
Metals                          329,552                    0.35                     405,025                    0.42
Commodities                     602,900                    0.64                     625,814                    0.65
Energy                          801,805                    0.85                     663,485                    0.69
                          --------------               ----------             --------------               ----------
                            $ 7,853,225                    8.32%                $10,415,148                   10.80%
                          ==============               ==========             ==============               ==========

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

        There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                            ML GLOBAL HORIZONS L.P.



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: August 10, 1999        By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 10, 1999       By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer