Form 10-Q
period 1999-09-30
ML GLOBAL HORIZONS LP
filed 1999-11-12
CIK 904918

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

                                 609-282-6996
                            -----------------------
             (Registrant's telephone number, including area code)

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

                         PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                        (a Delaware limited partnership)
                        -------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                                           September 30,   December 31,
                                                                               1999            1998
                                                                           -------------   ------------
ASSETS
------
Accrued interest                                                           $     354,855   $    407,106
Equity in commodity futures trading accounts:
  Cash and option premiums                                                    87,526,347    106,424,609
  Net unrealized profit on open contracts                                        746,482      3,947,083
                                                                           -------------   ------------
      TOTAL                                                                $  88,627,684   $110,778,798
                                                                           =============   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:

  Profit Shares payable                                                    $     450,282   $  1,197,683
  Brokerage commissions payable                                                  535,459        669,289
  Incentive override payable                                                       5,555        153,883
  Redemptions payable                                                          1,475,763      4,299,253
  Administrative fees payable                                                     18,464         23,079
                                                                           -------------   ------------
     Total liabilities                                                         2,485,523      6,343,187
                                                                           -------------   ------------

PARTNERS' CAPITAL:
  General Partners (8,298 and 8,298)                                           1,390,014      1,356,079
  Limited Partners (505,949 and 630,758 Units)                                84,752,147    103,079,532
                                                                           -------------   ------------

     Total partners' capital                                                  86,142,161    104,435,611
                                                                           -------------   ------------
      TOTAL                                                                $  88,627,684   $110,778,798
                                                                           =============   ============

NET ASSET VALUE PER UNIT

     (Based on 514,247 and 639,056 Units outstanding)                      $     167.51    $     163.42
                                                                           =============   ============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                              For the three       For the three      For the nine     For the nine
                              months ended        months ended       months ended     months ended
                              September 30,       September 30,      September 30,    September 30,
                                  1999               1998               1999             1998
                              --------------      --------------     -------------    -------------
REVENUES:
 Trading profits (loss):
   Realized                   $     (152,601)     $    3,448,134     $   8,482,102    $  10,239,067
   Change in unrealized             (175,697)          5,727,779        (3,199,762)      (3,293,995)
                              --------------      --------------     -------------    -------------
     Total trading results          (328,298)          9,175,913         5,282,340        6,945,072
                              --------------      --------------     -------------    -------------
 Interest income                   1,119,855           1,446,873         3,374,614        4,827,507
                              --------------      --------------     -------------    -------------
     Total revenues                  791,557          10,622,786         8,656,954       11,772,579
                              --------------      --------------     -------------    -------------
EXPENSES:
 Profit Shares                       (30,979)          1,645,930           748,011        2,812,848
 Incentive override                 (109,386)                  0             5,555            3,771
 Brokerage commissions             1,665,704           2,085,156         5,284,406        6,922,375
 Administrative fees                  57,438              71,902           182,221          238,703
                              --------------      --------------     -------------    -------------
     Total expenses                1,582,777           3,802,988         6,220,193        9,977,697
                              --------------      --------------     -------------    -------------
NET INCOME (Loss)             $     (791,220)     $    6,814,798     $   2,436,761    $   1,794,882
                              ==============      ==============     =============    =============
NET INCOME PER UNIT:
 Weighted average number
  of units outstanding               538,731             748,898           577,167          834,762
                              ==============      ==============     =============    =============
 Weighted average net
  income (loss) per
  Limited Partner
  and General Partner Unit    $        (1.47)     $         9.11     $        4.22    $        2.15
                              ==============      ==============     =============    =============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                           Limited          General        Subscriptions
                              Units        Partners         Partner         Receivable           Total
                            --------    -------------    ------------    -----------------   --------------
PARTNERS' CAPITAL,
  December 31, 1997          871,217    $ 134,446,411    $  1,568,439    $    (1,970,485)    $  134,044,365

Subscriptions                 56,473        6,798,138           8,766          1,970,485          8,777,389

Net income                         -        1,770,977          23,905                  -          1,794,882

Redemptions                 (221,058)     (33,149,610)       (222,337)                 -        (33,371,947)
                            --------    -------------    ------------    ---------------     --------------
PARTNERS' CAPITAL,
  September 30, 1998         706,632    $ 109,865,916    $  1,378,773    $             -     $  111,244,689
                            ========    =============    ============    ===============     ==============
PARTNERS' CAPITAL,
  December 31, 1998          639,056    $ 103,079,532    $  1,356,079    $             -     $  104,435,611

Net income                         -        2,402,826          33,935                  -          2,436,761

Redemptions                 (124,809)     (20,730,211)             -                   -        (20,730,211)
                            --------    -------------    ------------    ---------------     --------------
PARTNERS' CAPITAL,
  September 30, 1999         514,247    $  84,752,147    $  1,390,014    $             -     $   86,142,161
                            ========    =============    ============    ===============     ==============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                       (A Delaware Limited Partnership)
                       --------------------------------
                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT

---------------------------------------------------------------------------------------
      Jan.    Feb.     Mar.     Apr.     May      Jun.     Jul.     Aug.    Sep.
---------------------------------------------------------------------------------------
1998  $154.11 $155.99  $156.90  $148.38  $148.82  $148.13  $146.66  $154.13 $157.43
---------------------------------------------------------------------------------------
1999  $162.48 $163.98  $164.50  $167.59  $166.73  $169.02  $169.11  $168.78 $167.51
---------------------------------------------------------------------------------------

Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

The Fund profited in the energy sector with long positions in light crude oil resulting in strong gains. The Fund was also profitable in gasoil and unleaded gas positions. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs.

Trading in the metals markets was also profitable as positions in nickel outweighed losses in short gold and silver positions. A major statement from the President of the European Central Bank sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. Silver trading was virtually trendless throughout much of the quarter yet did experience gains during the gold rally, although not as dramatic.

The Fund suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P 500 finished the third quarter by breaking the post-October 1998 highs, the Fund suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P 500, the Hang Seng Stock Index, and the Nikkei 225 Index, resulting in losses for the sector overall.

Currency trading resulted in losses for the quarter as profitable positions in the Japanese yen were offset by losses in Euro currency trading and the British pound. Long yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter. Losses were sustained in Euro currency trading as it continued to trade in the same choppy pattern that has been evident for the past few quarters.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Euro bund, Japanese government bond and long gilt positions. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the US Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Fund also was unprofitable in the agricultural markets as gains in soymeal positions were outweighed by losses sustained in the coffee and soybean markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, long positions in soymeal proved profitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 1999 and December 31, 1998, and the average of the three and nine month periods ending September 30, 1999. As of September 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $86 million and $104 million, all of which was allocated to trading.

                           September 30, 1999                     December 31, 1998
                     ---------------------------------    --------------------------------
                                        % OF TOTAL                          % OF TOTAL
MARKET SECTOR        VALUE AT RISK      CAPITALIZATION    VALUE AT RISK     CAPITALIZATION
-------------        -------------      --------------    -------------     --------------
Interest Rates       $   1,165,766              1.35%     $   1,485,947              1.42%
Currencies               1,150,848              1.34%         3,022,541              2.90
Stock Indices              423,646              0.49%         1,788,496              1.71
Metals                     805,346              0.93%           620,947              0.60
Commodities                535,936              0.62%           492,438              0.47
Energy                     901,100              1.05%           578,300              0.55
                     -------------      --------------    -------------     --------------
                     $   4,982,642              5.78%     $   7,988,669              7.65%
                     =============      ==============    =============     ==============

                            Average month-end                    Average month-end
                             For the Period                       For the Period
                      July 1999 through September 1999   January 1999 through September 1999
                     ---------------------------------   -----------------------------------
                                        % OF TOTAL                          % OF TOTAL
MARKET SECTOR        VALUE AT RISK      CAPITALIZATION    VALUE AT RISK     CAPITALIZATION
-------------        -------------      --------------   --------------     --------------
Interest Rates       $   1,610,260              1.82%     $   3,867,737              4.12%
Currencies               1,053,065              1.19%         1,419,244              1.51%
Stock Indices              590,610              0.66%         1,611,548              1.72%
Metals                     690,205              0.78%           500,085              0.53%
Commodities                521,054              0.59%           590,894              0.63%
Energy                     911,583              1.03%           746,184              0.80%
                     -------------      --------------    -------------     --------------
                     $   5,376,777              6.07%     $   8,735,692              9.31%
                     =============      ==============    =============     ==============

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

             There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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



                                   ML GLOBAL HORIZONS L.P.






                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)






Date: November 12, 1999               By /s/ JOHN R. FRAWLEY, JR.
                                      ------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director




Date:  November 12, 1999            By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer