Form 10-K405
period 1999-12-31
ML GLOBAL HORIZONS LP
filed 2000-03-30
CIK 904918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1999
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-23240

                            ML GLOBAL HORIZONS L.P.
                            -----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3716393
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey  08536
                         -------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (609) 282-6996

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 2000, limited partnership units with an aggregate value of $77,158,547 were outstanding and held by non-affiliates.

                       Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                             ML GLOBAL HORIZONS L.P.

                       ANNUAL REPORT FOR 1999 ON FORM 10-K

                                Table of Contents
                                -----------------


                                                   PART I                                          PAGE
                                                   ------                                          ----

Item 1.     Business.............................................................................     1

Item 2.     Properties...........................................................................     5

Item 3.     Legal Proceedings....................................................................     5

Item 4.     Submission of Matters to a Vote of Security Holders..................................     5


                                                   PART II
                                                   -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................     5

Item 6.     Selected Financial Data..............................................................     6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations     9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................    12

Item 8.     Financial Statements and Supplementary Data..........................................    16

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    16


                                                  PART III
                                                  --------

Item 10.    Directors and Executive Officers of the Registrant...................................    17

Item 11.    Executive Compensation...............................................................    19

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    19

Item 13.    Certain Relationships and Related Transactions.......................................    20

                                                  PART IV
                                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    21


                                 PART I

Item 1:  Business
         --------

         (a)  General Development of Business:
              -------------------------------

          ML Global Horizons L.P. ("the Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Fund trades in the international futures and forward markets under the direction of multiple independent professional advisors ("the Advisors") applying proprietary strategies. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

          Merrill Lynch Investment Partners Inc. ("MLIP"), organized in 1986, acts as the general partner of the Fund and allocates the Fund's assets among Advisors unaffiliated with MLIP, each of which trades independently of the others. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). MLF is an indirect wholly-owned subsidiary of ML&Co. ML&Co and its affiliates are herein sometimes referred to as "Merrill Lynch".

          When the Fund is offering its units of limited partnership interest ("Units"), it receives and processes subscriptions, on a continuous basis throughout each month. Investors whose subscriptions are accepted during, a month are admitted to the Fund as Limited Partners as of the beginning of the immediately following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of the Units.

          As of December 31, 1999, the capitalization of the Fund was $79,137,177, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $166.54.

          Through December 31, 1999, the highest month-end Net Asset Value per Unit was $169.11 (July 31, 1999) and the lowest $97.36 (February 28, 1994).

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

          The Fund's assets are allocated and reallocated by MLIP to the trading management of independent Advisors applying proprietary strategies in numerous markets.

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

          Use of Proceeds and Interest Income

          Subscription Proceeds.  MLIP pays from its own funds the selling
          ---------------------
commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Fund and available for use in its speculative trading. In such trading, the Fund's assets are used as security for and to pay the Fund's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Fund. While being used for this purpose, the Fund's assets are also generally available to earn interest, as more fully described below. The Fund's last offering of Units was through March 31, 1998, for trading effective April 1, 1998.

          Market Sectors.  The Fund trades in a diversified group of
          --------------
markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is, essentially, no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

          Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

          In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers, including Merrill Lynch. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time.

          Custody of Assets.  All of the Fund's assets are currently held in
          -----------------
customer accounts at Merrill Lynch.

          Interest Paid by Merrill Lynch on the Fund's U.S. Dollar and Non-U.S.
          ---------------------------------------------------------------------
Dollar Assets The Fund's U.S. dollar assets are maintained at MLF. On assets
-------------
held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

          Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar denominated positions.

                          ____________________________

          Charges

          The following table summarizes the charges incurred by the Fund during 1999, 1998 and 1997.


                          1999                                  1998                                 1997
                     -----------------------------------------------------------------------------------------------

                                     % of Average                     % of Average                   % of Average
                         Dollar      Month-End           Dollar       Month-End             Dollar     Month-End
           Charges       Amount      Net Assets          Amount       Net Assets            Amount     Net Assets
--------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions          $   6,790,464      7.43%         $  8,970,371       7.44%          $ 7,727,226      7.19%
Administrative Fees        234,154      0.26%              309,323       0.25%              266,456      0.25%
Profit Shares              670,277      0.73%            3,920,850       3.25%            1,666,616      1.55%
Incentive Override           5,555      0.01%              153,883       0.13%              289,162      0.27%
                    ------------------------------------------------------------------------------------------------
Total                $   7,700,450      8.42%         $ 13,354,427      11.07%          $ 9,949,460      9.26%
                    ================================================================================================


                          ____________________________

         The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets maintained at MLF.

         The Fund's average month-end Net Assets during 1999, 1998 and 1997 equaled $91,419,778 $120,645,332, and $107,466,882, respectively.

         During 1999, 1998 and 1997, the Fund earned 4,451,948, $6,051,782 and
$5,278,840 in interest income, or approximately 4.87% 5.02% and 4.91%, of the Fund's average month-end Net Assets.

         A 7.25% per annum Brokerage Commissions is paid by the Fund to MLF and a 0.25% per annum Administrative Fee paid by the Fund to MLIP.

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

                                               During 1999, 1998 and 1997, the
                                               round-turn (each purchase and
                                               sale or sale and purchase of a
                                               single futures contract)
                                               equivalent rate of the Fund's
                                               flat-rate Brokerage Commissions
                                               was approximately $106, $62 and
                                               $98, respectively.

MLF                Use of Fund assets          Merrill Lynch may derive an
                                               economic benefit from the deposit
                                               of certain of the Fund's U.S.
                                               dollar assets in offset accounts.

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

MLIB; Other        Bid-ask spreads             Bid-ask spreads on forward and
Counterparties                                 related trades.

MLIP               Annual Incentive            Paid by the Fund as a whole on an
                   Overrides                   annual basis and by reduction of
                                               the Net Asset Value of Units when
                                               redeemed. The Incentive Override
                                               equals 10% of any Net New Gain
                                               (as defined). Units may generate
                                               Net New Gain and be subject to
                                               paying an Incentive Override even
                                               though the Net Asset Value per
                                               Unit has declined below the
                                               purchase price of such Units.

 Advisors          Profit Shares               All Advisors can receive
                                               quarterly or annual Profit Shares
                                               ranging from 15% to 25%
                                               (depending on the Advisor) of any
                                               New Trading Profit achieved by
                                               their Fund account. Profit Shares
                                               are also paid upon redemption of
                                               Units and upon the net
                                               reallocation of assets away from
                                               an Advisor. New Trading Profit is
                                               calculated separately in respect
                                               of each Advisor, irrespective of
                                               the overall performance of the
                                               Fund. The Fund may pay
                                               substantial Profit Shares during
                                               periods when it is incurring
                                               significant overall losses.

Advisors           Consulting fees             MLF currently pays the Advisors
                                               annual Consulting Fees generally
                                               ranging up to 1.75% of the Fund's
                                               average month-end assets
                                               allocated to them for management,
                                               after reduction for a portion of
                                               the brokerage commissions.

MLF;               Extraordinary expenses      Actual costs incurred; none paid
Others                                         to date.


                             ______________________

      Regulation

          MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

          (xiii)  The Fund has no employees.

(d)       Financial Information about Geographic Areas
          --------------------------------------------

          The Fund trades, from the United States, on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

          The Fund does not use any physical properties in the conduct of its business.

          The Fund's only place of business is the place of business of MLIP (Merrill Lynch Investment Partners, Inc., Princeton Corporate Campus, 800 Scudders Mill Road 2G, Plainsboro, New Jersey, 08536). MLIP performs all administrative services for the Fund from the MLIP's offices.

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

          The Fund has never submitted any matters to a vote of its Limited Partners.

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

 (b)     Holders:
         -------

      As of December 31, 1999, there were 2,856 holders of Units, including
      MLIP.

 (c)     Dividends:
         ---------

      The Fund has made no distributions since trading commenced, nor does MLIP presently intend to make any distributions in the future.

 Item 5(b)

         Not applicable.


Item 6:  Selected Financial Data
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Fund:


                               For the Year          For the Year       For the Year        For the Year          For the Year
                                  Ended                 Ended              Ended               Ended                 Ended
                               December 31,          December 31,       December 31,        December 31,          December 31,
Income Statement Data             1999                  1998                1997               1996                  1995
-------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits
     Realized Gain           $ 8,710,125        $  17,962,463       $   6,111,341        $  20,458,327        $   17,455,764
     Change in Unrealized
     (Loss) Gain              (3,604,366)          (4,718,157)          6,329,441           (3,294,990)              299,233
                            ---------------------------------------------------------------------------------------------------
     Total Trading Results     5,105,759           13,244,306          12,440,782           17,163,337            17,754,997
                            ---------------------------------------------------------------------------------------------------

Interest Income                4,451,948            6,051,782           5,278,840            3,978,137             3,786,925
                            ---------------------------------------------------------------------------------------------------

     Total Revenues            9,557,707           19,296,088          17,719,622           21,141,474            21,541,922
                            ---------------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions     6,790,464            8,970,371           7,727,226            6,646,004             5,723,755
     Profit Shares               670,277            3,920,850           1,666,616            1,808,020             1,492,857
     Administrative Fees         234,154              309,323             266,456               57,091                     -
     Incentive Override            5,555              153,883             289,162              834,271               965,454
                            ---------------------------------------------------------------------------------------------------
     Total Expenses            7,700,450           13,354,427           9,949,460            9,345,386             8,182,066
                            ---------------------------------------------------------------------------------------------------
Net Income                   $ 1,857,257        $   5,941,661       $   7,770,162        $  11,796,088        $   13,359,856
                            ===================================================================================================


Balance Sheet Data           December 31, 1999   December 31, 1998   December 31, 1997   December 31, 1996    December 31, 1995
-------------------------------------------------------------------------------------------------------------------------------

Fund Net Asset Value         $79,137,177        $ 104,435,611       $ 134,044,365        $  84,173,541        $   89,140,493
Net Asset Value per Unit     $    166.54        $      163.42       $      153.86        $      142.95        $       124.35
                            ===================================================================================================

*Balance Sheet Data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.
                              ____________________


------------------------------------------------------------------------------------------------------------------------------------
                                            MONTH-END NET ASSET VALUE PER INITIAL UNIT
------------------------------------------------------------------------------------------------------------------------------------
        Jan.     Feb.     Mar.      Apr.     May     June      July        Aug.        Sept.       Oct.         Nov.        Dec.
------------------------------------------------------------------------------------------------------------------------------------
1995   $101.22  $106.76  $116.51  $118.56  $121.04  $120.69  $116.88      $116.54     $115.14     $115.01      $117.18     $124.35
------------------------------------------------------------------------------------------------------------------------------------
1996   $125.91  $117.82  $119.43  $128.54  $123.56  $127.71  $123.72      $124.28     $128.97     $138.94      $146.22     $142.95
------------------------------------------------------------------------------------------------------------------------------------
1997   $146.53  $151.84  $152.92  $149.41  $146.53  $146.46  $155.70      $148.90     $149.80     $147.06      $148.57     $153.86
------------------------------------------------------------------------------------------------------------------------------------
1998   $154.11  $155.99  $156.90  $148.38  $148.82  $148.13  $146.66      $154.13     $157.43     $159.62      $162.62     $163.42
------------------------------------------------------------------------------------------------------------------------------------
1999   $162.48  $163.98  $164.50  $167.59  $166.73  $169.02  $169.11      $168.78     $167.51     $161.64      $165.99     $166.54
------------------------------------------------------------------------------------------------------------------------------------

The Net Asset Value per Unit varies, until December 31, 1995, from how it would be calculated for purposes of GAAP, due to the amortization of organizational and initial offering costs.

                            ML GLOBAL HORIZONS L.P.
                               December 31, 1999

 Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                    Inception of Trading:   January 4, 1994
                    Aggregate Subscriptions:    $174,343,595
                     Current Capitalization:   $79,137,177
                  Worst Monthly Drawdown(2):  (6.42)%  (2/96)
            Worst Peak-to-Valley Drawdown(3):  (6.52)%  (4/98-7/98)
                                 _____________

             Net Asset Value per Unit, December 31, 1999:   $166.54


------------------------------------------------------------------------------------------------------------
                                        Monthly Rates of Return(4)
------------------------------------------------------------------------------------------------------------
Month                                  1999          1998          1997           1996           1995
------------------------------------------------------------------------------------------------------------
January                               (0.58)%        0.16%         2.50%          1.25%         (2.74)%
------------------------------------------------------------------------------------------------------------
February                               0.92          1.22          3.62          (6.42)          5.48
------------------------------------------------------------------------------------------------------------
March                                  0.32          0.58          0.71           1.37           9.13
------------------------------------------------------------------------------------------------------------
April                                  1.88         (5.43)        (2.30)          7.63           1.76
------------------------------------------------------------------------------------------------------------
May                                   (0.51)         0.30         (1.93)         (3.87)          2.09
------------------------------------------------------------------------------------------------------------
June                                   1.37         (0.46)        (0.05)          3.35          (0.29)
------------------------------------------------------------------------------------------------------------
July                                   0.06         (0.99)         6.31          (3.12)         (3.15)
------------------------------------------------------------------------------------------------------------
August                                (0.20)         5.09         (4.37)          0.45          (0.29)
------------------------------------------------------------------------------------------------------------
September                             (0.75)         2.14          0.60           3.77          (1.21)
------------------------------------------------------------------------------------------------------------
October                               (3.50)         1.39         (1.83)          7.73          (0.11)
------------------------------------------------------------------------------------------------------------
November                               2.69          1.88          1.03           5.24           1.89
------------------------------------------------------------------------------------------------------------
December                               0.33          0.49          3.56          (2.24)          6.12
------------------------------------------------------------------------------------------------------------
Compound Annual                        1.91%         6.22%         7.61%         14.96%         19.48%
Rate of Return
------------------------------------------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equalled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          MLIP's decision to terminate or reallocate assets among Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its allocation decisions.

          MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. In particular, MLIP has to date made significantly fewer reallocations of trading assets and adjustments in the Advisor combinations for the Fund than in the case of many of MLIP's multi-advisor funds. However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

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

          MLIP attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLF. MLF acts solely as a clearing broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

          MLIP attempts to control the market risk inherent in the Fund's trading by MLIP's multi-advisor strategy and Advisor selections. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

          MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so, to date, and does not presently intend to do so.

     Performance Summary

     1999                             Total Trading
                                         Results

 Interest Rates                          $    390,642
 Stock Indices                               (598,587)
 Commodities                                2,153,572
 Currencies                                    96,120
 Energy                                     4,089,862
 Metals                                    (1,025,850)
                                        --------------
                                         $  5,105,759

                                        ==============

          ML Global Horizons L.P. finished 1999 with gains in energy, agriculture, interest rate and currency trading and losses in metals and stock index trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices. The major surprise in the oil market in 1999 was OPEC's high level of self-discipline, resulting in crude oil rallies throughout the year. Interest rate trading was also profitable for the Fund as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year.

          Energy trading produced the largest gains during 1999. The Fund profited from heating oil, crude oil and unleaded gas. Short positions in the in heating oil proved most profitable for the Fund in the first quarter of the year as prices dropped to its lowest levels in more than a decade. Gains in crude oil and unleaded gas outweigh losses in natural gas trading as the focus attention in the natural gas markets declined since the end of the winter. The remainder of the year saw the Fund profit from long positions in crude oil, gasoil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day and this resulted in higher prices for crude. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten year highs.

          Trading in agricultural was profitable overall for Fund in 1999. During the first half of the year gains in coffee, cocoa and live cattle positions outweigh loss in corn and live hogs. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances and unpredictable weather throughout the world. The second half of the year produced gains through cocoa and corn positions, which offset losses in coffee, live hogs and soybean. The anticipation of supply/demand imbalance for coffee from an expected 2000-2001 bumper crop in Brazil pushed prices lower. These losses were outweighed by short positions in corn and cocoa as excess supply had speculators selling heavily into the market throughout the fourth quarter.

          Interest rate trading was volatile during the year as the Federal Reserve raised interest rates three times and the Japanese government's continued desire to keep short-term rates at zero loomed over the markets throughout the year. The Fund generated gains in Japanese ten-year bonds and U.S. ten-year Treasury notes that outweighed losses in Eurodollars and German ten-year bonds. Early in the year, the yield on the Japanese government ten-year bond increased to 1.8% sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector. The second half of the year saw large gains from short positions in U.S. Treasury notes as inflation worries and fears that the Federal Reserve will continue to tighten rates well into 2000 saw yields reach new multi-year highs.

          Currency trading produced modest gains during 1999 for the Fund. The first half of the year saw profitable positions in the Japanese yen and Euro trading, which slightly outweighed losses in the British pound and short positions in the Australian dollar. The Australian dollar has been feeling the pinch of commodity price weakness for a few years but rallied back since its low in August of 1998. The second half of the year produced mixed results, as profitable trading in the Japanese yen were offset by losses in Euro currency trading and the British pound. Long Yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the second half of the year. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

          Stock index trading was unprofitable throughout the majority of the year for the Fund as losses in the Hang Seng, Nikki 255, S&P 500 and CAC40 offset slight gains in the DAX and FTSE 100. Stock indices continued there volatile swings throughout the year as the Dow Jones Industrial Average closed above the 10,000 and 11,000 marks during the year. Positions in the S&P 500, Nikkei 225 and Hang Seng during second half of the year resulted in losses as the markets volatility made the trading environment extremely different.

          Metals trading generated the largest losses for the Fund in 1999 as losses in copper, nickel and silver offset gains in aluminum and gold. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. The Fund held long positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighted on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.



     1998                             Total Trading
                                         Results

 Interest Rates                          $ 13,700,880
 Stock Indices                             (1,850,085)
 Commodities                                 (113,534)
 Currencies                                 2,224,110
 Energy                                     4,392,566
 Metals                                    (5,109,631)
                                    ------------------
                                         $ 13,244,306
                                    ==================


          Global interest rate markets provided the Fund with its most profitable positions for the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Fund's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Fund's non-correlation with general equity and debt markets was strongly exhibited, and trading was particularly profitable in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Federal Reserve lowered interest rates.

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

          Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three- year low. As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Fund incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

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

     1997


                                      Total Trading
                                         Results

 Interest Rates                           $ 3,934,415
 Stock Indices                                (59,105)
 Commodities                                1,154,857
 Currencies                                 6,017,661
 Energy                                    (4,302,025)
 Metals                                     5,694,979
                                    ------------------
                                         $ 12,440,782
                                    ==================




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

Variables Affecting Performance
-------------------------------

          The principal variables which determine the net performance of the Fund are gross profitability and interest income. Gross profitability is, in turn, affected by the percentage of the Fund's assets allocated to trading.

         During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed, income investments.

       The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

     Liquidity; Capital Resources

          The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on a non-U.S. dollar denominated trading positions pending the conversion of the Fund's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Fund's operation to date and are expected to continue to be so.

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

Year 2000 Compliance Initiative

           In 1999, Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

           In 1995, Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and external risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millenium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

           Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K issue.

           As of December 31, 1999, the total estimated expenditures of existing and incremental resources for the entire Year 2000 Compliance Initiative was approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. At December 31, 1999, of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management, and the wind down of the efforts, had not yet been spent.

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

          The Fund, under the direction of its Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

          Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representations that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempt to manage market risk.

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

The Fund's Trading Value at Risk in Different Market Sectors

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 1999. During the fiscal year 1999, the Fund's average capitalization was approximately $91,419,778. As of December 31,1998, the Fund's total capitalization was approximately $104,435,611.

                                                 December 31, 1999
                                                 -----------------

                            Average              % of Average          Highest Value           Lowest Value
 Market Sector           Value at Risk           Capitalization              at Risk                 at Risk
 -------------           -------------          -----------------        ---------------       -----------------
 Interest Rates           $ 3,100,694                  3.39%                2,953,077               799,566
 Currencies                 1,324,266                  1.45%                1,690,978             1,039,330
 Stock Indices              1,377,684                  1.51%                2,309,135               423,646
 Metals                       474,094                  0.52%                  805,346               327,977
 Commodities                  533,006                  0.58%                1,006,627               359,343
 Energy                       659,611                  0.72%                  901,100               633,876
                      ---------------          -------------              -----------            ----------
    Total                 $ 7,469,355                  8.17%                9,666,263             3,583,738
                      ===============          =============              ===========            ==========


                       December 31, 1998
                       -----------------

                                                 % of Total
Market Sector          Value at Risk         Capitalization
-------------       ----------------         --------------
Interest Rates             1,485,947                 1.42%
Currencies                 3,022,541                 2.90%
Stock Indices              1,788,496                 1.71%
Metals                       620,947                 0.60%
Commodities                  492,438                 0.47%
Energy                       578,300                 0.55%
                       -------------           -----------
   Total                   7,988,669                 7.65%
                       =============           ===========

        Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Fund's capitalization at the end of each calendar quarter of fiscal year 1999.

Material Limitations on Value at Risk as an Assessment of Market Risk

          The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions unusual, but historically recurring from time to time could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Fund gives no indication of this "risk of ruin."

Non-Trading Risk

          Foreign Currency Balances; Cash on Deposit with MLF

          The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

          The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

  The following qualitative disclosures regarding the Fund's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 1999, by market sector.

  Interest Rates.  Interest rate risk is the principal market exposure of the
  --------------
Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

  Currencies.  The Fund trades in a large number of currencies.  However, the
  ----------
Fund's major exposures have typically been in the dollar/yen, dollar/euro and dollar/pound positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

  Stock Indices.  The Fund's primary equity exposure is to G-7 equity index
  -------------
price movements. As of December 31, 1999, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

  Metals.  The Fund's primary metals market exposure is to fluctuations in the
  ------
price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to an extent, platinum). MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

  Commodities.  The Fund's primary commodities exposure is to agricultural price
  -----------
movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and orange juice accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 1999. In the past, the Fund has had material market exposure to live cattle and hogbellies and may do so again in the future. However, MLIP anticipates that the Advisors will maintain an emphasis on soybeans, grains and orange juice, in which the Fund has historically taken its largest positions.

  Energy.  The Fund's primary energy market exposure is to gas and oil price
  ------
movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

          The following were the only non-trading risk exposures of the Fund as of December 31, 1999.

  Foreign Currency Balances.  The Fund's primary foreign currency
  -------------------------
balances are in Japanese yen, British pounds and Euro. The Fund has de minimis exchange rate exposure on these balances.

  U.S. Dollar Balances.  The Fund holds its U.S. dollars in cash at MLF.
  --------------------
The Fund has immaterial cash-flow, interest-rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     Trading Risk

          MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Fund basis. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge Advisors to reallocate positions, or itself reallocate Fund assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

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

          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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

                                  PART III

Item 10:  Directors and Executive Officers of the Registrant
         ---------------------------------------------------

10(a) and 10(b)  Identification of Directors and Executive Officers:
                 --------------------------------------------------

          As a limited partnership, the Fund itself has no officers or directors and is managed by MLIP. Trading decisions are made by the Advisors on behalf of the Fund. MLIP promoted the Fund and is its controlling person.

          The directors and executive officers of MLIP and their respective business backgrounds are as follows.

John R. Frawley, Jr.     Chairman, Chief Executive Officer,
                         President and Director

Jeffrey F. Chandor       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

Michael L. Pungello      Vice President, Chief Financial Officer and Treasurer

Allen N. Jones           Director

Stephen G. Bodurtha      Director


Michael J. Perini        Director

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

          Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of
MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

          Michael J. Perini was born in 1947. Effective May 11, 1999, Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as The Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C., and is Chairman of the Unit Investment Trust Committee of the Institute.

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

          As of December 31, 1999, the principals of MLIP owned Units with an aggregate Net Asset Value of approximately $106,586 and MLIP's general partner interest in the Fund was valued at approximately $1,481,537.

          MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

Item 11:  Executive Compensation
          ----------------------

          The directors and officers of MLIP are remunerated by MLIP in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIP and Incentive Overrides and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding the Fund's dollar assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Fund, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIP.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1999, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b)  Security Ownership of Management:
          --------------------------------

          As of December 31, 1999, the following officers of the General Partner beneficially owned the following number of Units:

                                        Number of             Percent
     Name of Beneficial Owner          Units Owned           of Class
     ------------------------          -----------           --------

     John R. Frawley, Jr.                  590              Less than 1%
     Jeffrey Chandor                        50              Less than 1%

          As of December 31, 1999, MLIP owned 8,896 Units (unit-equivalent general partnership interests), which was approximately 1.87% of the total Units outstanding.

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

     (b)  Certain Business Relationships:
          ------------------------------

          MLF, an affiliate of MLIP, acts as the principal commodity broker for the Fund.

          In 1999 the Fund expensed: (i) Brokerage Commissions of $6,790,464, which included $1,174,638 in consulting fees earned by the Advisors; (ii) Administrative Fees of $234,154 to MLIP; and (iii) Incentive Overrides of $5,555 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business -- Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

          The fact that MLIP receives incentive compensation from the Fund (which is an unusual fee arrangement for MLIP) could cause MLIP to manage the Fund in a more speculative and "risky" fashion than MLIP otherwise would.

     (c)  Indebtedness of Management:
          --------------------------

          The Fund is prohibited from making any loans, to management or otherwise.

     (d)  Transactions with Promoters:
          ---------------------------

          Not applicable.

                                 PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------


(a)1.     Financial Statements (found in Exhibit 13.01):                 Page
          ----------------------------------------------                 ----

          Independent Auditors' Report                                      1

          Statements of Financial Condition as of December
          31, 1999 and 1998                                                 2

          For the years ended December 31, 1999, 1998 and 1997:
               Statements of Income                                         3
               Statements of Changes in Partners' Capital                   4

          Notes to Financial Statements                                   5-9

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

(a)3.     Exhibits:
          --------

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation          Description
-----------          -----------

1.01 Selling Agreement among the Fund, Merrill Lynch Investment Partners, Inc., Merrill Lynch Futures, the Selling Agent and the Trading Advisors.

Exhibit 1.01:        Is incorporated herein by reference from Exhibit 1.01
------------
                     contained in Amendment No. 1 to the Registration Statement (File No. 33- 62998) filed on September 10, 1993, on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

3.01(i) Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):     Is incorporated herein by reference from Exhibit 3.01(i)
---------------      contained in the Registrant's Registration Statement.

3.01(ii)             Amended and Restated Limited Partnership Agreement of the
                     Fund.

Exhibit 3.01(ii):    Is incorporated herein by reference from Exhibit 3.01(ii)
----------------     contained in the Registrant's Registration Statement (as
                     Exhibit A).

3.02(iii)            Amended and Restated Certificate of Limited Partnership of
                     the Fund, dated July 27, 1995.

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

13.01                1999 Annual Report and Independent Auditors' Report.

Exhibit 13.01:       Is filed herewith.
-------------

28.01                Prospectus of the Fund dated December 6, 1995.

Exhibit 28.01:       Is incorporated by reference as filed with the Securities
-------------        and Exchange Commission pursuant to Rule 424 under the
                     Securities Act of 1933, Registration Statement (File No.
                     33-88994) on Form S-1, effective December 6, 1995).

     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1999.

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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                   Title                                Date
---------                   -----                                ----

/s/ John R. Frawley, Jr.    Chairman, Chief Executive Officer,   March 30, 2000
--------------------------  President and Director
John R. Frawley, Jr.        (Principal Executive Officer)

/s/ Michael L. Pungello     Vice President, Chief Financial      March 30, 2000
--------------------------  Officer, and Treasurer (Principal
Michael L. Pungello         Financial and Accounting Officer)

/s/ Jeffrey F. Chandor      Senior Vice President,               March 30, 2000
--------------------------  Director of Sales, Marketing
Jeffrey F. Chandor          and Research, and Director

/s/ Michael J. Perini       Director                             March 30, 2000
--------------------------
Michael J. Perini



(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT    General Partner of Registrant        March 30, 2000
 PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
     John R. Frawley, Jr.

                             ML GLOBAL HORIZONS L.P.

                                 1999 FORM 10-K

                                INDEX TO EXHIBITS
                                -----------------


                  Exhibit
                  -------


Exhibit 13.01     1999 Annual Report and Independent Auditors' Report