Form 10-Q
period 2000-03-31
ML GLOBAL HORIZONS LP
filed 2000-05-15
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission File Number 0-23240

                             ML GLOBAL HORIZONS L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

         DELAWARE                                        13-3716393
------------------------------                 ------------------------------
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

                                  609-282-6996
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31,           December 31,
                                                                               2000                 1999
                                                                           (unaudited)
                                                                       -------------------  -------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                            $      73,161,208    $      80,686,939
    Net unrealized profit on open contracts                                       (27,386)             341,454
Accrued interest                                                                  371,431              364,959
                                                                       -------------------  -------------------

                TOTAL                                                   $      73,505,253    $      81,393,352
                                                                       -------------------  -------------------
                                                                       -------------------  -------------------

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                               $          72,453    $         344,141
    Brokerage commissions payable                                                 444,094              491,752
    Incentive override payable                                                          -                5,555
    Redemptions payable                                                         4,014,844            1,397,770
    Administrative fees payable                                                    15,313               16,957
                                                                       -------------------  -------------------

            Total liabilities                                                   4,546,704            2,256,175
                                                                       -------------------  -------------------

PARTNERS' CAPITAL:
  General Partner (4,996 and 8,896 Units)                                         822,298            1,481,537
  Limited Partners (413,967 and 466,291 Units)                                 68,136,251           77,655,640
                                                                       -------------------  -------------------

            Total partners' capital                                            68,958,549           79,137,177
                                                                       -------------------  -------------------

                TOTAL                                                   $      73,505,253    $      81,393,352
                                                                       -------------------  -------------------
                                                                       -------------------  -------------------

NET ASSET VALUE PER UNIT

         (Based on 418,963 and 475,187 Units outstanding)               $          164.59    $          166.54
                                                                       -------------------  -------------------
                                                                       -------------------  -------------------

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          For the three         For the three
                                           months ended          months ended
                                            March 31,             March 31,
                                               2000                  1999
                                       -------------------  ---------------------
REVENUES:
    Trading profits (loss):
        Realized                        $          24,460    $        4,105,146
        Change in unrealized                     (370,113)           (2,358,087)
                                       -------------------  ---------------------

            Total trading results                (345,653)             1,747,059

    Interest income                             1,087,534              1,160,228
                                       -------------------  ---------------------

            Total revenues                        741,881              2,907,287
                                       -------------------  ---------------------

EXPENSES:
    Profit Shares                                  82,836                340,238
    Brokerage commissions                       1,405,172              1,858,806
    Administrative fees                            48,454                 64,097
                                       -------------------  ---------------------

            Total expenses                      1,536,462              2,263,141
                                       -------------------  ---------------------

NET INCOME (LOSS)                       $        (794,581)   $           644,146
                                       -------------------  ---------------------
                                       -------------------  ---------------------

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
        units outstanding                         459,512                621,437
                                       -------------------  ---------------------
                                       -------------------  ---------------------

    Weighted average net
    income (loss) per General
    Partner and Limited Partner Unit    $           (1.73)   $              1.04
                                       -------------------  ---------------------
                                       -------------------  ---------------------

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31,1999
                                   (unaudited)

                                             General         Limited
                               Units         Partners        Partner           Total
                           ------------  ---------------  --------------  ---------------
PARTNERS' CAPITAL,
  December 31, 1998            639,056    $ 1,356,079    $  103,079,532    $ 104,435,611

Net income                      -               8,963           635,183          644,146

Redemptions                    (59,412)         -            (9,727,282)      (9,727,282)
                           ------------  ---------------  --------------  ---------------

PARTNERS' CAPITAL,
  March 31, 1999               579,644    $  1,365,042    $  93,987,433    $  95,352,475
                           ------------  ---------------  --------------  ---------------
                           ------------  ---------------  --------------  ---------------

PARTNERS' CAPITAL,
  December 31, 1999            475,187    $   1,481,537    $ 77,655,640    $  79,137,177

Net (loss)                      -                (1,933)       (792,648)        (794,581)

Redemptions                    (56,224)        (657,306)     (8,726,741)      (9,384,047)
                           ------------  ---------------  --------------  ---------------

PARTNERS' CAPITAL,
  March 31, 2000               418,963    $     822,298    $ 68,136,251    $  68,958,549
                           ------------  ---------------  --------------  ---------------
                           ------------  ---------------  --------------  ---------------

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership" or the "Fund") as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and March 31, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").


2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS
      No. 137. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement had a significant effect on the financial statements.

      SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

      The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

      The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included on the Statements of Financial Condition.

      The Partnership attempts to mitigate credit risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, in its normal course of business, enters into various contracts, with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in the Statement of Financial Condition under Equity from commodity futures trading accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                       ----------------------------------
                                Jan.     Feb.    Mar.
                       ----------------------------------
                        1999    $162.48  $163.98 $164.50
                       ----------------------------------
                        2000    $168.83  $168.54 $164.59
                       ----------------------------------

Performance Summary


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

January 1, 2000 to March 31, 2000

Energy trading was profitable for the quarter due to long crude oil and unleaded gas positions. Despite the possibility of OPEC increasing oil production by 5%, crude oil prices continued to rise as such a hike would still leave oil inventories at levels much below normal during the balance of the year. Prices began to decline in mid-March as Iran backed down from its position on the point of "no increase" and again later in the month as OPEC announced a production increase of 1.716 million barrels per day offsetting some gains from the previous two months.

Metals trading alternated from profitable to unprofitable, however, the sector ended the quarter on the upside. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the LME. Late in the quarter, copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held.

The agriculture commodity sector produced profits for the quarter due to gains in feeder cattle, coffee and cocoa which outpaced losses in short corn positions due to dry conditions in Argentina, which led to high corn prices.

In currency trading, the euro declined against the dollar as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Some other contributing factors to the decline of the euro include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In Asia, the yen has been strong resulting in losses for the Fund's short positions.

During the quarter, profitable positions in the MIB 30 (Milan) and Hang Seng Indices were outweighed by losses in CAC 40 Euro futures and the FTSE Financial Times Stock Index. Long MIB Index futures positions were profitable as private consumption and improved labor flexibility are supporting growth in Italy. Volatile market conditions led to unprofitable positions in the S&P 500 and the FTSE - Financial Times Index.

Short Eurodollar trading was profitable as the currency continued to decline in January. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the Japanese 10-year bond, U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the quarter.

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

         (b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the first three months of fiscal 2000.

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




                                    ML GLOBAL HORIZONS L.P.






                                    By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date: May 15, 2000                  By /s/ JOHN R. FRAWLEY, JR.
                                       ------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director




Date:  May 15, 2000                 By /s/ MICHAEL L. PUNGELLO
                                       -----------------------
                                       Michael L. Pungello
                                       Vice President, Chief Financial Officer
                                       and Treasurer