Form 10-Q
period 2000-06-30
ML GLOBAL HORIZONS LP
filed 2000-08-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

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

                                  609-282-6996
              ----------------------------------------------------
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

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                             June 30,           December 31,
                                                                               2000                 1999
                                                                           (unaudited)
                                                                        -------------------  -------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                                  $ 64,451,861         $ 80,686,939
    Net unrealized profit on open contracts                                        203,682              341,454
Accrued interest                                                                   315,724              364,959
                                                                        -------------------  -------------------

                TOTAL                                                         $ 64,971,267         $ 81,393,352
                                                                        ===================  ===================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                                         $ 41,389            $ 344,141
    Brokerage commissions payable                                                  392,535              491,752
    Incentive override payable                                                          -                 5,555
    Redemptions payable                                                            755,346            1,397,770
    Administrative fees payable                                                     13,536               16,957
                                                                        -------------------  -------------------

            Total liabilities                                                    1,202,806            2,256,175
                                                                        -------------------  -------------------

PARTNERS' CAPITAL:
   General Partners (4,996 and 8,896 Units)                                        811,540            1,481,537
   Limited Partners (387,570 and 466,291 Units)                                 62,956,921           77,655,640
                                                                        -------------------  -------------------

            Total partners' capital                                             63,768,461           79,137,177
                                                                        -------------------  -------------------

                TOTAL                                                         $ 64,971,267         $ 81,393,352
                                                                        ===================  ===================

NET ASSET VALUE PER UNIT

    (Based on 392,566 and 475,187 Units outstanding)                              $ 162.44             $ 166.54
                                                                        ===================  ===================


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the three         For the three          For the six           For the six
                                          months ended          months ended          months ended          months ended
                                            June 30,              June 30,              June 30,              June 30,
                                              2000                  1999                  2000                  1999
                                       -------------------  ---------------------  -------------------  ---------------------
REVENUES:
    Trading profits (loss):
        Realized                               $ (832,425)           $ 4,529,556           $ (807,965)           $ 8,634,702
        Change in unrealized                      231,792               (665,976)            (138,321)            (3,024,065)
                                       -------------------  ---------------------  -------------------  ---------------------

            Total trading results                (600,633)             3,863,580             (946,286)             5,610,637
                                       -------------------  ---------------------  -------------------  ---------------------

    Interest income                               984,016              1,094,530            2,071,550              2,254,760
                                       -------------------  ---------------------  -------------------  ---------------------

            Total revenues                        383,383              4,958,110            1,125,264              7,865,397
                                       -------------------  ---------------------  -------------------  ---------------------

EXPENSES:
    Profit Shares                                 (21,775)               438,752               61,061                778,990
    Incentive override                                  -                114,942                    -                114,942
    Brokerage commissions                       1,220,749              1,759,898            2,625,921              3,618,703
    Administrative fees                            42,095                 60,686               90,549                124,783
                                       -------------------  ---------------------  -------------------  ---------------------

            Total expenses                      1,241,069              2,374,278            2,777,531              4,637,418
                                       -------------------  ---------------------  -------------------  ---------------------

NET INCOME (LOSS)                              $ (857,686)           $ 2,583,832         $ (1,652,267)           $ 3,227,979
                                       ===================  =====================  ===================  =====================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
        units outstanding                         408,007                571,340              433,760                596,388
                                       ===================  =====================  ===================  =====================

    Weighted average net
    income (loss) per General Partner
    and Limited Partner Unit                      $ (2.10)                $ 4.52              $ (3.81)                $ 5.41
                                       ===================  =====================  ===================  =====================


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (unaudited)

                                                               General            Limited
                                               Units           Partner            Partners           Total
                                           -------------- ------------------ ------------------ -----------------
PARTNERS' CAPITAL,
  December 31, 1998                              639,056        $ 1,356,079      $ 103,079,532     $ 104,435,611

Net income                                             -             46,443          3,181,536         3,227,979

Redemptions                                      (85,887)                 -        (14,167,788)      (14,167,788)
                                           -------------- ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  June 30, 1999                                  553,169        $ 1,402,522       $ 92,093,280      $ 93,495,802
                                           ============== ================== ================== =================

PARTNERS' CAPITAL,
  December 31, 1999                              475,187        $ 1,481,537       $ 77,655,640      $ 79,137,177

Net loss                                               -            (12,691)        (1,639,576)       (1,652,267)

Redemptions                                      (82,621)           (657,306)      (13,059,143)      (13,716,449)
                                           -------------- ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  June 30, 2000                                  392,566          $ 811,540       $ 62,956,921      $ 63,768,461
                                           ============== ================== ================== =================


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of June 30, 2000, and the results of its operations for the six months ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         MONTH-END NET ASSET VALUE PER UNIT

             ---------------------------------------------------------------
                        Jan.     Feb.    Mar.     Apr.     May      Jun.
             ---------------------------------------------------------------
               1999    $162.48  $163.98 $164.50  $167.59  $166.73  $169.02
             ---------------------------------------------------------------
               2000    $168.83  $168.54 $164.59  $162.97  $166.07  $162.44
             ---------------------------------------------------------------

Performance Summary

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

The Partnership also profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

Interest rate trading proved profitable for the Partnership as well, as gains in Japanese government bonds and 10-year U.S. Treasury notes offset losses in German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

Stock index trading was unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

The Partnership also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in German marks. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

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

April 1, 1999 to June 30, 1999

The Partnership profited in interest rate trading from short positions in Euro dollars, Japanese 10-year bonds and U.S. 10-year Treasury notes as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock index trading also resulted in gains overall for the quarter, as positions in the S&P 500, CAC 40 Euro Futures outweighed losses in the Toronto Stock Index as equity markets rallied worldwide in April and June.

Trading in the agricultural markets resulted in gains for the Partnership as positions in cocoa, coffee and soyoil all generated profits. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances. However, the coffee market soared as several cold fronts effected areas of the coffee region.

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

Currency trading also resulted in gains for the Partnership. Gains in Euro trading were offset by losses sustained in the British pound and short positions in the Australian dollar. The Australian dollar has been feeling the pinch of commodity price weakness for the past few years but has rallied back since its low in August of 1998.

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

January 1, 2000 to June 30, 2000
--------------------------------
January 1, 2000 to March 31, 2000

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

In currency trading, the euro declined against the dollar as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Some other contributing factors to the decline of the euro include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In Asia, the yen has been strong resulting in losses for the Partnership's short positions.

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

April 1, 2000 to June 30, 2000

Long natural gas positions proved to be profitable throughout the quarter; however, crude oil faced whipsaw market conditions. Prices on crude oil declined early in the quarter in the wake of OPEC's March decision to increase production; however, prices later rose as the International Energy Agency reported the need for additional OPEC oil to prevent a shortage in inventory. In June, long positions of light crude oil resulted in profits despite OPEC's agreement to raise the production ceiling effective July 1. Prices sustained their levels because the market was looking for a larger production hike.

Currency trading for the quarter was profitable as gains from Euro futures outweighed losses from positions in Japanese yen. Currencies suffered when the Japanese yen appreciated against the dollar due to speculation that the Japanese government was considering a stimulus package after the G8 summit in late July. The yen was firmer in June due to capital data spending which indicated strong first-quarter growth and signals that an end is near to Japan's 16-month old zero interest rate policy.

Agriculture trading was unprofitable for the quarter as losses in soybean positions were greater than gains in short corn and long sugar positions. Long soybean positions were unprofitable as weather and soil conditions appear favorable for an abundance of supply. Weather conditions exerted pressure on the market in anticipation of a large yield during harvest and corn prices were down for most of the month. A report from Brazil stated that due to unfavorable weather conditions that prevailed last year, there will be a significant drop in the 2000/01 sugar production which contributed to the rise in sugar prices for the month.

In metals trading, short aluminum positions were profitable early in the quarter but were outweighed by losses in the Partnership's gold positions. An Indonesian refinery indicated that it will return to operation this year, adding supply to the market. Gold prices ended higher for the month in reaction to the Fed leaving interest rates unchanged and a report that the South African Reserve Bank received a $500 million gold denominated loan. While other central banks are decreasing reserves, this positive message to the bullion market pushed up prices creating losses in short positions.

Stock index trading was unprofitable as losses were sustained in Nikkei 225 and S&P 500 positions early in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. However, Nikkei 225 trading showed gains at the end of the quarter as well as did the All Ordinaries and DAX indices.

Interest rate positions were unprofitable throughout the quarter. Losses were incurred from U.S. Treasury bond and Euro dollar trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. After the Fed raised interest rates 50 basis points, US interest rates rallied due to a combination of lower stock prices and a perception that the Fed will be able to slow the economy. Since the most recent Fed funds and discount rate increase, the long bond has increased over 4 points or a decline of over 25 basis points in yield. U.S. bonds were unprofitable when bonds rallied during the June both after a higher than expected unemployment report and on a lack of interest rate action by the Fed.

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

           (b)  REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first six months of fiscal 2000.

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




                                      ML GLOBAL HORIZONS L.P.






                                      By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                    (General Partner)






Date: August 15, 2000                 By /s/ JOHN R. FRAWLEY, JR.
                                         ------------------------
                                         John R. Frawley, Jr.
                                         Chairman, Chief Executive Officer,
                                         President and Director




Date:  August 15, 2000                By /s/ MICHAEL L. PUNGELLO
                                         -----------------------
                                         Michael L. Pungello
                                         Vice President, Chief Financial Officer
                                         and Treasurer