Form 10-Q
period 2000-09-30
ML GLOBAL HORIZONS LP
filed 2000-11-13
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 ------------------

                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

                                  609-282-6996
                --------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.

                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                September 30,         December 31,
                                                                    2000                 1999
                                                                (unaudited)
                                                             -------------------  -------------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and option premiums                                  $      60,076,304    $      80,686,939
    Net unrealized profit on open contracts                             278,748              341,454
Accrued interest                                                        309,425              364,959
                                                             -------------------  -------------------
            Total assets                                     $       60,664,477    $      81,393,352
                                                             ===================  ===================
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit Shares payable                                     $          90,631    $         344,141
    Brokerage commissions payable                                       366,515              491,752
    Incentive override payable                                          -                      5,555
    Redemptions payable                                               1,416,571            1,397,770
    Administrative fees payable                                          12,638               16,957
                                                             -------------------  -------------------
            Total liabilities                                         1,886,355            2,256,175
                                                             -------------------  -------------------
PARTNERS' CAPITAL:
   General Partner (4,996 and 8,896 Units)                              800,867            1,481,537
   Limited Partners (361,671 and 466,291 Units)                      57,977,255           77,655,640
                                                             -------------------  -------------------
            Total partners' capital                                  58,778,122           79,137,177
                                                             -------------------  -------------------
                TOTAL                                         $      60,664,477    $      81,393,352
                                                             ===================  ===================
NET ASSET VALUE PER UNIT

    (Based on 366,667 and 475,187 Units outstanding)          $          160.30    $          166.54
                                                             ===================  ===================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.

                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (unaudited)

                                          For the three         For the three         For the nine          For the nine
                                          months ended          months ended          months ended          months ended
                                          September 30,         September 30,         September 30,         September 30,
                                              2000                  1999                  2000                  1999
                                       -------------------  ---------------------  -------------------  ---------------------
REVENUES:
    Trading profits (loss):
        Realized                        $        (614,230)   $          (152,601)   $      (1,422,195)   $         8,482,102
        Change in unrealized                       73,737               (175,697)             (64,584)            (3,199,762)
                                       -------------------  ---------------------  -------------------  ---------------------
            Total trading results                (540,493)              (328,298)          (1,486,779)             5,282,340
                                       -------------------  ---------------------  -------------------  ---------------------
    Interest income                               964,377              1,119,855            3,035,927              3,374,614
                                       -------------------  ---------------------  -------------------  ---------------------
            Total revenues                        423,884                791,557            1,549,148              8,656,954
                                       -------------------  ---------------------  -------------------  ---------------------
EXPENSES:
    Profit Shares                                  54,007                (30,979)             115,068                748,011
    Incentive override                                  -               (109,386)                   -                  5,555
    Brokerage commissions                       1,134,578              1,665,704            3,760,499              5,284,406
    Administrative fees                            39,124                 57,438              129,673                182,221
                                       -------------------  ---------------------  -------------------  ---------------------
            Total expenses                      1,227,709              1,582,777            4,005,240              6,220,193
                                       -------------------  ---------------------  -------------------  ---------------------
NET INCOME (LOSS)                       $        (803,825)   $          (791,220)   $      (2,456,092)   $         2,436,761
                                       ===================  =====================  ===================  =====================
NET INCOME (LOSS) PER UNIT:
    Weighted average number of
        units outstanding                         384,187                538,731              417,235                577,167
                                       ===================  =====================  ===================  =====================
    Weighted average net
    income (loss) per General Partner
    and Limited Partner Unit            $           (2.09)   $             (1.47)   $           (5.89)   $              4.22
                                       ===================  =====================  ===================  =====================


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.

                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                General            Limited
                                Units           Partner            Partners           Total
                            -------------- ------------------ ------------------ -----------------
PARTNERS' CAPITAL,
  December 31, 1998               639,056   $      1,356,079   $    103,079,532   $   104,435,611

Net income                              -             33,935          2,402,826         2,436,761

Redemptions                      (124,809)                 -        (20,730,211)      (20,730,211)
                            -------------- ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  September 30, 1999              514,247   $      1,390,014   $     84,752,147   $    86,142,161
                            ============== ================== ================== =================

PARTNERS' CAPITAL,
  December 31, 1999               475,187   $      1,481,537   $     77,655,640   $    79,137,177

Net loss                                -            (23,364)        (2,432,728)       (2,456,092)

Redemptions                      (108,520)          (657,306)       (17,245,657)      (17,902,963)
                            -------------- ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  September 30, 2000              366,667   $         800,867  $     57,977,255   $    58,778,122
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

                             ML GLOBAL HORIZONS L.P.

                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999. However; the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137.
SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of SFAS No. 133, as amended by SFAS No. 137, had a significant effect on the financial statements, nor will the application of the provisions of SFAS No. 138 have a significant effect on the financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.     Mar.    Apr.     May      Jun.     Jul.    Aug.     Sep.
---------------------------------------------------------------------------------------
1999    $162.48  $163.98  $164.50 $167.59  $166.73  $169.02  $169.11 $168.78  $167.51
---------------------------------------------------------------------------------------
2000    $168.83  $168.54  $164.59 $162.97  $166.07  $162.44  $161.84 $162.80  $160.30
---------------------------------------------------------------------------------------

Performance Summary

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

The energy sector was profitable as positions in crude oil and gasoil offset unprofitable short positions in natural gas trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in U.S. natural gas production.

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

July 1, 1999 to September 30, 1999

The Partnership profited in the energy sector with long positions in light crude oil resulting in strong gains. The Partnership was also profitable in gas oil and unleaded gas positions. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gas oil exports for August and completely eliminate gas oil exports in order to satisfy domestic needs.

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

The Partnership suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P 500 finished the third quarter by breaking the post-October 1998 highs, the Partnership suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P 500, the Hang Seng Stock Index, and the Nikkei 225 Index, resulting in losses for the sector overall.

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

Interest rate trading was unprofitable for the third quarter as losses were sustained in Euro bond, Japanese government bond and long gilt positions. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the U.S. Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Partnership also was unprofitable in the agricultural markets as gains in soymeal positions were outweighed by losses sustained in the coffee and soybean markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, long positions in soymeal proved profitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

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

Metals trading alternated from profitable to unprofitable, however, the sector ended the quarter on the upside. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the London Metals Exchange. Late in the quarter, copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held.

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

Interest rate positions were unprofitable throughout the quarter. Losses were incurred from U.S. Treasury bond and Euro dollar trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. After the Fed raised interest rates 50 basis points, U.S. interest rates rallied due to a combination of lower stock prices and a perception that the Fed will be able to slow the economy. Since the most recent Fed funds and discount rate increase, the long bond has increased over 4 points or a decline of over 25 basis points in yield. U.S. bonds were unprofitable when bonds rallied during June both after a higher than expected unemployment report and on a lack of interest rate action by the Fed.

July 1, 2000 to September 30, 2000

Trading in the currencies markets was profitable for the Partnership during the quarter. Gains made early in the quarter from short Japanese yen positions were a result of a weaker yen against the dollar on anticipation that the U.S. Federal Reserve would continue to increase interest rates. The euro fell to a record low in September despite stronger than expected European data and the success of the German tax reform package. European economic conditions remain positive, and the moderation in U.S. activity already suggests that the U.S. is unlikely to surprise on the upside in coming quarters, indicating potential strength in the Euro.

Long sugar positions as well as short wheat positions resulted in gains for the agriculture sector. Short wheat trading proved beneficial as drought warnings issued by the U.S. National Weather Service in the early spring proved to be almost entirely without merit. Sufficient rains produced favorable growing conditions causing lower wheat prices. Sugar positions were mixed in September, ultimately resulting in losses. Brazil, the world's largest sugar producer, has reduced output and the Asian post-crisis recovery has improved demand, resulting in a supply/demand imbalance.

The Partnership's long copper positions profited from reports that China increased production during the first half of the year due to increased demand. Gains from long copper as well as short silver positions offset losses from zinc and nickel trading resulting from slow demand of stainless steel in Europe.

Trading in the stock index sector was also unprofitable as losses were sustained in DAX German Stock Index and Nikkei 225 trading in July and August. In September, gains from CAC 40 Euro futures trading were offset by losses from S&P 500 positions. The S&P 500 finished the month lower as buyers retreated due to fears of an economic slowdown in the U.S.

Interest rate trading was unprofitable for the Partnership during the quarter. Losses were incurred from Japanese 10-year bond as well as yen and euro trading.

The Partnership sustained losses from energy positions as a result of long crude oil and natural gas positions. By August long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking production capacity, limited prospects for non-OPEC supply growth and OPEC's key country's desire for a higher average price. By quarter end, crude oil faced whipsaw market conditions. The commodity reached new highs mid-month in the wake of comments from Venezuela's oil minister that OPEC would not likely change its production target until their November meeting. However President Clinton's September 22 authorization of a 30 million barrel release of oil from the Strategic Petroleum Reserve sent prices lower by month end.

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

            (a) None.
            (b) None.
            (c) None.
            (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers, L.P. ("MLIM"), the principal Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alternative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of
           MLIM - Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R. Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.    Exhibits and Reports on Form 8-K

             (a)  EXHIBITS

             There are no exhibits required to be filed as part of this report.

             (b)  REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed during the first nine months of fiscal 2000.

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



                                      ML GLOBAL HORIZONS L.P.





                                      By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                              (General Partner)





Date:  November 14, 2000              By /s/ MICHAEL L. PUNGELLO
                                         -----------------------
                                         Michael L. Pungello
                                         Duly Authorized Signatory
                                         Vice President, Chief Financial Officer
                                         and Treasurer