Form 10-K405
period 2000-12-31
ML GLOBAL HORIZONS LP
filed 2001-03-29
CIK 904918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2000
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-23240

                             ML GLOBAL HORIZONS L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    13-3716393
       -------------------------------                    ------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                    (Address of principal executive offices)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 2001, limited partnership units with an aggregate value of $58,422,234 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2000 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2000, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                             ML GLOBAL HORIZONS L.P.

                       ANNUAL REPORT FOR 2000 ON FORM 10-K

                                TABLE OF CONTENTS


                                   PART I                                                              PAGE
                                                                                                       ----

Item 1.     Business..................................................................................    1

Item 2.     Properties................................................................................    5

Item 3.     Legal Proceedings.........................................................................    5

Item 4.     Submission of Matters to a Vote of Security Holders.......................................    5


                                   PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....................    5

Item 6.     Selected Financial Data...................................................................    6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....    9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................   15

Item 8.     Financial Statements and Supplementary Data...............................................   20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   20


                                  PART III

Item 10.    Directors and Executive Officers of the Registrant........................................   20

Item 11.    Executive Compensation....................................................................   22

Item 12.    Security Ownership of Certain Beneficial Owners and Management............................   22

Item 13.    Certain Relationships and Related Transactions............................................   22


                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   23

                                     PART I

ITEM 1:  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS:

                  ML Global Horizons L.P. (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Fund trades in the international futures and forward markets under the direction of multiple independent professional advisors (the "Advisors") applying proprietary strategies. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

                  Merrill Lynch Investment Partners Inc. ("MLIP"), organized in 1986, acts as the general partner of the Fund and allocates the Fund's assets among Advisors unaffiliated with MLIP, each of which trades independently of the others. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). MLF is an indirect wholly-owned subsidiary of Merrill Lynch. MLIP, an indirect subsidiary of Merrill Lynch, became a member of Merrill Lynch Investment Managers ("MLIM") -Alternative Investments Group during October 2000. MLIM's Alternative Investments Group creates and manages a variety of alternative investment products, including managed futures funds, hedge funds, funds of funds, exchange funds and private equity funds. MLIP is currently intending to convert to a Delaware limited liability company to be named MLIM Alternative Strategies LLC. This conversion is expected to occur in 2001.

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

                  As of December 31, 2000, the capitalization of the Fund was $60,280,800, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $179.10.

                  Through December 31, 2000, the highest month-end Net Asset Value per Unit was $179.10 (December 31, 2000) and the lowest $97.36 (February 28, 1994).

         (b)      FINANCIAL INFORMATION ABOUT SEGMENTS:

                  The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

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

                  One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

                  USE OF PROCEEDS AND INTEREST INCOME

                  SUBSCRIPTION PROCEEDS.

                  MLIP pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Fund and available for use in its speculative trading. In such trading, the Fund's assets are used as security for and to pay the Fund's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Fund. While being used for this purpose, the Fund's assets are also generally available to earn interest, as more fully described below. The Fund's last offering of Units was through March 31, 1998, for trading effective April 1, 1998.

                  MARKET SECTORS.

                  The Fund trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is, essentially, no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

                  MARKET TYPES.

                  The Fund trades on a variety of United States and foreign futures exchanges. Substantially all of the Fund's non-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

                  Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund. In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

                  As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time as well as over time.

                  CUSTODY OF ASSETS.

                  All of the Fund's assets are currently held in customer accounts at Merrill Lynch.

                  INTEREST PAID BY MERRILL LYNCH ON THE FUND'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS

                  The Fund's U.S. dollar assets are maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

                  Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar denominated positions.

                  CHARGES

                  The following table summarizes the charges incurred by the Fund during 2000, 1999 and 1998.

                                  2000                                1999                               1998
                           --------------------------------------------------------------------------------------------------------

         Charges                 Dollar          % of Average        Dollar        % of Average         Dollar      % of Average
                                 Amount           Month-End          Amount          Month-End          Amount        Month-End
                                                  Net Assets                        Net Assets                       Net Assets
-----------------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions                       $ 4,862,392     7.44%             $ 6,790,464      7.43%             $ 8,970,371      7.44%
Administrative Fee                    167,669     0.26%                 234,154      0.26%                 309,323      0.25%
Profit Shares                         837,948     1.28%                 670,277      0.73%               3,920,850      3.25%
Incentive Override                          -     0.00%                   5,555      0.01%                 153,883      0.13%
                           --------------------------------------------------------------------------------------------------------
Total                             $ 5,868,009     8.98%             $ 7,700,450      8.42%            $ 13,354,427     11.07%
                           ========================================================================================================


                                          ----------------------------

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets maintained at MLF.

                  The Fund's average month-end Net Assets during 2000, 1999 and 1998 equaled $65,365,539, $91,419,778 and $120,645,332, respectively.

                  During 2000, 1999 and 1998, the Fund earned $3,939,708,
$4,451,948 and $6,051,782, respectively, in interest income, or approximately 6.03%, 4.87% and 5.02%, of the Fund's average month-end Net Assets.

                  A 7.25% per annum Brokerage Commissions is paid by the Fund to MLF and a 0.25% per annum Administrative Fees are paid by the Fund to MLIP.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT            NATURE OF PAYMENT                  AMOUNT OF PAYMENT
MLF                  Brokerage Commissions              A flat-rate monthly commission of 0.6041 of 1% of
                                                        the Fund's month-end assets (a 7.25% annual rate).
                                                        During 2000, 1999 and 1998, the round-turn (each
                                                        purchase and sale or sale and purchase of a single
                                                        futures contract) equivalent rate of the Fund's
                                                        flat-rate Brokerage Commissions was approximately
                                                        $128, $106 and $62, respectively.

MLF                  Use of Fund assets                 Merrill Lynch may derive certain economic benefit
                                                        from the deposit of certain of the Fund's U.S.
                                                        dollar assets in accounts maintained at MLF.

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

Advisors             Profit Shares                      All Advisors can receive quarterly or annual Profit
                                                        shares ranging from 15% to 23% (depending on the
                                                        Advisor) of any New Trading Profit achieved by
                                                        their Fund account. Profit Shares are also paid
                                                        upon redemption of Units and upon the net
                                                        reallocation of assets away from an Advisor. New
                                                        Trading Profit is calculated separately in respect
                                                        of each Advisor, irrespective of the overall
                                                        performance of the Fund. The Fund may pay
                                                        substantial Profit Shares during periods when it
                                                        is incurring significant overall losses.

Advisors             Consulting fees                    MLF pays the Advisors annual Consulting Fees
                                                        generally ranging up to 2% of the Fund's
                                                        average month-end assets allocated to them for
                                                        management, after reduction for a portion of the
                                                        brokerage commissions.

MLF;                 Extraordinary expenses             Actual costs incurred; none paid to date.
  Others

                       ----------------------------

                  REGULATION

                  MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

                  (i) through (xii)-- not applicable.

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

                  The Fund's only place of business is the place of business of MLIP, Princeton Corporate Campus, 800 Scudders Mill Road-Section 2G, Plainsboro, New Jersey 08536. MLIP performs all administrative services for the Fund from MLIP's offices.

ITEM 3:  LEGAL PROCEEDINGS

                  Merrill Lynch -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

                  MLIP itself has never been the subject of any material litigation.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Fund has never submitted any matters to a vote of its Limited Partners.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Item 5(a)

   (a)     MARKET INFORMATION:

                  There is no established public trading market for the Units, nor will one develop. Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

   (b)     HOLDERS:

                   As of December 31, 2000, there were 2,180 holders of Units, including MLIP.

   (c)     DIVIDENDS:

            The Fund has made no distributions since trading commenced, nor does MLIP presently intend to make any distributions in the future.

   Item 5(b)

           Not applicable.


ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Fund:

                                 For the Year         For the Year       For the Year       For the Year       For the Year
                                     Ended               Ended               Ended             Ended               Ended
                                 December 31,         December 31,       December 31,       December 31,       December 31,
INCOME STATEMENT DATA                2000                 1999               1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------

Revenues:

Trading profit (loss)
     Realized                      $ 1,325,278        $ 8,710,125        $ 17,962,463        $ 6,111,341        $ 20,458,327
     Change in Unrealized            4,703,837         (3,604,366)         (4,718,157)         6,329,441          (3,294,990)
                                ---------------------------------------------------------------------------------------------
        Total Trading Results        6,029,115          5,105,759          13,244,306         12,440,782          17,163,337
                                ---------------------------------------------------------------------------------------------

Interest Income                      3,939,708          4,451,948           6,051,782          5,278,840           3,978,137
                                ---------------------------------------------------------------------------------------------

     Total Revenues                  9,968,823          9,557,707          19,296,088         17,719,622          21,141,474
                                ---------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions           4,862,392          6,790,464           8,970,371          7,727,226           6,646,004
     Profit Shares                     837,948            670,277           3,920,850          1,666,616           1,808,020
     Administrative Fees               167,669            234,154             309,323            266,456              57,091
     Incentive Override                      -              5,555             153,883            289,162             834,271
                                ---------------------------------------------------------------------------------------------
     Total Expenses                  5,868,009          7,700,450          13,354,427          9,949,460           9,345,386
                                ---------------------------------------------------------------------------------------------
Net Income                         $ 4,100,814        $ 1,857,257         $ 5,941,661        $ 7,770,162        $ 11,796,088
                                =============================================================================================


BALANCE SHEET DATA               December 31, 2000  December 31, 1999   December 31, 1998   December 31, 1997    December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

Fund Net Asset Value                $ 60,280,800       $ 79,137,177       $ 104,435,611        $ 134,044,365        $ 84,173,541
Net Asset Value per Unit            $     179.10       $     166.54       $      163.42        $      153.86        $     142.95
                                ====================================================================================================



                         -------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER INITIAL UNIT
-----------------------------------------------------------------------------------------------------------------------------
          Jan.      Feb.     Mar.      Apr.      May      June      July      Aug.     Sept.     Oct.      Nov.      Dec.
-----------------------------------------------------------------------------------------------------------------------------
   1996   $125.91  $117.82   $119.43   $128.54  $123.56   $127.71   $123.72   $124.28  $128.97   $138.94   $146.22   $142.95
-----------------------------------------------------------------------------------------------------------------------------
   1997   $146.53  $151.84   $152.92   $149.41  $146.53   $146.46   $155.70   $148.90  $149.80   $147.06   $148.57   $153.86
-----------------------------------------------------------------------------------------------------------------------------
   1998   $154.11  $155.99   $156.90   $148.38  $148.82   $148.13   $146.66   $154.13  $157.43   $159.62   $162.62   $163.42
-----------------------------------------------------------------------------------------------------------------------------
   1999   $162.48  $163.98   $164.50   $167.59  $166.73   $169.02   $169.11   $168.78  $167.51   $161.64   $165.99   $166.54
-----------------------------------------------------------------------------------------------------------------------------
   2000   $168.83  $168.54   $164.59   $162.97  $166.07   $162.44   $161.84   $162.80  $160.30   $160.21   $169.32   $179.10
-----------------------------------------------------------------------------------------------------------------------------

                             ML GLOBAL HORIZONS L.P.
                                DECEMBER 31, 2000

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 4, 1994
                      AGGREGATE SUBSCRIPTIONS: $174,343,595
                       CURRENT CAPITALIZATION: $60,280,800
                    WORST MONTHLY DRAWDOWN(2): (6.42)% (2/96)
              WORST PEAK-TO-VALLEY DRAWDOWN(3): (6.52)% (4/98-7/98)
                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2000: $179.10

------------------------------------------------------------------------------
                      MONTHLY RATES OF RETURN(4)
------------------------------------------------------------------------------
Month                    2000        1999        1998       1997       1996
------------------------------------------------------------------------------
January                   1.38%       (0.58)%    0.16%      2.50%       1.25%
------------------------------------------------------------------------------
February                  (0.17)       0.92       1.22       3.62       (6.42)
------------------------------------------------------------------------------
March                     (2.34)       0.32       0.58       0.71        1.37
------------------------------------------------------------------------------
April                     (0.99)       1.88      (5.43)     (2.30)       7.63
------------------------------------------------------------------------------
May                        1.91       (0.51)      0.30      (1.93)      (3.87)
------------------------------------------------------------------------------
June                      (2.19)       1.37      (0.46)     (0.05)       3.35
------------------------------------------------------------------------------
July                      (0.37)       0.05      (0.99)      6.31       (3.12)
------------------------------------------------------------------------------
August                     0.59       (0.20)      5.09      (4.37)       0.45
------------------------------------------------------------------------------
September                 (1.53)      (0.75)      2.14       0.60        3.77
------------------------------------------------------------------------------
October                   (0.06)      (3.50)      1.39      (1.83)       7.73
------------------------------------------------------------------------------
November                   5.69        2.69       1.88       1.03        5.24
------------------------------------------------------------------------------
December                   5.77        0.33       0.49       3.56       (2.24)
------------------------------------------------------------------------------
Compound Annual           7.54%       1.91%      6.22%       7.61%      14.96%
Rate of Return
------------------------------------------------------------------------------

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

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1996 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-To-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equalled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         RESULTS OF OPERATIONS

                  GENERAL.

                  MLIP believes that selected-advisor futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

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

                  MLIP attempts to control the market risk inherent in the Fund's trading by MLIP's selected-advisor strategy and Advisor selections. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP determines as being excessively concentrated in a limited number of markets -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

                  MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

         PERFORMANCE SUMMARY

         2000

                                      Total Trading
                                         Results
 Interest Rates                           $ 2,464,097
 Stock Indices                             (2,254,151)
 Commodities                                  151,043
 Currencies                                 3,947,684
 Energy                                     2,081,146
 Metals                                      (360,704)
                                    ------------------
                                          $ 6,029,115
                                    ==================

                  The Fund's overall trading strategy was profitable in 2000. Trading in the Currency, Interest Rate, Energy and Commodity markets was successful, while losses were realized in the Stock Indices and Metal markets. The majority of the Fund's profits were realized in November and December.

                  Currency trading started slowly but was profitable by year-end. The Euro declined against the U.S. dollar after officials from the Group of Seven met and failed to express concern about its low levels. Other factors for its decline include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In the second quarter, currencies suffered overall when the yen appreciated against the U.S. dollar due to speculation that the Japanese government was considering a stimulus package after the G8 summit in July. In September, short yen positions were profitable as the yen weakened against the U.S. dollar on anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro fell to a record low despite stronger than expected European data and the success of the German tax reform package. Short positions in the Canadian dollar were profitable despite weakening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada. Euro and yen trading was profitable in December.

                  Trading in the interest rate markets was successful despite volatile market conditions. Short Eurodollar trading was profitable as European Union ministers blamed its slide in January on rapid U.S. growth and fears the Federal Reserve would continue to raise interest rates. Losses were realized in the Japanese 10-year bond, U.S. 10-year Treasury note and long U.S. Treasury positions as the yield curve fluctuated widely during the first quarter. U.S. bond yields fell in the second quarter as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. U.S. bonds were unprofitable when bonds rallied during June after a higher than expected unemployment report and a lack of interest rate action by the Federal Reserve. Losses were incurred in the third quarter on Japanese 10-year bond positions. In November and December, trading was profitable as uncertainty surrounding the U.S. Presidential election caused investors to favor bond markets over equities.

                  Energy trading was successful for the year. Long crude oil and unleaded gas positions realized gains early in the year despite the possibility of OPEC increasing crude oil production. Such a hike would still leave oil inventories at levels much below normal. Prices continued to rise in the second quarter as the International Energy Agency reported the need for additional oil to prevent an inventory shortage. By August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking production capacity, limited prospects of non-OPEC supply growth and OPEC's key countries desire for a higher average price. Fears of supply shortages pushed prices higher as December saw colder temperatures than last year.

                  Agricultural commodity trading resulted in modest gains for the year. Losses were realized in the first quarter on short corn positions due to dry conditions in Argentina, pushing corn prices higher. Long sugar positions were profitable mid year on a report from Brazil stating unfavorable weather conditions will lead to a significant drop in 2000/2001 sugar production. Agricultural trading resulted in gains in November as imbalance in supply versus demand has caused weakness in the markets.

                  Trading in the Stock Index markets was the most unprofitable strategy for the Fund. Volatile market conditions led to unprofitable positions in the S&P 500 and the FTSE - Financial Times index early in the year. Signs of rising inflation led to losses in Nikkei 225 and S&P 500 positions on concerns the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. The S&P 500 finished September lower as buyers retreated due to fears of an economic slowdown. The year closed with losses from DAX German Stock Index and Hang Seng trading.

                  Metals trading alternated from profitable to unprofitable during the year. Base metal prices rose early on as concerns over higher interest rates and the decline in global equity prices created defensive tones in the markets. Gold prices ended the second quarter higher in reaction to the Federal Reserve leaving interest rates unchanged and a report that the South African Reserve Bank received a $500 million gold denominated loan. Long copper positions profited from reports from China on increased production. Gold prices rose on October 12 as result of heightened tensions between Israel and Palestine, a surge in crude oil prices and a plunge in global equities. However, within three days, prices fell below pre-rally levels.

         1999

                                      Total Trading
                                         Results

 Interest Rates                             $ 390,642
 Stock Indices                               (598,587)
 Commodities                                2,153,572
 Currencies                                    96,120
 Energy                                     4,089,862
 Metals                                    (1,025,850)
                                    ------------------
                                          $ 5,105,759
                                    ==================

                  The Fund finished 1999 with gains in energy, agricultural commodities, interest rate and currency trading and losses in metals and stock index trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices. The major surprise in the oil market in 1999 was OPEC's high level of self-discipline, resulting in crude oil rallies throughout the year. Interest rate trading was also profitable for the Fund as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year.

                  Energy trading produced the largest gains during 1999. The Fund profited from heating oil, crude oil and unleaded gas. Short positions in heating oil proved most profitable for the Fund in the first quarter of the year as prices dropped to its lowest levels in more than a decade. Gains in crude oil and unleaded gas outweighed losses in natural gas trading as the focus attention in the natural gas markets declined since the end of the winter. The remainder of the year saw the Fund profit from long positions in crude oil, gasoil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day and this resulted in higher prices for crude. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten year highs.

                  Trading in agricultural was profitable overall for the Fund in 1999. During the first half of the year gains in coffee, cocoa and live cattle positions outweighed loss in corn and live hogs. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances and unpredictable weather throughout the world. The second half of the year produced gains through cocoa and corn positions, which offset losses in coffee, live hogs and soybean. The anticipation of supply/demand imbalance for coffee from an expected 2000-2001 bumper crop in Brazil pushed prices lower. These losses were outweighed by short positions in corn and cocoa as excess supply had speculators selling heavily into the market throughout the fourth quarter.

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

                  Stock index trading was unprofitable throughout the majority of the year for the Fund as losses in the Hang Seng, Nikki 255, S&P 500 and CAC 40 offset slight gains in the DAX and FTSE 100. Stock indices continued their volatile swings throughout the year as the Dow Jones Industrial Average closed above the 10,000 and 11,000 marks during the year. Positions in the S&P 500, Nikkei 225 and Hang Seng during second half of the year resulted in losses as the markets volatility made the trading environment extremely difficult.

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

                  Gold prices began the year drifting sideways, and continued to weaken following news in the second quarter of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion, which was at the low end of expectations. Gold was unable to extend its third quarter rallies or to build any significant upside momentum, resulting in a trendless environment. This was also the case in the fourth quarter, as gold's cost of production declined. Also, silver markets remained range-bound, while also experiencing a significant selloff in November, and aluminum traded at its lowest levels since 1994, with many aluminum smelters operating at a loss.

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

         VARIABLES AFFECTING PERFORMANCE

                  The principal variables which determine the net performance of the Fund are gross profitability and interest income. Gross profitability is, in turn, effected by the percentage of the Fund's assets allocated to trading.

                  During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed income investments.

                  The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis and the Incentive Override. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

                  Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

                  Except in unusual circumstances, factors (e.g. regulatory approvals, cost of goods sold, employee relations and the like) which often materially affect an operating business have virtually no impact on the Fund.

         LIQUIDITY; CAPITAL RESOURCES

                  The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on a non-U.S. dollar denominated trading positions pending the conversion of the Fund's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Fund's operation to date and are expected to continue to be so.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

                  PAST PERFORMANCE NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

                  The Fund is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Fund's main line of business.

                  Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flows. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

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

                  The Fund's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

                  Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. Maintenance margin levels are established by dealers and exchanges using historical price studies, as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal years 2000 and 1999. During the fiscal year 2000, the Fund's average capitalization was approximately $65,365,539. During the fiscal year 1999, the Fund's average capitalization was approximately $91,419,778.

                                                    DECEMBER 31, 2000

                             AVERAGE                % OF AVERAGE           HIGHEST VALUE          LOWEST VALUE
 MARKET SECTOR            VALUE AT RISK            CAPITALIZATION             AT RISK                AT RISK
---------------        ------------------    -----------------------    ------------------    -------------------

 Interest Rates                $ 1,244,405                      1.90%          $ 1,716,588              $ 926,521
 Currencies                      1,755,798                      2.69%            2,239,566              1,355,039
 Stock Indices                     437,529                      0.67%              582,248                261,424
 Metals                            589,009                      0.90%              733,295                473,269
 Commodities                       397,396                      0.61%              563,728                173,326
 Energy                            576,088                      0.88%              637,450                506,920
                       --------------------   ------------------------  -------------------    -------------------

 TOTAL                         $ 5,000,225                      7.65%          $ 6,472,875            $ 3,696,499
                       ====================   ========================  ===================    ===================

                                                    DECEMBER 31, 1999

                             AVERAGE                % OF AVERAGE           HIGHEST VALUE          LOWEST VALUE
 MARKET SECTOR            VALUE AT RISK            CAPITALIZATION             AT RISK                AT RISK
---------------        -------------------    ----------------------    -------------------    -------------------

 Interest Rates                $ 3,100,694                      3.39%          $ 2,953,077              $ 799,566
 Currencies                      1,324,266                      1.45%            1,690,978              1,039,330
 Stock Indices                   1,377,684                      1.51%            2,309,135                423,646
 Metals                            474,094                      0.52%              805,346                327,977
 Commodities                       533,006                      0.58%            1,006,627                359,343
 Energy                            659,611                      0.72%              901,100                633,876
                       --------------------   ------------------------  -------------------    -------------------

 TOTAL                         $ 7,469,355                      8.17%          $ 9,666,263            $ 3,583,738
                       ====================   ========================  ===================    ===================


                  Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Fund's capitalization at the end of each calendar quarter of fiscal years 2000 and 1999.

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                  The following qualitative disclosures regarding the Fund's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposure constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

                  The following were the primary trading risk exposures of the Fund as of December 31, 2000, by market sector.

                  INTEREST RATES.

                  Interest rate risk is the principal market exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

                  CURRENCIES.

                  The Fund trades in a large number of currencies. However, the Fund's major exposures have typically been in the U.S. dollar/yen, U.S. dollar/Euro and U.S. dollar/pound positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

                  STOCK INDICES.

                  The Fund's primary equity exposure is to G-7 equity index price movements. As of December 31, 2000, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

                  METALS.

                  The Fund's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to an extent, platinum). MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

                  COMMODITIES.

                  The Fund's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and orange juice accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 2000. In the past, the Fund has had material market exposure to live cattle and hogbellies and may do so again in the future. However, MLIP anticipates that the Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Fund has historically taken its largest positions.

                  ENERGY.

                  The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

                  The following were the only non-trading risk exposures of the Fund as of December 31, 2000.

                  FOREIGN CURRENCY BALANCES.

                  The Fund's primary foreign currency balances are in Japanese yen, British pounds and Euro. The Fund has minimal exchange rate exposure on these balances.

                  U.S. DOLLAR BALANCES.

                  The Fund holds its U.S. dollars in cash at MLF. The Fund has immaterial cash-flows and interest-rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no changes in or disagreements with independent auditors on accounting or financial disclosure.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10(a) and 10(b)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                  As a limited partnership, the Fund itself has no officers or directors and is managed by MLIP. Trading decisions are made by the Advisors on behalf of the Fund. MLIP promoted the Fund and is its controlling person.

                  The directors and executive officers of MLIP and their respective business backgrounds are as follows.

RONALD S. ROSENBERG        Chairman and Director

FABIO P. SAVOLDELLI        President and Director

FRANK M. MACIOCE           Vice President and Director

STEVEN B. OLGIN            Vice President, Chief Administrative Officer and Director

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

                  Ronald S. Rosenberg was born in 1962. Mr. Rosenberg is Chairman and a Director of MLIP and head of the Alternative Investments Group for MLIM Americas, which creates alternative investment products and strategies for Merrill Lynch's large institutional and high net worth private clients. These products include funds of funds investing in hedge funds, private equity funds, exchange funds, as well as other specialized investment products. Most recently, Mr. Rosenberg ran the Global Hedge Fund Sales Group and International Fixed Income Groups which sold investment products to hedge funds worldwide. He joined Merrill Lynch in 1995 from JP Morgan, where he was also responsible for sales groups that sold investment products to hedge funds. Mr. Rosenberg was educated at the Wharton Business School, where he received a Master of Business Administration in Finance. He graduated Phi Beta Kappa from Rutgers University with a Bachelor of Arts in Computer Science and Economics.

                  Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is President and a Director of MLIP. He oversees the Fund's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                  Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Director of MLIP and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

                  Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Administrative Officer and Director of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr.
Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is a member of the Illinois Bar.

                  Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

                  As of December 31, 2000, MLIP's general partner interest in the Fund was valued at approximately $666,597.

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

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                           None.

         (d)      FAMILY RELATIONSHIPS:

                           None.

         (e)      BUSINESS EXPERIENCE:

                           See Items 10 (a) and 10(b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                           None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                           Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                  As of December 31, 2000, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2000, MLIP owned 3,722 Units
(unit-equivalent general partnership interests), which was approximately 1.11% of the total Units outstanding.

         (c)      CHANGES IN CONTROL:

                  None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      TRANSACTIONS BETWEEN MERRILL LYNCH AND THE FUND

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

                  MLIP pays substantial selling commissions and trailing commissions to Merrill Lynch Pierce Fenner & Smith ("MLPF&S") for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLF, an affiliate of MLIP, acts as the principal commodity broker for the Fund.

                  In 2000 the Fund expensed: (i) Brokerage Commissions of $4,862,392, which included $826,375 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $167,669 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" for a discussion of other business dealings between MLIP affiliates and the Fund.

                  The fact that MLIP receives incentive compensation from the Fund (which is an unusual fee arrangement for MLIP) could cause MLIP to manage the Fund in a more speculative and "risky" fashion than MLIP otherwise would.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Fund is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                         PAGE
                  Independent Auditors' Report                                              1

                  Statements of Financial Condition as of December 31, 2000 and 1999        2

                  For the years ended December 31, 2000, 1999 and 1998:
                           Statements of Income                                             3
                           Statements of Changes in Partners' Capital                       4

                  Notes to Financial Statements                                           5-9

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

         (a)3.    EXHIBITS:

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION                DESCRIPTION
1.01                       Selling Agreement among the Fund, MLIP, Merrill Lynch Futures, the Selling
                           Agent and the Advisors.

EXHIBIT 1.01:              Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-62998) filed on September 10, 1993, on Form
                           S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

3.01(i)                    Amended and Restated Certificate of Limited Partnership of the Registrant, dated
                           August 25, 1994.

EXHIBIT 3.01(i):           Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant's
                           Registration Statement.

3.01(ii)                   Amended and Restated Limited Partnership Agreement of the Fund.

EXHIBIT 3.01(ii):          Is incorporated herein by reference from Exhibit 3.01(ii) contained in the
                           Registrant's Registration Statement (as Exhibit A).

3.02(iii)                  Amended and Restated Certificate of Limited Partnership of the Fund, dated July 27, 1995.

EXHIBIT 3.02(iii):         Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant's report on Form 10-Q for the Quarter ended June 30, 1995.

10.01(d)                   Form of Advisory  Agreement between the Fund,  Merrill Lynch Investment  Partners
                           Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

EXHIBIT 10.01(d):          Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02                      Form of Consulting Agreement between each Advisor, the Fund and Merrill Lynch
                           Futures Inc.

EXHIBIT 10.02:             Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's
                           Registration Statement.

10.03                      Form of Customer Agreement between the Fund and Merrill Lynch Futures Inc.

EXHIBIT 10.03:             Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's
                           Registration Statement.

10.05                      Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.05:             Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's
                           Registration Statement (as Exhibit D).

10.06                      Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch
                           International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc.
                           and the Fund.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

10.07                      Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment
                           Partners Inc., each Advisor, the Fund and Merrill Lynch Futures Inc.

EXHIBIT 10.07:             Is incorporated herein by reference from Exhibit 10.07 contained in the
                           Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                      2000 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

28.01                      Prospectus of the Partnership dated December 6, 1995.

EXHIBIT 28.01:             Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement
                           (File No. 33-88994) on Form S-1, effective December 6, 1995).


         (b)      REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                    ML GLOBAL HORIZONS L.P.

                                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    General Partner

                                    By:/s/
                                    Ronald S. Rosenberg
                                    Chairman and Director
                                    (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                        DATE

/s/RONALD S. ROSENBERG              Chairman and Director                                        March 30, 2001
----------------------              (Principal Executive Officer)
Ronald S. Rosenberg

/s/FABIO SAVOLDELLI                 President and Director                                       March 30, 2001
-------------------
Fabio Savoldelli

/s/ STEVEN B. OLGIN                 Vice President, Chief Administrative Officer,                March 30, 2001
-----------------------             and Director
Steven B. Olgin

/s/ MICHAEL L. PUNGELLO             Vice President, Chief Financial Officer, and Treasurer       March 30, 2001
-----------------------             (Principal Financial and Accounting Officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of MLIP).

MERRILL LYNCH INVESTMENT            General Partner of Registrant                                March 30, 2001
   PARTNERS INC.

By: /s/ RONALD S. ROSENBERG
    -------------------------
      Ronald S. Rosenberg

                             ML GLOBAL HORIZONS L.P.

                                 2000 FORM 10-K

                                INDEX TO EXHIBITS

                    EXHIBIT

Exhibit 13.01       2000 Annual Report and Independent Auditors' Report