Form 10-Q
period 2001-03-31
ML GLOBAL HORIZONS LP
filed 2001-05-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                                 --------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,    December 31,
                                                                 2001           2000
                                                             (unaudited)
                                                             ------------   ------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                 $ 58,566,064   $ 57,347,041
    Net unrealized profit on open contracts                     3,674,665      5,045,369
Accrued interest                                                  232,501        300,644
                                                             ------------   ------------

            Total assets                                     $ 62,473,230   $ 62,693,054
                                                             ============   ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                            $    377,442   $    378,771
    Profit Shares payable                                       1,441,147        716,037
    Administrative fees payable                                    13,015         13,061
    Redemptions payable                                           937,500      1,304,385
    Incentive override payable                                    247,973             --
                                                             ------------   ------------

            Total liabilities                                   3,017,077      2,412,254
                                                             ------------   ------------

PARTNERS' CAPITAL:
   General Partner (3,722 and 3,722 Units)                        709,080        666,597
   Limited Partners (308,367 and 332,856 Units)                58,747,073     59,614,203
                                                             ------------   ------------

            Total partners' capital                            59,456,153     60,280,800
                                                             ------------   ------------

                TOTAL                                        $ 62,473,230   $ 62,693,054
                                                             ============   ============

NET ASSET VALUE PER UNIT

    (Based on 312,089 and 336,578 Units outstanding)         $     190.51   $     179.10
                                                             ============   ============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the three     For the three
                                                            months ended     months ended
                                                              March 31,        March 31,
                                                                2001             2000
                                                           --------------    --------------
REVENUES:
    Trading profit (loss):
        Realized                                           $    7,189,511    $       24,460
        Change in unrealized                                   (1,372,311)         (370,113)
                                                           --------------    --------------

            Total trading results                               5,817,200          (345,653)

    Interest income                                               723,380         1,087,534
                                                           --------------    --------------

            Total revenues                                      6,540,580           741,881
                                                           --------------    --------------

EXPENSES:
    Profit Shares                                               1,463,248            82,836
    Brokerage commissions                                       1,116,620         1,405,172
    Incentive override                                            247,973                --
    Administrative fees                                            38,504            48,454
                                                           --------------    --------------

            Total expenses                                      2,866,345         1,536,462
                                                           --------------    --------------

NET INCOME (LOSS)                                          $    3,674,235    $     (794,581)
                                                           ==============    ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                     327,058           459,512
                                                           ==============    ==============

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit           $        11.23    $        (1.73)
                                                           ==============    ==============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (unaudited)

                                              General        Limited
                               Units          Partner        Partners         Total
                           ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 1999             475,187    $  1,481,537    $ 77,655,640    $ 79,137,177

Net loss                             --          (1,933)       (792,648)       (794,581)

Redemptions                     (56,224)       (657,306)     (8,726,741)     (9,384,047)
                           ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2000                418,963    $    822,298    $ 68,136,251    $ 68,958,549
                           ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2000             336,578    $    666,597    $ 59,614,203    $ 60,280,800

Net income                           --          42,483       3,631,752       3,674,235

Redemptions                     (24,489)             --      (4,498,882)     (4,498,882)
                           ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2001                312,089    $    709,080    $ 58,747,073    $ 59,456,153
                           ============    ============    ============    ============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and March 31, 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

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

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

The General Partner, Merrill Lynch Investment Partners Inc., ("MLIP") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIP may urge Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of Advisor monitoring, with the market risk controls being applied by the Advisors themselves.

CREDIT RISK

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty non-performance is the net unrealized profit on open contracts, if any, included on the Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                    -----------------------------------------
                               Jan        Feb        Mar
                    -----------------------------------------
                     2000    $168.83    $168.54    $164.59
                    -----------------------------------------
                     2001    $180.39    $183.37    $190.51
                    -----------------------------------------

Performance Summary

January 1, 2001 to March 31, 2001

Trading in the interest rates market was profitable for the Partnership. Long positions in the Euro dollar resulted in gains. Euro dollars futures contracts rose dramatically as the U.S. economy weakened and the Federal Reserve cut interest rates. Japanese ten-year bond and Euro-bund cross futures trading was also profitable.

Currency trading was profitable as gains from short Japanese yen positions offset losses from the Euro and Australian dollar. The Euro corrected from a high near 96 cents back to the 90-cent level, resulting in losses for the Partnership's long positions.

Stock index trading was successful as gains were realized from the Partnership's short positions in the S&P 500, Nikkei 225 and DAX German Stock Indices.

Trading in agricultural commodities was profitable during the quarter. The sector continued to face weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels have kept these markets on the defensive. Short cotton positions were profitable as the market sank to a 15-year low on poor demand and a possible planting increase.

Metals trading was moderately profitable. Short silver trading profited as prices declined in a generally weak market. March proved to be a volatile trading month for gold, but in the end short positions realized gains as another attempted gold rally failed.

Trading in the energy sector was the only unprofitable strategy during the quarter. Natural gas prices pulled back in January after rallying the past few months. With low inventories and stagnant production priced into the market, warmer than normal weather became the dominant variable adversely affecting prices.

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

In currency trading, the Euro declined against the U.S. dollar as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Some other contributing factors to the decline of the Euro include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In Asia, the yen has been strong resulting in losses for the Partnership's short positions.

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

                         Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIP is a party.

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

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 2001.

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


                                      ML GLOBAL HORIZONS L.P.






                                      By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                  (General Partner)


Date: May 15, 2001                    By /s/ RONALD S. ROSENBERG
                                         -----------------------
                                         Ronald S. Rosenberg
                                         Chairman and Director


Date:  May 15, 2001                   By /s/ MICHAEL L. PUNGELLO
                                         -----------------------
                                         Michael L. Pungello
                                         Vice President, Chief Financial Officer
                                         and Treasurer