Form 10-Q
period 2001-06-30
ML GLOBAL HORIZONS LP
filed 2001-08-13
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2001
                                -------------

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

                      c/o MLIM Alternative Strategies LLC
               (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          PLAINSBORO, NEW JERSEY 08536
                          ----------------------------
                     (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                               ------------------
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,      December 31,
                                                                  2001            2000
                                                               (unaudited)
                                                              -------------   ------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and option premiums                                    $54,447,788   $57,347,041
    Net unrealized profit on open contracts                       1,629,237     5,045,369
Accrued interest                                                    162,101       300,644
                                                                -----------   -----------
            Total assets                                        $56,239,126   $62,693,054
                                                                ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Brokerage commissions payable                               $   339,486   $   378,771
    Profit Shares payable                                           401,309       716,037
    Administrative fees payable                                      11,706        13,061
    Redemptions payable                                           1,144,628     1,304,385
                                                                -----------   -----------
            Total liabilities                                     1,897,129     2,412,254
                                                                -----------   -----------
PARTNERS' CAPITAL:
   General Partner (3,722 and 3,722 Units)                          683,526       666,597
   Limited Partners (292,186 and 332,856 Units)                  53,658,471    59,614,203
                                                                -----------   -----------
            Total partners' capital                              54,341,997    60,280,800
                                                                -----------   -----------
                TOTAL                                           $56,239,126   $62,693,054
                                                                ===========   ===========
NET ASSET VALUE PER UNIT

    (Based on 295,908 and 336,578 Units outstanding)            $    183.64   $    179.10
                                                                ===========   ===========

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the three   For the three    For the six       For the six
                                                     months ended    months ended    months ended      months ended
                                                       June 30,         June 30,        June 30,         June 30,
                                                        2001             2000            2001              2000
                                                    -------------   -------------    ------------      ------------
REVENUES:
    Trading profit (loss):
        Realized                                     $  (130,736)     $ (832,425)     $ 7,058,775      $  (807,965)
        Change in unrealized                          (2,043,924)        231,792       (3,416,235)        (138,321)
                                                     -----------      ----------      -----------      -----------
            Total trading results                     (2,174,660)       (600,633)       3,642,540         (946,286)

    Interest income                                      525,461         984,016        1,248,841        2,071,550
                                                     -----------      ----------      -----------      -----------
            Total revenues                            (1,649,199)        383,383        4,891,381        1,125,264
                                                     -----------      ----------      -----------      -----------

EXPENSES:
    Profit Shares                                       (301,116)        (21,775)       1,162,132           61,061
    Brokerage commissions                              1,017,337       1,220,749        2,133,957        2,625,921
    Incentive override                                  (243,425)             --            4,548               --
    Administrative fees                                   35,081          42,095           73,585           90,549
                                                     -----------      ----------      -----------      -----------
            Total expenses                               507,877       1,241,069        3,374,222        2,777,531
                                                     -----------      ----------      -----------      -----------
NET INCOME (LOSS)                                    $(2,157,076)     $ (857,686)     $ 1,517,159      $(1,652,267)
                                                     ===========      ==========      ===========      ===========

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding            306,968         408,007          317,012          433,760
                                                     ===========      ==========      ===========      ===========
    Net income (loss) per weighted average
        General Partner and Limited Partner Unit     $     (7.03)     $    (2.10)     $      4.79      $     (3.81)
                                                     ===========      ==========      ===========      ===========


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                             General        Limited
                                  Units      Partner        Partners          Total
                                 -------    ----------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 1999              475,187    $1,481,537    $ 77,655,640    $ 79,137,177

Net loss                              --       (12,691)     (1,639,576)     (1,652,267)

Redemptions                      (82,621)     (657,306)    (13,059,143)    (13,716,449)
                                 -------    ----------    ------------    ------------
PARTNERS' CAPITAL,
  June 30, 2000                  392,566    $  811,540    $ 62,956,921    $ 63,768,461
                                 =======    ==========    ============    ============

PARTNERS' CAPITAL,
  December 31, 2000              336,578    $  666,597    $ 59,614,203    $ 60,280,800

Net income                            --        16,929       1,500,230       1,517,159

Redemptions                      (40,670)           --      (7,455,962)     (7,455,962)
                                 -------    ----------    ------------    ------------
PARTNERS' CAPITAL,
  June 30, 2001                  295,908    $  683,526    $ 53,658,471    $ 54,341,997
                                 =======    ==========    ============    ============


See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

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

The General Partner, MLIM Alternative Strategies LLC ("MLIM AS LLC")
(formerly Merrill Lynch Investment Partners, Inc.) has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net
Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Futues ("MLF") acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in the Statement of Financial Condition under Equity from commodity futures trading accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              MONTH-END NET ASSET VALUE PER UNIT

-------------------------------------------------------------
        Jan.     Feb.     Mar.    Apr.     May      Jun.
-------------------------------------------------------------
2000    $168.83  $168.54  $164.59 $162.97  $166.07  $162.44
-------------------------------------------------------------
2001    $180.39  $183.37  $190.51 $182.78  $181.49  $183.64
-------------------------------------------------------------

Performance Summary

JANUARY 1, 2001 TO JUNE 30, 2001
--------------------------------
January 1, 2001 to March 31, 2001

Trading in the interest rates market was profitable for the Partnership. Long positions in the Euro dollar resulted in gains. Euro dollar futures contracts rose dramatically as the U.S. economy weakened and the Federal Reserve cut interest rates. Japanese ten-year bond and Euro-bund cross futures trading was also profitable.

Currency trading was profitable as gains from short Japanese yen positions offset losses from the Euro and Australian dollar. The Euro fell from a high near 96 cents back to the 90-cent level, resulting in losses for the Partnership's long positions.

Stock index trading was profitable as gains were realized from the Partnership's short positions in the S&P 500, Nikkei 225 and DAX German Stock Indices.

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

April 1, 2001 to June 30, 2001

Profits were realized in agricultural commodities even though trading in general displayed a lackluster tone with few inflationary implications. Although demand for commodities has not been favorable, short cotton and corn positions and long soymeal and wheat positions were profitable.

Trading in the energy markets was profitable. Short natural gas positions accounted for most of the gains as prices declined over 60 percent form last year's peak. The sector as a whole faced downside pressure from the slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile, as China's silver exports were high due to poor domestic demand. Demand restraints and a lack of momentum weighed heavily on the sector.

Trading in the stock market indices was unprofitable as losses were sustained in the DAX German Stock Index, Nikkei 225 and S&P 500 positions.

Currency trading was unprofitable on losses from Euro and Japanese yen positions. The further weakening of the Euro and yen displayed how the world economy is not immune to the economic slowdown of the U.S. The markets remained concerned with the risk of a hard landing for the Japanese economy.

Trading in the interest rate markets was significantly unprofitable on losses from U.S. Treasury Bond, Euro Bond and three-month Euribor futures positions.

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

April 1, 2000 to June 30, 2000

Long natural gas positions proved to be profitable throughout the quarter, however crude oil faced whipsaw market conditions. Prices on crude oil declined early in the quarter in the wake of OPEC's March decision to increase production; however, prices later rose as the International Energy Agency reported the need for additional OPEC oil to prevent a shortage in inventory. In June, long positions of light crude oil resulted in profits despite OPEC's agreement to raise the production ceiling effective July 1. Prices sustained their levels because the market was looking for a larger production hike.

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

In metals trading, short aluminum positions were profitable early in the quarter but were outweighed by losses in the Partnership's gold positions. An Indonesian refinery indicated that it will return to operation this year, adding supply to the market. Gold prices ended higher for the month in reaction to the Federal Reserve leaving interest rates unchanged and a report that the South African Reserve Bank received a $500 million gold denominated loan. While other central banks are decreasing reserves, this positive message to the bullion market pushed up prices creating losses in short positions.

Stock index trading was unprofitable as losses were sustained in Nikkei 225 and S&P 500 positions early in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. However, Nikkei 225 trading showed gains at the end of the quarter as well as did the All Ordinaries and DAX indices.

Interest rate positions were unprofitable throughout the quarter. Losses were incurred from U.S. Treasury bond and Euro dollar trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. After the Federal Reserve raised interest rates 50 basis points, U.S. interest rates rallied due to a combination of lower stock prices and a perception that the Federal Reserve will be able to slow the economy. Since the most recent Fed funds and discount rate increase, the long bond has increased over 4 points or a decline of over 25 basis points in yield. U.S. bonds were unprofitable when bonds rallied during the June both after a higher than expected unemployment report and on a lack of interest rate action by the Federal Reserve.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.    Changes in Securities and Use of Proceeds

                 (a) None.
                 (b) None.
                 (c) None.
                 (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

           All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.    Exhibits and Reports on Form 8-K

             (a)  EXHIBITS

             There are no exhibits required to be filed as part of this report.

             (b)  REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed during the first six months of fiscal 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ML GLOBAL HORIZONS L.P.







                                           By: MLIM ALTERNATIVE STRATEGIES LLC
                                               (formerly Merrill Lynch
                                               Investment Partners, Inc.)
                                                    (General Partner)






Date: August 13, 2001                      By /s/ FABIO SAVOLDELLI
                                              --------------------
                                              Fabio Savoldelli
                                              Chairman, Chief Executive Officer
                                              and Manager




Date:  August 13, 2001                     By /s/ MICHAEL L. PUNGELLO
                                              -----------------------
                                              Michael L. Pungello
                                              Vice President, Chief Financial
                                              Officer and Treasurer