Form 10-Q
period 2001-09-30
ML GLOBAL HORIZONS LP
filed 2001-11-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                                 ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------   ----------

Commission File Number 0-23240

                             ML GLOBAL HORIZONS L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                   13-3716393
-------------------------------            ----------------------------------
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

                                  609-282-6996
                       ------------------------------------
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

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                        STATEMENTS OF FINANCIAL CONDITION

                                                       SEPTEMBER 30,          DECEMBER 31,
                                                            2001                 2000
                                                        (UNAUDITED)
                                                       ------------           -----------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                           $53,050,577            $57,347,041
    Net unrealized profit on open contracts              3,295,415              5,045,369
Accrued interest                                           142,724                300,644
                                                       -----------            -----------

            Total assets                               $56,488,716            $62,693,054
                                                       ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                      $   341,288            $   378,771
    Profit Shares payable                                  819,690                716,037
    Incentive override payable                              79,103                   --
    Administrative fees payable                             11,768                 13,061
    Redemptions payable                                    718,279              1,304,385
                                                       -----------            -----------

            Total liabilities                            1,970,128              2,412,254
                                                       -----------            -----------

PARTNERS' CAPITAL:
   General Partner (3,722 and 3,722 Units)                 704,271                666,597
   Limited Partners (284,403 and 332,856 Units)         53,814,317             59,614,203
                                                       -----------            -----------

            Total partners' capital                     54,518,588             60,280,800
                                                       -----------            -----------

                TOTAL                                  $56,488,716            $62,693,054
                                                       ===========            ===========

NET ASSET VALUE PER UNIT

    (Based on 288,125 and 336,578 Units outstanding)   $    189.22            $    179.10
                                                       ===========            ===========

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE  FOR THE THREE  FOR THE NINE   FOR THE NINE
                                                                 MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                      2001          2000           2001           2000
                                                                  -----------   -----------    -----------    -----------
REVENUES:
    Trading profit (loss):
        Realized                                                  $ 1,035,699   $  (614,230)   $ 8,094,474    $(1,422,195)
        Change in unrealized                                        1,666,168        73,737     (1,750,067)       (64,584)
                                                                  -----------   -----------    -----------    -----------

            Total trading results                                   2,701,867      (540,493)     6,344,407     (1,486,779)

    Interest income                                                   464,886       964,377      1,713,727      3,035,927
                                                                  -----------   -----------    -----------    -----------

            Total revenues                                          3,166,753       423,884      8,058,134      1,549,148
                                                                  -----------   -----------    -----------    -----------

EXPENSES:
    Profit Shares                                                     434,937        54,007      1,597,069        115,068
    Brokerage commissions                                             997,900     1,134,578      3,131,857      3,760,499
    Incentive override                                                 79,104          --           83,652           --
    Administrative fees                                                34,410        39,124        107,995        129,673
                                                                  -----------   -----------    -----------    -----------

            Total expenses                                          1,546,351     1,227,709      4,920,573      4,005,240
                                                                  -----------   -----------    -----------    -----------

NET INCOME (LOSS)                                                 $ 1,620,402   $  (803,825)   $ 3,137,561    $(2,456,092)
                                                                  ===========   ===========    ===========    ===========

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                         293,879       384,187        309,302        417,235
                                                                  ===========   ===========    ===========    ===========

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit                  $      5.51   $     (2.09)   $     10.14    $     (5.89)
                                                                  ===========   ===========    ===========    ===========


     See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)


                                                                                   GENERAL        LIMITED
                                                                     UNITS         PARTNER        PARTNERS           TOTAL
                                                                 ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 1999                                                   475,187    $  1,481,537    $ 77,655,640    $ 79,137,177

Net loss                                                                 --           (23,364)     (2,432,728)     (2,456,092)

Redemptions                                                          (108,520)       (657,306)    (17,245,657)    (17,902,963)
                                                                 ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  September 30, 2000                                                  366,667    $    800,867    $ 57,977,255    $ 58,778,122
                                                                 ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2000                                                   336,578    $    666,597    $ 59,614,203    $ 60,280,800

Net income                                                               --            37,674       3,099,887       3,137,561

Redemptions                                                           (48,453)           --        (8,899,773)     (8,899,773)
                                                                 ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  September 30, 2001                                                  288,125    $    704,271    $ 53,814,317    $ 54,518,588
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

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership, which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

        JAN.     FEB.     MAR.    APR.     MAY      JUN.     JUL.    AUG.     SEP.
2000    $168.83  $168.54  $164.59 $162.97  $166.07  $162.44  $161.84 $162.80  $160.30
2001    $180.39  $183.37  $190.51 $182.78  $181.49  $183.64  $181.61 $182.38  $189.22

Performance Summary

January 1, 2001 to September 30, 2001
--------------------------------------

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

Trading in the energy markets was profitable. Short natural gas positions accounted for most of the gains as prices declined over 60 percent from last year's peak. The sector as a whole faced downside pressure from the slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged.

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

Currency trading was unprofitable on losses from Euro and Japanese yen positions. The further weakening of the Euro and Japanese yen displayed how the world economy is not immune to the economic slowdown of the U.S. The markets remained concerned with the risk of a hard landing for the Japanese economy.

Trading in the interest rate markets was significantly unprofitable on losses from U.S. Treasury Bond, Euro Bond and three-month Euribor futures positions.

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Euro dollar positions. These gains more than offset losses on U.S. Treasury and Japanese 10-year bonds.

Stock index trading was also successful as the Partnership's various short positions were profitable. Major indices in the world markets fell as corporate earnings, in general, were poor and the global economic slump would worsen as a result of the terrorist attacks.

Metals trading was profitable throughout the quarter. Positions in aluminum, copper, silver and nickel produced profits. Long gold positions were profitable as investors flocked to gold for safety in the aftermath of the terrorist attacks.

Trading in the energy sector was moderately unsuccessful. The sector continued to face downside pressure as in the prior months. Natural gas prices fell as the heat wave in the Northeast dissipated. Oil prices sank, as traders feared the attacks would not only cripple the airline industry (a major consumer of oil), but would also trigger a global economic recession, cutting the demand for oil.

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and soy positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Japanese yen, Canadian dollar and Swiss franc positions early on. However, in September, long Swiss franc positions appreciated versus the US dollar as investors were attracted to Switzerland's neutral status and concerns over the negative economic implications from the September 11 terrorist attacks.

January 1, 2000 to September 30, 2000
--------------------------------------

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

In currency trading, the Euro declined against the U.S. dollar as officials from the Group of Seven met and failed to express concern about the low levels of the European currency. Some other contributing factors to the decline of the Euro include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In Asia, the Japanese yen has been strong resulting in losses for the Partnership's short positions.

During the quarter, profitable positions in the MIB 30 (Milan) and Hang Seng Indices were outweighed by losses in CAC 40 Euro futures and the FTSE Financial Times Stock Index. Long MIB Index futures positions were profitable as private consumption and improved labor flexibility are supporting growth in Italy. Volatile market conditions led to unprofitable positions in the S&P 500 and the FTSE - Financial Times Stock Index.

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

Currency trading for the quarter was profitable as gains from Euro futures outweighed losses from positions in Japanese yen. Currencies suffered when the Japanese yen appreciated against the U.S. dollar due to speculation that the Japanese government was considering a stimulus package after the G8 summit in late July. The Japanese yen was firmer in June due to capital data spending which indicated strong first-quarter growth and signals that an end is near to Japan's 16-month old zero interest rate policy.

Agriculture trading was unprofitable for the quarter as losses in soybean positions were greater than gains in short corn and long sugar positions. Long soybean positions were unprofitable as weather and soil conditions appear favorable for an abundance of supply. Weather conditions exerted pressure on the market in anticipation of a large yield during harvest and corn prices were down for most of the month. A report from Brazil stated that due to unfavorable weather conditions that prevailed last year, there will be a significant drop in the 2000/01 sugar production, which contributed to the rise in sugar prices for the month.

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

Interest rate positions were unprofitable throughout the quarter. Losses were incurred from U.S. Treasury bond and Euro dollar trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. After the Federal Reserve raised interest rates 50 basis points, U.S. interest rates rallied due to a combination of lower stock prices and a perception that the Federal Reserve will be able to slow the economy. Since the most recent Feds funds and discount rate increase, the long bond has increased over 4 points or a decline of over 25 basis points in yield. U.S. bonds were unprofitable when bonds rallied during the June both after a higher than expected unemployment report and on a lack of interest rate action by the Federal Reserve.

July 1, 2000 to September 30, 2000

Trading in the currencies markets was profitable for the Partnership during the quarter. Gains made early in the quarter from short Japanese yen positions were a result of a weaker yen against the U.S. dollar on anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro fell to a record low in September despite stronger than expected European data and the success of the German tax reform package. European economic conditions remain positive, and the moderation in U.S. activity already suggests that the U.S. is unlikely to surprise on the upside in coming quarters, indicating potential strength in the Euro.

Long sugar positions, as well as short wheat positions, resulted in gains for the agriculture sector. Short wheat trading proved beneficial as drought warnings issued by the U.S. National Weather Service in the early spring proved to be almost entirely without merit. Sufficient rains produced favorable growing conditions causing lower wheat prices. Sugar positions were mixed in September, ultimately resulting in losses. Brazil, the world's largest sugar producer, has reduced output and the Asian post-crisis recovery has improved demand, resulting in a supply/demand imbalance.

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

Interest rate trading was unprofitable for the Partnership during the quarter. Losses were incurred from Japanese 10-year bond as well as Japanese yen and Euro market trading.

The Partnership sustained losses from energy positions as a result of long crude oil and natural gas positions. By August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking production capacity, limited prospects for non-OPEC supply growth and OPEC's key country's desire for a higher average price. By quarter end, crude oil faced whipsaw market conditions. The commodity reached new highs mid-month in the wake of comments from Venezuela's oil minister that OPEC would not likely change its production target until their November meeting. However, President Clinton's September 22 authorization of a 30 million barrel release of oil from the Strategic Petroleum Reserve sent prices lower by month end.

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

            (a) None.
            (b) None.
            (c) None.
            (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

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

             (b)  REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

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


                          ML GLOBAL HORIZONS L.P.



                          By: MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners, Inc.) (General Partner)




Date: November 15, 2001   By /s/ FABIO P. SAVOLDELLI
                             -----------------------
                             Fabio P. Savoldelli
                             Chairman, Chief Executive Officer
                             and Manager




Date:  November 15, 2001  By /s/ MICHAEL L. PUNGELLO
                             -----------------------
                             Michael L. Pungello
                             Vice President, Chief Financial Officer
                             and Treasurer