Form 10-K405
period 2001-12-31
ML GLOBAL HORIZONS LP
filed 2002-03-28
CIK 904918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or

                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-23240

                             ML GLOBAL HORIZONS L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                             13-3716393
 --------------------------------------     ------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                       C/O MLIM ALTERNATIVE STRATEGIES LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY, 08536
                    (Address of principal executive offices)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 2002, limited partnership units with an aggregate value of $49,144,948 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2001 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2001, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                             ML GLOBAL HORIZONS L.P.

                       ANNUAL REPORT FOR 2001 ON FORM 10-K

                                TABLE OF CONTENTS


                            PART I                                     PAGE

Item 1.   Business                                                       1

Item 2.   Properties                                                     5

Item 3.   Legal Proceedings                                              5

Item 4.   Submission of Matters to a Vote of Security Holders            5


                            PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                            6

Item 6.   Selected Financial Data                                        6

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                             12

Item 8.   Financial Statements and Supplementary Data                   16

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           16


                            PART III

Item 10.  Directors and Executive Officers of the Registrant            17

Item 11.  Executive Compensation                                        18

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                         18

Item 13.  Certain Relationships and Related Transactions                18


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                           20

                                     PART I

ITEM 1:  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS:

          ML Global Horizons L.P. (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Fund trades in the international futures and forward markets under the direction of multiple independent advisors (the "Advisors") applying proprietary strategies. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

          MLIM Alternative Strategies LLC ("MLIM AS LLC"), formerly Merrill Lynch Investment Partners Inc. ("MLIP"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Fund. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), the successor to Merrill Lynch Futures, Inc. ("MLF") by merger, is the Fund's commodity broker.

          Effective May 31, 2001, MLIP converted to a Delaware limited liability company and changed its name. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate MLIM in a tax-free reorganization. All of the officers of MLIP at the time continued with their former roles with MLIM AS LLC. The changes had no impact on the Fund's investors. Effective November 2, 2001, MLF merged into its affiliate, MLPF&S, a wholly owned subsidiary of Merrill Lynch. MLPF&S became the successor party to the agreements between MLF and the Fund. The terms of the agreements remained unchanged and the merger had no effect on the terms on which the Fund's transactions were executed.

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

          As of December 31, 2001, the capitalization of the Fund was $51,773,460, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $185.92.

          Through December 31, 2001, the highest month-end Net Asset Value per Unit was $199.09 (October 31, 2001) and the lowest $97.36 (February 28, 1994).

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

          The Fund's assets are allocated and reallocated by MLIM AS LLC to the trading management of independent Advisors applying proprietary strategies in numerous markets.

          MLIM AS LLC may, from time to time, direct certain individual Advisors to manage their Fund accounts as if they were managing more equity than the actual capital allocated to them.

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

          USE OF PROCEEDS AND INTEREST INCOME

          SUBSCRIPTION PROCEEDS.

          MLIM AS LLC pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Fund and available for use in its speculative trading. In such trading, the Fund's assets are used as security for and to pay the Fund's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Fund. While being used for this purpose, the Fund's assets are also generally available to earn interest, as more fully described below. The Fund's last offering of Units was through March 31, 1998, for trading effective April 1, 1998.

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

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time, as well as over time.

          CUSTODY OF ASSETS.

          All of the Fund's assets are currently held in customer accounts at Merrill Lynch.

          INTEREST PAID BY MERRILL LYNCH ON THE FUND'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS

          The Fund's U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

          Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar denominated positions.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 2001, 2000 and 1999.

                                      2001                         2000                       1999
                      ------------------------------------------------------------------------------------------
                                           % OF AVERAGE                % OF AVERAGE                % OF AVERAGE
                                DOLLAR     MONTH-END         DOLLAR    MONTH-END         DOLLAR    MONTH-END
CHARGES                         AMOUNT     NET ASSETS        AMOUNT    NET ASSETS        AMOUNT    NET ASSETS
----------------------------------------------------------------------------------------------------------------
Brokerage Commissions      $  4,136,863     7.43%        $  4,862,392     7.44%      $  6,790,464     7.43%
Administrative Fee              142,650     0.26%             167,669     0.26%           234,154     0.26%
Profit Shares                 1,511,234     2.72%             837,948     1.28%           670,277     0.73%
Incentive Override               10,771     0.02%                --       0.00%             5,555     0.01%
                           --------------------------------------------------------------------------------
Total                      $  5,801,518    10.43%        $  5,868,009     8.98%      $  7,700,450     8.43%
                           ================================================================================

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets maintained at MLPF&S.

          The Fund's average month-end Net Assets during 2001, 2000 and 1999 equaled $55,652,433, $65,365,539 and $91,419,778, respectively.

          During 2001, 2000 and 1999, the Fund earned $1,987,808, $3,939,708,and
$4,451,948, respectively, in interest income, or approximately 3.57%, 6.03% and 4.87%, of the Fund's average month-end Net Assets.

          The Fund pays brokerage commissions to MLPF&S at a flat monthly rate of .6041 of 1% (a 7.25% annual rate) of the Fund's month-end assets. The Fund pays MLIM AS LLC a monthly administrative fee of .021 of 1% (a 0.25% annual rate) of the Fund's month-end assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                         NATURE OF PAYMENT                              AMOUNT OF PAYMENT
---------                         -----------------                              -----------------
MLPF&S                          Brokerage Commissions                   A flat-rate monthly commission of 0.6041
                                                                        of 1% of the Fund's month-end assets (a
                                                                        7.25% annual rate).

                                                                        During 2001, 2000 and 1999, the
                                                                        round-turn (each purchase and sale or
                                                                        sale and purchase of a single futures
                                                                        contract) equivalent rates of the Fund's
                                                                        flat-rate Brokerage Commissions was
                                                                        approximately $88, $128 and $106,
                                                                        respectively.

MLPF&S                          Use of Fund assets                      Merrill Lynch may derive certain
                                                                        economic benefit from the deposit of
                                                                        certain of the Fund's U.S. dollar assets
                                                                        in accounts maintained at MLPF&S.

MLIM AS LLC                     Administrative Fees                     The Fund pays MLIM AS LLC a monthly
                                                                        Administrative Fee equal to .021 of
                                                                        1% of the Fund's month-end assets (0.25%
                                                                        annually). MLIM AS LLC pays all of the
                                                                        Fund's routine administrative costs.

Other Counterparties            Bid-ask spreads                         Bid-ask spreads on forward and related
                                                                        trades.

MLIM AS LLC                     Annual Incentive Overrides              Paid by the Fund as a whole on an annual
                                                                        basis and by reduction of the Net Asset
                                                                        Value of Units when redeemed. The
                                                                        Incentive Override equals 10% of any Net
                                                                        New Gain (as defined). Units may
                                                                        generate Net New Gain and be subject to
                                                                        paying an Incentive Override even though
                                                                        the Net Asset Value per Unit has
                                                                        declined below the purchase price of
                                                                        such Units.

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

Advisors                        Consulting fees                         MLPF&S pays the Advisors annual
                                                                        Consulting Fees generally ranging up to
                                                                        2% of the Fund's average month-end
                                                                        assets allocated to them for management,
                                                                        after reduction for a portion of the
                                                                        brokerage commissions.

MLPF&S;                         Extraordinary expenses                  Actual costs incurred; none paid to
Others                                                                  date.

          REGULATION

          MLIM AS LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

          (i) through (xii)-- not applicable.

          (xiii) The Fund has no employees.

     (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

          The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund's revenues derived from customers in foreign countries. However, the Fund trades, from the United States, on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

ITEM 2:    PROPERTIES

          The Fund does not use any physical properties in the conduct of its business.

          The Fund's only place of business is the place of business of MLIM AS LLC, Princeton Corporate Campus, 800 Scudders Mill Road-Section 2G, Plainsboro, New Jersey 08536. MLIM AS LLC performs all administrative services for the Fund from MLIM AS LLC's offices.

ITEM 3:    LEGAL PROCEEDINGS

          Merrill Lynch -- a partner of MLIM, which is the sole member of MLIM AS LLC -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM AS LLC or the Fund.

          MLIM AS LLC itself has never been the subject of any material litigation.

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

     (b)  HOLDERS:

          As of December 31, 2001, there were 1,903 holders of Units, including MLIM AS LLC.

     (c)  DIVIDENDS:

          The Fund has made no distributions since trading commenced, nor does MLIM AS LLC presently intend to make any distributions in the future.

     Item 5(b)

     Not applicable.


ITEM 6:    SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Fund:

                                   FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                      ENDED           ENDED           ENDED            ENDED           ENDED
                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
INCOME STATEMENT DATA                 2001             2000            1999            1998             1997
-----------------------------------------------------------------------------------------------------------------
Revenues:

Trading profit (loss)
     Realized                   $   9,573,592    $   1,325,278   $   8,710,125    $  17,962,463    $   6,111,341
     Change in Unrealized          (3,522,456)       4,703,837      (3,604,366)      (4,718,157)       6,329,441
                                ---------------------------------------------------------------------------------
        Total Trading Results       6,051,136        6,029,115       5,105,759       13,244,306       12,440,782
                                ---------------------------------------------------------------------------------

Interest Income                     1,987,808        3,939,708       4,451,948        6,051,782        5,278,840
                                ---------------------------------------------------------------------------------

     Total Revenues                 8,038,944        9,968,823       9,557,707       19,296,088       17,719,622
                                ---------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions          4,136,863        4,862,392       6,790,464        8,970,371        7,727,226
     Profit Shares                  1,511,234          837,948         670,277        3,920,850        1,666,616
     Administrative Fees              142,650          167,669         234,154          309,323          266,456
     Incentive Override                10,771             --             5,555          153,883          289,162
                                ---------------------------------------------------------------------------------
     Total Expenses                 5,801,518        5,868,009       7,700,450       13,354,427        9,949,460
                                ---------------------------------------------------------------------------------
Net Income                      $   2,237,426    $   4,100,814   $   1,857,257    $   5,941,661    $   7,770,162
                                =================================================================================

BALANCE SHEET DATA         DECEMBER 31, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998  DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value       $     51,773,460   $     60,280,800   $     79,137,177   $    104,435,611   $    134,044,365
Net Asset Value per Unit   $         185.92   $         179.10   $         166.54   $         163.42   $         153.86
                           =============================================================================================

                           --------------------------

------------------------------------------------------------------------------------------------------------------------------
                                          MONTH-END NET ASSET VALUE PER INITIAL UNIT
------------------------------------------------------------------------------------------------------------------------------
         Jan.      Feb.      Mar.      Apr.      May       June      July      Aug.     Sept.      Oct.      Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------
1997   $ 146.53  $ 151.84  $ 152.92  $ 149.41  $ 146.53  $ 146.46  $ 155.70  $ 148.90  $ 149.80  $ 147.06  $ 148.57  $ 153.86
------------------------------------------------------------------------------------------------------------------------------
1998   $ 154.11  $ 155.99  $ 156.90  $ 148.38  $ 148.82  $ 148.13  $ 146.66  $ 154.13  $ 157.43  $ 159.62  $ 162.62  $ 163.42
------------------------------------------------------------------------------------------------------------------------------
1999   $ 162.48  $ 163.98  $ 164.50  $ 167.59  $ 166.73  $ 169.02  $ 169.11  $ 168.78  $ 167.51  $ 161.64  $ 165.99  $ 166.54
------------------------------------------------------------------------------------------------------------------------------
2000   $ 168.83  $ 168.54  $ 164.59  $ 162.97  $ 166.07  $ 162.44  $ 161.84  $ 162.80  $ 160.30  $ 160.21  $ 169.32  $ 179.10
------------------------------------------------------------------------------------------------------------------------------
2001   $ 180.39  $ 183.37  $ 190.51  $ 182.78  $ 181.49  $ 183.64  $ 181.61  $ 182.38  $ 189.22  $ 199.09  $ 184.90  $ 185.92
------------------------------------------------------------------------------------------------------------------------------

                             ML GLOBAL HORIZONS L.P.
                                DECEMBER 31, 2001

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 4, 1994
                      AGGREGATE SUBSCRIPTIONS: $174,343,595
                       CURRENT CAPITALIZATION: $51,773,460
                    WORST MONTHLY DRAWDOWN(2): (7.13)% (11/01)
                WORST PEAK-TO-VALLEY DRAWDOWN(3): (7.13)% (11/01)

                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2001: $185.92

--------------------------------------------------------------------------
                         MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------
Month                2001        2000        1999        1998        1997
--------------------------------------------------------------------------
January              0.72%       1.38%      (0.58)%      0.16%       2.50%
--------------------------------------------------------------------------
February             1.65       (0.17)       0.92        1.22        3.62
--------------------------------------------------------------------------
March                3.90       (2.34)       0.32        0.58        0.71
--------------------------------------------------------------------------
April               (4.06)      (0.99)       1.88       (5.43)      (2.30)
--------------------------------------------------------------------------
May                 (0.71)       1.91       (0.51)       0.30       (1.93)
--------------------------------------------------------------------------
June                 1.19       (2.19)       1.37       (0.46)      (0.05)
--------------------------------------------------------------------------
July                (1.11)      (0.37)       0.05       (0.99)       6.31
--------------------------------------------------------------------------
August               0.42        0.59       (0.20)       5.09       (4.37)
--------------------------------------------------------------------------
September            3.75       (1.53)      (0.75)       2.14        0.60
--------------------------------------------------------------------------
October              5.22       (0.06)      (3.50)       1.39       (1.83)
--------------------------------------------------------------------------
November            (7.13)       5.69        2.69        1.88        1.03
--------------------------------------------------------------------------
December             0.55        5.77        0.33        0.49        3.56
--------------------------------------------------------------------------
Compound Annual      3.81%       7.54%       1.91%       6.22%       7.61%
Rate of Return
--------------------------------------------------------------------------

          (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Fund currently allocates more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Fund has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Fund; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1997 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equalled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           OPERATIONAL OVERVIEW; ADVISOR SELECTIONS

          The Fund's results of operations depend on MLIM AS LLC's ability to select Advisors and the Advisors' ability to trade profitably. MLIM AS LLC's selection procedures, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Fund's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Fund's past performance is not necessarily indicative of its future results.

          MLIM AS LLC's decision to terminate or reallocate assets among Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIM AS LLC's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIM AS LLC's principals is an important factor in its allocation decisions.

          MLIM AS LLC has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. In particular, MLIM AS LLC has to date made significantly fewer reallocations of trading assets and adjustments in the Advisor combinations for the Fund than in the case of many of MLIM AS LLC's multi-advisor funds. However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

     RESULTS OF OPERATIONS

          GENERAL.

          MLIM AS LLC believes that selected advisor futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

          Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Advisors are affected differently by trending markets as well as by particular types of trends.

          MLIM AS LLC attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLPF&S. MLPF&S acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

          MLIM AS LLC attempts to control the market risk inherent in the Fund's trading by MLIM AS LLC's selected advisor strategy and Advisor selections. MLIM AS LLC reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIM AS LLC determines as being excessively concentrated in a limited number of markets -- in which case MLIM AS LLC may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

          MLIM AS LLC may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIM AS LLC has not done so to date and does not presently intend to do so.

     PERFORMANCE SUMMARY

     2001

                                           TOTAL TRADING
                                                 RESULTS
 Interest Rates                             $ 5,442,961
 Stock Indices                                1,721,439
 Agriculture                                   (274,339)
 Currencies                                    (567,009)
 Energy                                        (105,739)
 Metals                                        (166,178)
                                      ------------------
                                            $ 6,051,135
                                      ==================

          The Fund's overall trading strategy was successful. Gains realized in the interest rates and stock indices sectors more than offset other losses.

          Trading in the interest rates markets was the most profitable strategy for the Fund. Eurodollar futures contracts rose dramatically early in the year as the U. S. economy weakened and the Federal Reserve cut interest rates. The announcement by the U.S. Treasury in October to cease issuing 30 year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve. The global fixed income market rally fizzled in November, returning to pre-September 11 levels.

          Stock index trading was also profitable. Short positions in the S&P 500 and Nikkei 225 indices were produced gains early in the year. Various short positions also were successful as major indices in the world markets fell as corporate earnings were poor and the global economic slump could worsen as a result of the September 11 attacks. By year end, positive reports on the U.S. economy and growing optimism for a brighter 2002 caused stock markets to rally.

          Losses were realized in the energy markets. Natural gas prices pulled back in January on low inventories and stagnant production. The sector as a whole faced downside pressure from the slowing global economy and OPEC's decision to leave production levels unchanged. Oil prices sank as traders feared the September 11 attacks would cripple the airline industry. By year-end, OPEC and non-OPEC countries agreed to limit production, causing a sharp reversal in the year long downward trend, resulting in losses in short positions.

          Metals trading resulted in losses for the Fund. Demand restraints and a lack of momentum were the overall theme for the year. Weakness in the Euro, a decline in the Australian dollar to an all time low and producer and central bank selling sent gold prices lower. Long gold positions were profitable as investors flocked to safety following the terrorists attacks.

          Trading in the agricultural commodities sector was unprofitable. Gains were realized early in the year on short cotton positions as the market sank to a 15-year low on poor demand and a possible planting increase. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Cattle fell to a one year low on demand concerns.

          Currency trading was unprofitable. The Euro fell from a high near 96 cents in the first quarter back to the 90 cent level, causing losses in long positions. The weakening of the Euro and Japanese yen displayed how the world economy was not immune to the economic slowdown of the U.S. Post September 11 trading had long Swiss franc positions appreciating versus the U.S. dollars as investors were attracted to Switzerland's neutral status.

     2000

                              TOTAL TRADING
                                RESULTS
Interest Rates          $          2,464,097
Stock Indices                     (2,254,151)
Agriculture                          151,043
Currencies                         3,947,684
Energy                             2,081,146
Metals                              (360,704)
                        --------------------
                        $          6,029,115
                        ====================

          The Fund's overall trading strategy was profitable in 2000. Trading in the currency, interest rate, energy and agriculture markets was successful, while losses were realized in the stock indices and metal markets. The majority of the Fund's profits were realized in November and December.

          Currency trading started slowly but was profitable by year-end. The Euro declined against the U.S. dollar after officials from the Group of Seven met and failed to express concern about its low levels. Other factors for its decline include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In the second quarter, currencies suffered overall when the Japanese yen appreciated against the U.S. dollar due to speculation that the Japanese government was considering a stimulus package after the G-8 summit in July. In September, short Japanese yen positions were profitable as the Japanese yen weakened against the U.S. dollar on anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro fell to a record low despite stronger than expected European data and the success of the German tax reform package. Short positions in the Canadian dollar were profitable despite weakening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada. Euro and Japanese yen trading was profitable in December.

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

          Energy trading was successful for the year. Long crude oil and unleaded gas positions realized gains early in the year despite the possibility of OPEC increasing crude oil production. Such a hike would still leave oil inventories at levels much below normal. Prices continued to rise in the second quarter as the International Energy Agency reported the need for additional oil to prevent an inventory shortage. By August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking production capacity, limited prospects of non-OPEC supply growth and OPEC's key countries' desire for a higher average price. Fears of supply shortages pushed prices higher as December saw colder temperatures than last year.

          Agriculture commodity trading resulted in modest gains for the year. Losses were realized in the first quarter on short corn positions due to dry conditions in Argentina, pushing corn prices higher. Long sugar positions were profitable mid-year on a report from Brazil stating unfavorable weather conditions will lead to a significant drop in 2000/2001 sugar production. Agricultural trading resulted in gains in November as imbalance in supply versus demand has caused weakness in the markets.

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

          Trading in the stock index markets was the most unprofitable strategy for the Fund. Volatile market conditions led to unprofitable positions in the S&P 500 and the FTSE - Financial Times index - early in the year. Signs of rising inflation led to losses in Nikkei 225 and S&P 500 positions on concerns the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. The S&P 500 finished September lower as buyers retreated due to fears of an economic slowdown. The year closed with losses from DAX German Stock Index and Hang Seng trading.

     1999

                                       TOTAL TRADING
                                          RESULTS
Interest Rates                 $           390,642
Stock Indices                             (598,587)
Agriculture                              2,153,572
Currencies                                  96,120
Energy                                   4,089,862
Metals                                  (1,025,850)
                               -------------------
                               $         5,105,759
                               ===================

          The Fund finished 1999 with gains in energy, agriculture, interest rate and currency trading and losses in metals and stock index trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices. The major surprise in the oil market in 1999 was OPEC's high level of self-discipline, resulting in crude oil rallies throughout the year. Interest rate trading was also profitable for the Fund as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year.

          Energy trading produced the largest gains during 1999. The Fund profited from heating oil, crude oil and unleaded gas. Short positions in heating oil proved most profitable for the Fund in the first quarter of the year as prices dropped to their lowest levels in more than a decade. Gains in crude oil and unleaded gas outweighed losses in natural gas trading as the focus attention in the natural gas markets declined since the end of winter. The remainder of the year saw the Fund profit from long positions in crude oil, gasoil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day and this resulted in higher prices for crude. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten-year highs.

          Trading in agricultural commodities was profitable overall for the Fund in 1999. During the first half of the year gains in coffee, cocoa and live cattle positions outweighed losses in corn and live hogs. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances and unpredictable weather throughout the world. The second half of the year produced gains through cocoa and corn positions, which offset losses in coffee, live hogs and soybean. The anticipation of a supply/demand imbalance for coffee from an expected 2000-2001 bumper crop in Brazil pushed prices lower. These losses were outweighed by short positions in corn and cocoa as excess supply had speculators selling heavily into the market throughout the fourth quarter.

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

          Currency trading produced modest gains during 1999 for the Fund. The first half of the year saw profitable positions in the Japanese yen and Euro trading, which slightly outweighed losses in the British pound and short positions in the Australian dollar. The Australian dollar has been feeling the pinch of commodity price weakness for a few years but rallied back since its low in August of 1998. The second half of the year produced mixed results, as profitable trading in the Japanese yen were offset by losses in Euro currency trading and the British pound. Long Japanese yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the second half of the year. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

          Stock index trading was unprofitable throughout the majority of the year for the Fund as losses in the Hang Seng, Nikkei 255, S&P 500 and CAC 40 offset slight gains in the DAX and FTSE 100. Stock indices continued their volatile swings throughout the year as the Dow Jones Industrial Average closed above the 10,000 and 11,000 marks during the year. Positions in the S&P 500, Nikkei 225 and Hang Seng during second half of the year resulted in losses as the markets volatility made the trading environment extremely difficult.

          Metals trading generated the largest losses for the Fund in 1999 as losses in copper, nickel and silver offset gains in aluminum and gold. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. The Fund held long positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

     VARIABLES AFFECTING PERFORMANCE

          The principal variables which determine the net performance of the Fund are gross profitability and interest income.

          During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed income investments.

          The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets allocated to trading. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets (allocated to trading or total) are the Profit Shares payable to the

Advisors on an Advisor-by-Advisor basis and the Incentive Override. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

INTRODUCTION

          PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal years 2001 and 2000. During the fiscal year 2001, the Fund's average capitalization was approximately $55,652,433. During the fiscal year 2000, the Fund's average capitalization was approximately $65,365,539.

                                       DECEMBER 31, 2001
                                       -----------------
                       AVERAGE     % OF AVERAGE   HIGHEST VALUE     LOWEST VALUE
MARKET SECTOR      VALUE AT RISK  CAPITALIZATION     AT RISK           AT RISK
-------------      -------------  --------------  -------------   --------------
Interest Rates     $  1,312,352        2.36%     $  1,971,774     $    719,448
Currencies            1,971,992        3.54%        2,510,890        1,230,825
Stock Indices           361,743        0.65%          691,360          248,503
Metals                  768,283        1.38%        1,191,400          248,450
Agriculture             776,016        1.39%        1,464,090          164,650
Energy                  293,830        0.53%          542,740          120,000
                   ------------  -----------     ------------     ------------
TOTAL              $  5,484,216        9.85%     $  8,372,254     $  2,731,876
                   ============  ===========     ============     ============

                                       DECEMBER 31, 2000
                                       -----------------
                       AVERAGE     % OF AVERAGE   HIGHEST VALUE     LOWEST VALUE
MARKET SECTOR      VALUE AT RISK  CAPITALIZATION     AT RISK           AT RISK
-------------      -------------  --------------  -------------   --------------
Interest Rates     $  1,244,405        1.90%     $  1,716,588     $    926,521
Currencies            1,755,798        2.69%        2,239,566        1,355,039
Stock Indices           437,529        0.67%          582,248          261,424
Metals                  589,009        0.90%          733,295          473,269
Agriculture             397,396        0.61%          563,728          173,326
Energy                  576,088        0.88%          637,450          506,920
                   ------------  -----------     ------------     ------------
TOTAL              $  5,000,225        7.65%     $  6,472,875     $  3,696,499
                   ============  ===========     ============     ============

          Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Fund's capitalization at the end of each calendar quarter of fiscal years 2001 and 2000.

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

NON-TRADING RISK

          FOREIGN CURRENCY BALANCES; CASH ON DEPOSIT WITH MLPF&S

          The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

          The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

          The following qualitative disclosures regarding the Fund's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIM AS LLC and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

          The following were the primary trading risk exposures of the Fund as of December 31, 2001, by market sector.

          INTEREST RATES.

          Interest rate risk is the principal market exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLIM AS LLC anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

          CURRENCIES.

          The Fund trades in a large number of currencies. However, the Fund's major exposures have typically been in the U.S.dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions. MLIM AS LLC does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

          STOCK INDICES.

          The Fund's primary equity exposure is to G-7 equity index price movements. As of December 31, 2001, the Fund's primary exposures were in the S&P 200, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIM AS LLC anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

          METALS.

          The Fund's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, nickel, copper and zinc, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to an extent, platinum). MLIM AS LLC anticipates that gold and silver will remain the primary metals market exposure for the Fund.

          COMMODITIES.

          The Fund's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, coffee and livestock accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 2001. In the past, the Fund has had material market exposure to orange juice and cotton and may do so again in the future. However, MLIM AS LLC anticipates that the Advisors will maintain an emphasis on soybeans and grains, in which the Fund has historically taken its largest positions.

          ENERGY.

          The Fund's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle
East and weather predictions. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

          The following were the only non-trading risk exposures of the Fund as of December 31, 2001.

          FOREIGN CURRENCY BALANCES.

          The Fund's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Fund has minimal exchange rate exposure on these balances.

          U.S. DOLLAR BALANCES.

          The Fund holds its U.S. dollars in cash at MLPF&S. The Fund has immaterial cash-flow and interest-rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

          MLIM AS LLC has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Fund basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Fund assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

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

     NON-TRADING RISK

          The Fund controls the non-trading exchange rate risk of its foreign currency balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

          The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIM AS LLC does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
     ML GLOBAL HORIZONS LP


Net Income by Quarter
Eight Quarters through December 31, 2001

                          FOURTH        THIRD       SECOND        FIRST          FOURTH       THIRD         SECOND         FIRST
                         QUARTER       QUARTER     QUARTER       QUARTER        QUARTER      QUARTER       QUARTER        QUARTER
                           2001          2001        2001         2001            2000         2000          2000           2000
                           ----          ----        ----         ----            ----         ----          ----           ----
Total Income          $   (19,190)  $ 3,166,753  $(1,649,199)  $ 6,540,580   $ 8,419,675  $   423,884    $   383,383    $   741,881
Total Expenses            880,946     1,546,351      507,877     2,866,345     1,862,770    1,227,709      1,241,069      1,536,462
-----------------------------------------------------------------------------------------------------------------------------------
Net Income            $  (900,136)  $ 1,620,402  $(2,157,076)  $ 3,674,235   $ 6,556,905  $  (803,825)   $  (857,686)   $  (794,581)

Net Income per Unit   $     (3.16)  $      5.51  $     (7.03)  $     11.23   $     18.47  $     (2.09)   $     (2.10)   $     (1.73)

          The financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Fund and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10(a) and 10(b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

          As a limited partnership, the Fund itself has no officers or directors and is managed by MLIM AS LLC. Trading decisions are made by the Advisors on behalf of the Fund. MLIM AS LLC promoted the Fund and is its controlling person.

          The managers and executive officers of MLIM AS LLC and their respective business backgrounds are as follows.

FABIO P. SAVOLDELLI   Chairman, Chief Executive Officer and Manager

ROBERT M. ALDERMAN    Manager

FRANK M. MACIOCE      Vice President and Manager

STEVEN B. OLGIN       Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO   Vice President, Chief Financial Officer and Treasurer

          Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Chairman, Chief Executive Officer and a Manager of MLIM AS LLC. He oversees the Fund's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

          Effective March 1, 2002, Mr. Robert M. Alderman was elected a Manager of MLIM AS LLC. Mr. Alderman was born in 1960. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Masters of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University. Mr. Alderman was elected as a Manager effective March 1, 2002.

          Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Manager of MLIM AS LLC and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

          Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLIM AS LLC. He joined MLIM AS LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

          Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLIM AS LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

          As of December 31, 2001, MLIM AS LLC's general partner interest in the Fund was valued at approximately $562,414.

          MLIM AS LLC acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Principal Protection L.P., ML JWH
(R) Strategic Allocation Fund L.P. and the Fund. Because MLIM AS LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM AS LLC effectively manage them as officers and directors of such funds.

     (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                         None.

     (d)  FAMILY RELATIONSHIPS:

                         None.

     (e)  BUSINESS EXPERIENCE:

                         See Items 10 (a) and 10(b) above.

     (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                         None.

     (g)  PROMOTERS AND CONTROL PERSONS:

                         Not applicable.

ITEM 11:   EXECUTIVE COMPENSATION

          The managers and officers of MLIM AS LLC are remunerated by MLIM AS LLC in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIM AS LLC and Incentive Overrides and Administrative Fees to MLIM AS LLC. MLIM AS LLC or its affiliates may also receive certain economic benefits from holding the Fund's dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Fund, and the managers receive no compensation for serving as managers of MLIM AS LLC. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIM AS LLC.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

          As of December 31, 2001, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT:

          As of December 31, 2001, MLIM AS LLC owned 3,025 Units
(unit-equivalent general partnership interests), which was approximately 1.09% of the total Units outstanding.

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

          The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

          Within the Merrill Lynch organization, MLIM AS LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIM AS LLC controls the management of the Fund and serves as its promoter. Although MLIM AS LLC has not sold any assets, directly or indirectly, to the Fund, MLIM AS LLC makes substantial profits from the Fund due to the foregoing revenues.

          No loans have been, are or will be outstanding between MLIM AS LLC or any of its principals and the Fund.

          MLIM AS LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC is ultimately paid back for these expenditures from the revenues it receives from the Fund.

     (b)  CERTAIN BUSINESS RELATIONSHIPS:

          MLPF&S, an affiliate of MLIM AS LLC, acts as the principal commodity broker for the Fund.

          In 2001, the Fund expensed: (i) Brokerage Commissions of $4,136,863, which included $772,257 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $142,650 to MLIM AS LLC. In addition, MLIM AS LLC and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business -- Charges" for a discussion of other business dealings between MLIM AS LLC affiliates and the Fund.

          The fact that MLIM AS LLC receives incentive compensation from the Fund (which is an unusual fee arrangement for MLIM AS LLC) could cause MLIM AS LLC to manage the Fund in a more speculative and "risky" fashion than MLIM AS LLC otherwise would.

     (c)  INDEBTEDNESS OF MANAGEMENT:

          The Fund is prohibited from making any loans, to management or otherwise.

     (d)  TRANSACTIONS WITH PROMOTERS:

          Not applicable.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                         PAGE
           ----------------------------------------------                         ----
           Independent Auditors' Report                                             1
           Financial Statements
           Statements of Financial Condition as of December 31, 2001 and 2000       2

           Statements of Income For the years ended December 31, 2001, 2000
           and 1999                                                                 3
           Statements of Changes in Partners' Capital For the years ended
           December 31, 2001, 2000 and 1999                                         4

           Financial Data Highlights for the year ended December 31, 2001           5

           Notes to Financial Statements                                         6-10

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

     (a)3. EXHIBITS:

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION              DESCRIPTION

1.01 Selling Agreement among the Fund, MLIM AS LLC, MLPF&S, the Selling Agent and the Advisors.

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

10.01(d) Form of Advisory Agreement between the Fund, MLIM Alternative Strategies LLC, MLPF&S and prospective trading advisors.

EXHIBIT 10.01(d): Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between each Advisor, the Fund and MLPF&S.

EXHIBIT 10.02:           Is incorporated herein by reference from Exhibit
                         10.02 contained in the Registrant's Registration Statement.

10.03                    Form of Customer Agreement between the Fund and
                         MLPF&S.

EXHIBIT 10.03: Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.05                    Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.05: Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement (as Exhibit D).

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM Alternative Strategies LLC, MLPF&S and the Fund.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

10.07 Form of Advisory and Consulting Agreement Amendment among MLIM Alternative Strategies LLC, each Advisor, the Fund and MLPF&S.

EXHIBIT 10.07:           Is incorporated herein by reference from
                         Exhibit 10.07 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                    2001 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:           Is filed herewith.

28.01                    Prospectus of the Partnership dated December 6, 1995.

EXHIBIT 28.01: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-88994) on Form S-1, effective December 6, 1995).

     (b)  REPORT ON FORM 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ML GLOBAL HORIZONS L.P.

                               By:  MLIM ALTERNATIVE STRATEGIES LLC
                               (formerly Merrill Lynch Investment Partners Inc.)
                                    General Partner

                               By: /s/ Fabio P. Savoldelli
                                   -----------------------
                               Fabio P. Savoldelli
                               Chairman, Chief Executive Officer and Manager (Principal Executive Officer)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                          DATE
---------                           -----                                                          ----
/s/Fabio P. Savoldelli              Chairman, Chief Executive Officer and Manager                  March 29, 2002
----------------------              (Principal Executive Officer)
Fabio P. Savoldelli

/s/ Robert M. Alderman              Manager                                                        March 29, 2002
----------------------
Robert M. Alderman

/s/Steven B. Olgin                  Vice President, Chief Administrative Officer and Manager      March 29, 2002
------------------
Steven B. Olgin

/s/Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer          March 29, 2002
----------------------              (Principal Financial and Accounting Officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM Alternative Strategies LLC).

MLIM ALTERNATIVE                            General Partner of Registrant                          March 29, 2002
STRATEGIES LLC

By: /s/ Fabio P. Savoldelli
    -------------------------
      Fabio P. Savoldelli

                             ML GLOBAL HORIZONS L.P.

                                 2001 FORM 10-K

                                INDEX TO EXHIBITS


                          EXHIBIT

Exhibit 13.01             2001 Annual Report and Independent Auditors' Report