Form 10-Q
period 2002-03-31
ML GLOBAL HORIZONS LP
filed 2002-05-15
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                                 --------------

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

            DELAWARE                                      13-3716393
-----------------------------------         -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                       c/o MLIM Alternative Strategies LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536

                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                                 --------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION



                                                                            MARCH 31,           DECEMBER 31,
                                                                               2002                 2001
                                                                           (unaudited)
                                                                        -------------------  -------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                                  $ 46,361,264         $ 51,806,183
    Net unrealized profit on open contracts                                      1,468,644            1,523,577
Accrued interest                                                                    73,590               79,104
                                                                        -------------------  -------------------

            Total assets                                                      $ 47,903,498         $ 53,408,864
                                                                        ===================  ===================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                                                $ 289,463            $ 322,724
    Profit Shares payable                                                           (7,573)             595,428
    Administrative fees payable                                                      9,981               11,128
    Redemptions payable                                                            781,340              706,124
                                                                        -------------------  -------------------

            Total liabilities                                                    1,073,211            1,635,404
                                                                        -------------------  -------------------

PARTNERS' CAPITAL:
   General Partner (3,025 and 3,025 Units)                                         522,437              562,414
   Limited Partners (268,130 and 275,443 Units)                                 46,307,850           51,211,046
                                                                        -------------------  -------------------

            Total partners' capital                                             46,830,287           51,773,460
                                                                        -------------------  -------------------

                TOTAL                                                         $ 47,903,498         $ 53,408,864
                                                                        ===================  ===================

NET ASSET VALUE PER UNIT

    (Based on 271,155 and 278,468 Units outstanding)                              $ 172.71             $ 185.92
                                                                        ===================  ===================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      FOR THE THREE        FOR THE THREE
                                                       MONTHS ENDED         MONTHS ENDED
                                                        MARCH 31,            MARCH 31,
                                                          2002                  2001
                                                    ------------------   -------------------
 REVENUES:
     Trading profit (loss):
         Realized                                        $ (2,912,289)          $ 7,189,511
         Change in unrealized                                 (54,494)           (1,372,311)
                                                    ------------------   -------------------

             Total trading results                         (2,966,783)            5,817,200

     Interest income                                          209,855               723,380
                                                    ------------------   -------------------

             Total revenues                                (2,756,928)            6,540,580
                                                    ------------------   -------------------

 EXPENSES:
     Profit Shares                                                  -             1,463,248
     Brokerage commissions                                    884,840             1,116,620
     Incentive override                                             -               247,973
     Administrative fees                                       30,512                38,504
                                                    ------------------   -------------------

             Total expenses                                   915,352             2,866,345
                                                    ------------------   -------------------

 NET INCOME (LOSS)                                       $ (3,672,280)          $ 3,674,235
                                                    ==================   ===================

 NET INCOME (LOSS) PER UNIT:
     Weighted average number of General Partner
         and Limited Partner Units outstanding                277,175               327,058
                                                    ==================   ===================

     Net income (loss) per weighted average
         General Partner and Limited Partner Unit            $ (13.25)              $ 11.23
                                                    ==================   ===================


 See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)



                                                      GENERAL            LIMITED
                                     UNITS            PARTNER            PARTNERS           TOTAL
                                  -------------  ------------------ ------------------ -----------------
PARTNERS' CAPITAL,
  December 31, 2000                    336,578           $ 666,597       $ 59,614,203      $ 60,280,800

Net income                                   -              42,483          3,631,752         3,674,235

Redemptions                            (24,489)                  -         (4,498,882)       (4,498,882)
                                  -------------  ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  March 31, 2001                       312,089           $ 709,080       $ 58,747,073      $ 59,456,153
                                  =============  ================== ================== =================

PARTNERS' CAPITAL,
  December 31, 2001                    278,468           $ 562,414       $ 51,211,046      $ 51,773,460

Net loss                                     -             (39,977)        (3,632,303)       (3,672,280)

Redemptions                             (7,313)                  -         (1,270,893)       (1,270,893)
                                  -------------  ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  March 31, 2002                       271,155           $ 522,437       $ 46,307,850      $ 46,830,287
                                  =============  ================== ================== =================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Annual Report").

2.       FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

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

The General Partner, MLIM Alternative Strategies LLC ("MLIM AS LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                                    JAN        FEB        MAR
                         -----------------------------------------
                          2001    $180.39    $183.37    $190.51
                          2002    $179.13    $173.22    $172.71



Performance Summary

January 1, 2002 to March 31, 2002

Trading in the energy markets was the only profitable strategy for the Partnership in the quarter. Natural gas short positions benefited from mild weather in the United States. Large gains were posted in March on fears of increased conflict in the Middle East potentially causing a shortage of oil supply.

Losses were sustained in the metals sector. Short positions in base metals and long positions in precious metals suffered losses. Base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metals declined as the U.S. economy showed signs of stabilizing and inflation concerns waned.

Stock index trading was unprofitable. Long equity exposures resulted in losses from choppy market conditions as profit forecasts fell short and concern over the Enron accounting scandal continued to grow. Large price swings in the U.S. equity markets created a whipsaw environment, causing managers to flip exposures numerous times, yielding an end result of negative performance. Global equity markets appreciated in March, notably Japan, Germany and France, generating losses on short positioning.

Losses were realized in the interest rate markets. Conflicting economic reports prompted managers to alternate exposures from long to short in most major international bond markets. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for a stronger economic outlook for the remainder of 2002.

Trading in the agricultural commodities resulted in losses. Uncertainty in the global market place prevailed, making for extremely difficult trading conditions. Most of the losses for the sector were attributed to short coffee positions. During January and February, coffee had been in a downward trend. This trend sharply reversed in March as Mexico and Central America reduced exports, causing lower inventories of exchange-approved beans in U.S. warehouses. Coffee futures rallied from 46.71 cents per pound to 58.48 cents per pound.

Currency trading also sustained losses. With the exception of the Canadian dollar, all of the futures traded currencies appreciated against the U.S. dollar. The momentum in the U.S. dollar and Japanese yen trade reversed, generating significant losses. Relative volatility continued for the G-7 currencies in March.

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

           (a) None.
           (b) None.
           (c) None.
           (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC, the Partnership's General Partner. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. In this capacity, he is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  EXHIBITS

           There are no exhibits required to be filed as part of this report.

           (b)  REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first three months of fiscal 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ML GLOBAL HORIZONS L.P.






                                         By: MLIM ALTERNATIVE STRATEGIES LLC
                                                 (General Partner)






Date: May 15, 2002                       By /s/ FABIO P. SAVOLDELLI
                                            -----------------------
                                            Fabio P. Savoldelli
                                            Chairman, Chief Executive Officer
                                            and Manager
                                            (Principal Executive Officer)



Date:  May 15, 2002                      By /s/ MICHAEL L. PUNGELLO
                                            -----------------------
                                            Michael L. Pungello
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)