Form 10-Q
period 2002-06-30
ML GLOBAL HORIZONS LP
filed 2002-08-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

            DELAWARE                                       13-3716393
-------------------------------                --------------------------------
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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                           June 30,        December 31,
                                                             2002             2001
                                                         (unaudited)
                                                        -------------    -------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                            $  47,531,337    $  51,806,183
    Net unrealized profit on open contracts                 2,575,450        1,523,577
Accrued interest                                               67,962           79,104
                                                        -------------    -------------

            Total assets                                $  50,174,749    $  53,408,864
                                                        =============    =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                       $     303,139    $     322,724
    Profit Shares payable                                     295,033          595,428
    Administrative fees payable                                10,453           11,128
    Redemptions payable                                       494,254          706,124
                                                        -------------    -------------

            Total liabilities                               1,102,879        1,635,404
                                                        -------------    -------------

PARTNERS' CAPITAL:
   General Partner (3,025 and 3,025 Units)                    563,358          562,414
   Limited Partners (260,470 and 275,443 Units)            48,508,512       51,211,046
                                                        -------------    -------------

            Total partners' capital                        49,071,870       51,773,460
                                                        -------------    -------------

                TOTAL                                   $  50,174,749    $  53,408,864
                                                        =============    =============

NET ASSET VALUE PER UNIT

    (Based on 263,495 and 278,468 Units outstanding)    $      186.23    $      185.92
                                                        =============    =============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (a Delaware limited partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                           For the three    For the three      For the six       For the six
                                                            months ended    months ended      months ended       months ended
                                                              June 30,        June 30,           June 30,          June 30,
                                                               2002             2001               2002              2001
                                                           -------------    -------------     -------------     -------------
REVENUES:
    Trading profit (loss):
        Realized                                           $   3,493,854    $    (130,736)    $     581,565     $   7,058,775
        Change in unrealized                                   1,108,643       (2,043,924)        1,054,149        (3,416,235)
                                                           -------------    -------------     -------------     -------------

            Total trading results                              4,602,497       (2,174,660)        1,635,714         3,642,540

    Interest income                                              204,852          525,461           414,707         1,248,841
                                                           -------------    -------------     -------------     -------------

            Total revenues                                     4,807,349       (1,649,199)        2,050,421         4,891,381
                                                           -------------    -------------     -------------     -------------

EXPENSES:
    Profit Shares                                                295,033         (301,116)          295,033         1,162,132
    Brokerage commissions                                        874,630        1,017,337         1,759,470         2,133,957
    Incentive override                                                --         (243,425)               --             4,548
    Administrative fees                                           30,159           35,081            60,671            73,585
                                                           -------------    -------------     -------------     -------------

            Total expenses                                     1,199,822          507,877         2,115,174         3,374,222
                                                           -------------    -------------     -------------     -------------

NET INCOME (LOSS)                                          $   3,607,527    $  (2,157,076)    $     (64,753)    $   1,517,159
                                                           =============    =============     =============     =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                    268,642          306,968           272,910           317,012
                                                           =============    =============     =============     =============

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit           $       13.43    $       (7.03)    $       (0.24)    $        4.79
                                                           =============    =============     =============     =============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (unaudited)

                                                   General          Limited
                                    Units          Partner          Partners            Total
                               -------------     -------------    -------------     -------------
PARTNERS' CAPITAL,
  December 31, 2000                  336,578     $     666,597    $  59,614,203     $  60,280,800

Net income                                 -            16,929        1,500,230         1,517,159

Redemptions                          (40,670)                -       (7,455,962)       (7,455,962)
                               -------------     -------------    -------------     -------------

PARTNERS' CAPITAL,
  June 30, 2001                      295,908     $     683,526    $  53,658,471     $  54,341,997
                               =============     =============    =============     =============


PARTNERS' CAPITAL,
  December 31, 2001                  278,468     $     562,414    $  51,211,046     $  51,773,460

Net income (loss)                          -               944          (65,697)          (64,753)

Redemptions                          (14,973)                -       (2,636,837)       (2,636,837)
                               -------------     -------------    -------------     -------------

PARTNERS' CAPITAL,
  June 30, 2002                      263,495     $     563,358    $  48,508,512     $  49,071,870
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

                             ML GLOBAL HORIZONS L.P.
                        (A Delaware Limited Partnership)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

Market Risk
-----------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

              ----------------------------------------------------
                   Jan.    Feb.    Mar.    Apr.    May     Jun.
              ----------------------------------------------------
              2001 $180.39 $183.37 $190.51 $182.78 $181.49 $183.64
              ----------------------------------------------------
              2002 $179.13 $173.22 $172.71 $171.39 $176.93 $186.23
              ----------------------------------------------------

Performance Summary

January 1, 2002 to June 30, 2002
--------------------------------

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

Stock index trading was unprofitable. Long equity exposures resulted in losses from choppy market conditions as profit forecasts fell short and concern over the Enron accounting scandal continued to grow. Large price swings in the U.S. equity markets created a whipsaw environment, causing the Advisors to flip exposures numerous times, yielding an end result of negative performance. Global equity markets appreciated in March, notably Japan, Germany and France, generating losses on short positioning.

Losses were realized in the interest rate markets. Conflicting economic reports prompted the Advisors to alternate exposures from long to short in most major international bond markets. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for a stronger economic outlook for the remainder of 2002.

Trading in the agricultural commodities resulted in losses. Uncertainty in the global marketplace prevailed, making for extremely difficult trading conditions. Most of the losses for the sector were attributed to short coffee positions. During January and February, coffee had been in a downward trend. This trend sharply reversed in March as Mexico and Central America reduced exports, causing lower inventories of exchange-approved beans in U.S. warehouses. Coffee futures rallied from 46.71 cents per pound to 58.48 cents per pound.

Currency trading also sustained losses. With the exception of the Canadian dollar, all of the futures traded currencies appreciated against the U.S. dollar. The momentum in the U.S. dollar and Japanese yen trade reversed, generating significant losses. Relative volatility continued for the G-7 currencies in March.

April 1, 2002 to June 30, 2002

Profits resulting from trading in the currency sector provided the Partnership with the majority of its gains in the second quarter. The decline in the U.S. dollar continued through June unabated fueled by the decline in the U.S. equity markets.

The interest rate sector was profitable for the Partnership despite its slow start. Yields on major debt-instruments continued to decline. U.S. fixed income markets have rallied sharply due to the flight-to-safety effect as well as the conviction that the U.S. Federal Reserve will raise rates later rather than sooner.

The trading in stock indices found profits from its short positions. The strength of U.S. economic data continued to surprise on the upside, pointing toward a stronger recovery than expected, but the equity markets have remained weak.

The agricultural commodities sector posted small gains for the quarter. Strong gains were posted in livestock and grains in April as prices trended downward. Some of the gains were lost in June as livestock prices began to rise. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans should aid in sustaining a price rally in the summer months.

The metals sector sustained slight losses for the quarter. In June, the uptrend in gold and silver reversed and losses were sustained on long positions eliminating profits earned earlier in the quarter.

Energy futures experienced whipsaw markets and trading brought in losses for the Partnership. The market was volatile during the quarter due to continued turmoil in the Middle East.

January 1, 2001 to June 30, 2001
--------------------------------

January 1, 2001 to March 31, 2001

Trading in the interest rates market was profitable for the Partnership. Long positions in the eurodollar resulted in gains. Eurodollar futures contracts rose dramatically as the U.S. economy weakened and the Federal Reserve cut interest rates. Japanese ten-year bond and Euro-bund cross futures trading was also profitable.

Currency trading was profitable as gains from short Japanese yen positions offset losses from the Euro and Australian dollar. The Euro fell from a high near 96 cents back to the 90-cent level, resulting in losses for the Partnership's long positions.

Stock index trading was profitable as gains were realized from the Partnership's short positions in the S&P 500, Nikkei 225 and German DAX stock indices.

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

Trading in the stock market indices was unprofitable as losses were sustained in the German DAX, Nikkei 225 and S&P 500 positions.

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

           There were no reports on Form 8-K filed during the first six months of fiscal 2002.

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


                                ML GLOBAL HORIZONS L.P.


                                By: MLIM ALTERNATIVE STRATEGIES LLC
                                       (General Partner)


Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code


We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, general partner of ML Global Horizons L.P., certify that (i) the quarterly report Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: August 15, 2002       By /s/ FABIO P. SAVOLDELLI
                               -----------------------
                               Fabio P. Savoldelli
                               Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer
                               (Principal Financial and Accounting Officer)