Form 10-Q
period 2002-09-30
ML GLOBAL HORIZONS LP
filed 2002-11-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  ---------

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

                                  609-282-6996
                    ----------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                            2002                 2001
                                                                        (UNAUDITED)
                                                                     -------------------  -------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                            $    49,428,181     $     51,806,183
    Net unrealized profit on open contracts                                   2,790,662            1,523,577
Accrued interest                                                                 71,736               79,104
                                                                     -------------------  -------------------

            Total assets                                                $    52,290,579     $     53,408,864
                                                                     ===================  ===================
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                                       $       315,922     $        322,724
    Profit Shares payable                                                       643,397              595,428
    Incentive override payable                                                  220,553                  -
    Administrative fees payable                                                  10,894               11,128
    Redemptions payable                                                         402,678              706,124
                                                                     -------------------  -------------------

            Total liabilities                                                 1,593,444            1,635,404
                                                                     -------------------  -------------------
PARTNERS' CAPITAL:
    General Partner (3,025 and 3,025 Units)                                     614,890              562,414
    Limited Partners (246,383 and 275,443 Units)                             50,082,245           51,211,046
                                                                     -------------------  -------------------
            Total partners' capital                                          50,697,135           51,773,460
                                                                     -------------------  -------------------
              TOTAL                                                     $    52,290,579     $     53,408,864
                                                                     ===================  ===================
NET ASSET VALUE PER UNIT
    (Based on 249,408 and 278,468 Units outstanding)                    $        203.27     $         185.92
                                                                     ===================  ===================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  FOR THE THREE   FOR THE THREE   FOR THE NINE    FOR THE NINE
                                                  MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2002            2001            2002            2001
                                                  -------------   -------------   -------------   -------------
REVENUES:
    Trading profit (loss):
        Realized                                   $ 5,505,205     $ 1,035,699     $ 6,086,770     $ 8,094,474
        Change in unrealized                           214,409       1,666,168       1,268,558      (1,750,067)
                                                  -------------   -------------   -------------   -------------

            Total trading results                    5,719,614       2,701,867       7,355,328       6,344,407

    Interest income                                    216,826         464,886         631,533       1,713,727
                                                  -------------   -------------   -------------   -------------

            Total revenues                           5,936,440       3,166,753       7,986,861       8,058,134
                                                  -------------   -------------   -------------   -------------
EXPENSES:
    Profit Shares                                      378,267         434,937         673,300       1,597,069
    Brokerage commissions                              934,064         997,900       2,693,534       3,131,857
    Incentive override                                 222,499          79,104         222,499          83,652
    Administrative fees                                 32,209          34,410          92,880         107,995
                                                  -------------   -------------   -------------   -------------

            Total expenses                           1,567,039       1,546,351       3,682,213       4,920,573
                                                  -------------   -------------   -------------   -------------

NET INCOME                                         $ 4,369,401     $ 1,620,402     $ 4,304,648     $ 3,137,561
                                                  =============   =============    ============   =============

NET INCOME PER UNIT:
    Weighted average number of General Partner
    and Limited Partner Units outstanding              257,239         293,879         267,685         309,302
                                                  =============   =============    ============   =============
    Net income per weighted average
    General Partner and Limited Partner Unit       $     16.99     $      5.51     $     16.08     $     10.14
                                                  =============   =============    ============   =============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                       GENERAL            LIMITED
                                       UNITS           PARTNER            PARTNERS           TOTAL
                                   -------------- ------------------ ------------------ -----------------
PARTNERS' CAPITAL,
  December 31, 2000                      336,578    $       666,597     $   59,614,203    $   60,280,800

Net income                                  -                37,674          3,099,887         3,137,561

Redemptions                              (48,453)              -            (8,899,773)       (8,899,773)
                                   -------------- ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  September 30, 2001                     288,125    $       704,271     $   53,814,317    $   54,518,588
                                   ============== ================== ================== =================

PARTNERS' CAPITAL,
  December 31, 2001                      278,468    $       562,414     $   51,211,046    $   51,773,460

Net income                                  -                52,476          4,252,172         4,304,648

Redemptions                              (29,060)              -            (5,380,973)       (5,380,973)
                                   -------------- ------------------ ------------------ -----------------

PARTNERS' CAPITAL,
  September 30, 2002                     249,408    $       614,890     $   50,082,245    $   50,697,135
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

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

             JAN.        FEB.        MAR.        APR.        MAY         JUN.       JUL.        AUG.        SEP.
---------------------------------------------------------------------------------------------------------------------
  2001     $180.39     $183.37     $190.51     $182.78     $181.49     $183.64     $181.61     $182.38     $189.22
---------------------------------------------------------------------------------------------------------------------
  2002     $179.13     $173.22     $172.71     $171.39     $176.93     $186.23     $189.41     $198.31     $203.27
---------------------------------------------------------------------------------------------------------------------

Performance Summary

JANUARY 1, 2002 TO SEPTEMBER 30, 2002

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

Trading in the agricultural commodities resulted in losses. Uncertainty in the global marketplace prevailed, making for extremely difficult trading conditions. Most of the losses for the sector were attributed to short coffee positions. During January and February, coffee had been in a downward trend. This trend sharply reversed in March as Mexico and Central America reduced exports, causing lower inventories of exchange-approved soybeans in U.S. warehouses. Coffee futures rallied from 46.71 cents per pound to 58.48 cents per pound.

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

July 1, 2002 to September 30, 2002

Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas.

Metals produced gains this quarter citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

Stock index futures also brought positive returns for the quarter. The downward trending market created a good environment for short positions. Investors in the equity markets are still liquidating equity exposure.

Agriculture commodities also had gains. Grains and soybeans rallied to due weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as recent harvests were not as bad as was feared.

The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq builds a risk premium into prices.

Currency trading was the only sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $1,346,688, which is included in the realized profit of the Partnership. The effect of the settlement payment was included in the Partnership's performance in August.

JANUARY 1, 2001 TO SEPTEMBER 30, 2001

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

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Euro dollar positions. These gains more than offset losses on U.S. Treasury and Japanese ten-year bonds.

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

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and soy positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one-year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Japanese yen, Canadian dollar and Swiss franc positions early on. However, in September, long Swiss franc positions appreciated versus the U.S. dollar as investors were attracted to Switzerland's neutral status and concerns over the negative economic implications from the September 11 terrorist attacks.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

Item 4.  Controls and Procedures

MLIM Alternative Strategies LLC, the General Partner of ML Global Horizons L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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

                                 ML GLOBAL HORIZONS L.P.


                                By: MLIM ALTERNATIVE STRATEGIES LLC
                                        (General Partner)


Date: November 14, 2002         By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  November 14, 2002        By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Global Horizons
L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ FABIO P. SAVOLDELLI
--------------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Global Horizons
L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ MICHAEL L. PUNGELLO
--------------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)