Form 10-K
period 2002-12-31
ML GLOBAL HORIZONS LP
filed 2003-03-28
CIK 904918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-23240

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   13-3716393
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                    c/o MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  222 BROADWAY
                                   27TH FLOOR
                             NEW YORK, NY 10038-2510
                             -----------------------
                    (Address of principal executive offices)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 2003, limited partnership units with an aggregate value of $49,308,161, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2002 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                                              ML GLOBAL HORIZONS L.P.

                                         ANNUAL REPORT FOR 2002 ON FORM 10-K

                                                 TABLE OF CONTENTS

                                                       PART I                                                  PAGE
                                                       ------                                                  ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     5


                                                       PART II
                                                       -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     5

Item 6.       Selected Financial Data.......................................................................     6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........     7

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    12

Item 8.       Financial Statements and Supplementary Data...................................................    17

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    17


                                                       PART III
                                                       --------

Item 10.      Directors and Executive Officers of the Registrant............................................    17

Item 11.      Executive Compensation........................................................................    19

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    19

Item 13.      Certain Relationships and Related Transactions................................................    19

Item 14.      Controls and Procedures.......................................................................    20

                                                       PART IV
                                                       -------

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    21

                                     PART I

ITEM 1: BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS:

          ML Global Horizons L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures and forward markets under the direction of multiple independent professional advisors ( the "Advisors") applying proprietary strategies. The Partnership's objective is to achieve, through speculative trading, substantial capital appreciation over time.

          MLIM Alternative Strategies LLC ("MLIM AS LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), was the general partner of the Partnership. As of February 28, 2003 the general partner interest and the management authority of the Partnership was assigned from MLIM AS LLC to Merrill Lynch Investment Managers LLC ("MLIM LLC"), a wholly-owned subsidiary of MLIM, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker.

          When the Partnership is offering its units of limited partnership interest ("Units"), it receives and processes subscriptions on a continuous basis throughout each month. Investors whose subscriptions are accepted during a month are admitted to the Partnership as Limited Partners as of the beginning of the immediately following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of the Units.

          As of December 31, 2002, the capitalization of the Partnership was $46,942,277, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $198.48.

          Through December 31, 2002, the highest month-end Net Asset Value per Unit was $203.27 (September 30, 2002) and the lowest $97.36 (February 28, 1994).

     (b)  FINANCIAL INFORMATION ABOUT SEGMENTS:

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS:

          GENERAL

          The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

          The Partnership's assets are allocated and reallocated by MLIM LLC to the trading management of independent Advisors applying proprietary strategies in numerous markets.

          MLIM LLC may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing more equity than the actual capital allocated to them.

          One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

          USE OF PROCEEDS AND INTEREST INCOME

          SUBSCRIPTION PROCEEDS.

          MLIM LLC pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below. The Partnership's last offering of Units was through March 31, 1998, for trading effective
April 1, 1998.

          MARKET SECTORS.

          The Partnership trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is, essentially, no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          MARKET TYPES.

          The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

          Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

          As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and nonregulated -- differ substantially from time to time, as well as over time.

          CUSTODY OF ASSETS.

          All of the Partnership's assets are currently held in customer accounts at MLPF&S.

          INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS

          The Partnership's U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

          Merrill Lynch charges the Partnership Merrill Lynch's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar denominated positions.

          CHARGES

          The following table summarizes the charges incurred by the Partnership during 2002, 2001 and 2000.

                                2002                         2001                             2000
                         ---------------------------------------------------------------------------------------
                                      % OF AVERAGE                 % OF AVERAGE                    % OF AVERAGE
                            DOLLAR     MONTH-END         DOLLAR     MONTH-END           DOLLAR      MONTH-END
           CHARGES          AMOUNT     NET ASSETS        AMOUNT     NET ASSETS          AMOUNT      NET ASSETS
----------------------------------------------------------------------------------------------------------------
Brokerage Commissions    $ 3,571,969      7.40%       $ 4,136,863      7.43%         $ 4,862,392       7.44%
Administrative Fees          123,171      0.26%           142,650      0.26%             167,669       0.26%
Profit Shares                746,510      1.55%         1,511,234      2.72%             837,948       1.28%
Incentive Override            68,966      0.14%            10,771      0.02%                   -       0.00%
                         ---------------------------------------------------------------------------------------
Total                    $ 4,510,616      9.35%       $ 5,801,518      10.43%        $ 5,868,009       8.98%
                         =======================================================================================

                          ----------------------------

          The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar available assets maintained at MLPF&S.

          The Partnership's average month-end Net Assets during 2002, 2001 and 2000 equaled $48,237,517, $55,652,433, and $65,365,539, respectively.

          During 2002, 2001 and 2000, the Partnership earned $801,151, $1,987,808, and $3,939,708, respectively, in interest income, or approximately 1.66%, 3.57% and 6.03%, of the Partnership's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                NATURE OF PAYMENT              AMOUNT OF PAYMENT
---------                -----------------              -----------------
MLPF&S                   Brokerage Commissions          A flat-rate monthly commission of 0.604 of 1% of
                                                        the Partnership's month-end assets (a 7.25% annual
                                                        rate).

                                                        During 2002, 2001 and 2000, the round-turn (each
                                                        purchase and sale or sale and purchase of a single
                                                        futures contract) equivalent rate of the Partnership's
                                                        flat-rate Brokerage Commissions was approximately
                                                        $73, $88 and $128, respectively.

MLPF&S                   Use of Partnership assets      Merrill Lynch may derive certain economic benefit
                                                        from the deposit of certain of the Partnership's U.S.
                                                        dollar assets in accounts maintained at MLPF&S.

MLIM LLC                 Administrative Fees            A flat monthly Administrative Fee equal to 0.021 of
                                                        1% of the Partnership's month-end assets (0.25%
                                                        annually).  MLIM LLC pays all of the Partnership's
                                                        routine administrative costs.

Other Counterparties     Bid-ask spreads                Bid-ask spreads on forward and related trades.

MLIM LLC                 Annual Incentive Overrides     Paid by the Partnership as a whole on an annual basis
                                                        and by reduction of the Net Asset Value of Units
                                                        when redeemed.  The Incentive Override equals 10%
                                                        of any Net New Gain (as defined).  Units may
                                                        generate Net New Gain and be subject to paying an
                                                        Incentive Override even though the Net Asset Value
                                                        per Unit has declined below the purchase price of
                                                        such Units.

Advisors                 Profit Shares                  All Advisors can receive quarterly or annual Profit
                                                        Shares ranging from 20% to 23% (depending on the
                                                        Advisor) of any New Trading Profit achieved by
                                                        their Partnership account. Profit Shares are also paid
                                                        upon redemption of  Units and upon the net
                                                        reallocation of assets away from an Advisor. New
                                                        Trading Profit is calculated separately in respect of
                                                        each Advisor, irrespective of the overall performance
                                                        of the Partnership. The Partnership may pay
                                                        substantial Profit Shares during periods when it is
                                                        incurring significant overall losses.

Advisors                 Consulting fees                MLPF&S pays the Advisors annual Consulting Fees
                                                        generally ranging up to 2% of the Partnership's
                                                        average month-end assets allocated to them for
                                                        management, after reduction for a portion of the
                                                        brokerage commissions accrued with respect to such
                                                        assets.

MLPF&S;                  Extraordinary expenses         Actual costs incurred; none paid to date.
  Others

                             ----------------------

     REGULATION

          MLIM LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIM LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii)-- not applicable.

          (xiii) The Partnership has no employees.

     (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

          The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenue derived from customers in foreign countries. However, the Partnership trades, from the United States, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2: PROPERTIES

          The Partnership does not use any physical properties in the conduct of its business.

          The Partnership's administrative offices are the administrative offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs all administrative services for the Partnership from MLIM LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

          Merrill Lynch -- a partner of MLIM, which is the sole member of MLIM LLC, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

          MLIM LLC itself has never been the subject of any material litigation.

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

     (b)  HOLDERS:

          As of December 31, 2002, there were 1,649 holders of Units, including MLIM LLC.

     (c)  DIVIDENDS:

          The Partnership has made no distributions since trading commenced, nor does MLIM LLC presently intend to make any distributions in the future.

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

          Not applicable.

     Item 5(b)

          Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                         FOR THE YEAR       FOR THE YEAR      FOR THE YEAR       FOR THE YEAR      FOR THE YEAR
                                             ENDED             ENDED              ENDED             ENDED              ENDED
                                         DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
INCOME STATEMENT DATA                        2002               2001              2000               1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading profit (loss)
     Realized                            $  3,063,425       $  9,573,592      $  1,325,278       $  8,710,125      $ 17,962,463
     Change in Unrealized                   2,373,002         (3,522,456)        4,703,837         (3,604,366)       (4,718,157)
     Settlement Proceeds                    1,346,689                  -                 -                  -                 -
                                    --------------------------------------------------------------------------------------------
        Total Trading Results               6,783,116          6,051,136         6,029,115          5,105,759        13,244,306
                                    --------------------------------------------------------------------------------------------

Interest Income                               801,151          1,987,808         3,939,708          4,451,948         6,051,782
                                    --------------------------------------------------------------------------------------------
     Total Revenues                         7,584,267          8,038,944         9,968,823          9,557,707        19,296,088
                                    --------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                  3,571,969          4,136,863         4,862,392          6,790,464         8,970,371
     Profit Shares                            746,510          1,511,234           837,948            670,277         3,920,850
     Administrative Fees                      123,171            142,650           167,669            234,154           309,323
     Incentive Override                        68,966             10,771                 -              5,555           153,883
                                    --------------------------------------------------------------------------------------------
     Total Expenses                         4,510,616          5,801,518         5,868,009          7,700,450        13,354,427
                                    --------------------------------------------------------------------------------------------
Net Income                               $  3,073,651       $  2,237,426      $  4,100,814       $  1,857,257      $  5,941,661
                                    ============================================================================================

                                          DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                            2002              2001               2000              1999               1998
--------------------------------------------------------------------------------------------------------------------------------

Fund Net Asset Value                     $ 46,942,277       $ 51,773,460      $ 60,280,800       $ 79,137,177      $104,435,611
Net Asset Value per Unit                 $     198.48       $     185.92      $     179.10       $     166.54      $     163.42
                                    ============================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                            MONTH-END NET ASSET VALUE PER INITIAL UNIT
------------------------------------------------------------------------------------------------------------------------------
         JAN.      FEB.      MAR.      APR.       MAY      JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
------------------------------------------------------------------------------------------------------------------------------
1998    $154.11   $155.99   $156.90   $148.38   $148.82   $148.13   $146.66   $154.13   $157.43   $159.62   $162.62   $163.42
------------------------------------------------------------------------------------------------------------------------------
1999    $162.48   $163.98   $164.50   $167.59   $166.73   $169.02   $169.11   $168.78   $167.51   $161.64   $165.99   $166.54
------------------------------------------------------------------------------------------------------------------------------
2000    $168.83   $168.54   $164.59   $162.97   $166.07   $162.44   $161.84   $162.80   $160.30   $160.21   $169.32   $179.10
------------------------------------------------------------------------------------------------------------------------------
2001    $180.39   $183.37   $190.51   $182.78   $181.49   $183.64   $181.61   $182.38   $189.22   $199.09   $184.90   $185.92
------------------------------------------------------------------------------------------------------------------------------
2002    $179.13   $173.22   $172.71   $171.39   $176.93   $186.23   $189.41   $198.31   $203.27   $196.83   $190.21   $198.48
------------------------------------------------------------------------------------------------------------------------------

                             ML GLOBAL HORIZONS L.P.
                                DECEMBER 31, 2002

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 4, 1994
                      AGGREGATE SUBSCRIPTIONS: $174,343,595
                       CURRENT CAPITALIZATION: $46,942,277


                   WORST MONTHLY DRAWDOWN(2): (7.13)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (11.25)% (11/01-4/02)

                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2002: $198.48

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------
Month                     2002        2001        2000        1999        1998
--------------------------------------------------------------------------------
January                 (3.65)%      0.72%       1.38%      (0.58)%      0.16%
--------------------------------------------------------------------------------
February                 (3.30)       1.65       (0.17)       0.92        1.22
--------------------------------------------------------------------------------
March                    (0.30)       3.90       (2.34)       0.32        0.58
--------------------------------------------------------------------------------
April                    (0.77)      (4.06)      (0.99)       1.88       (5.43)
--------------------------------------------------------------------------------
May                       3.24       (0.71)       1.91       (0.51)       0.30
--------------------------------------------------------------------------------
June                      5.26        1.19       (2.19)       1.37       (0.46)
--------------------------------------------------------------------------------
July                      1.71       (1.11)      (0.37)       0.05       (0.99)
--------------------------------------------------------------------------------
August                    4.70        0.42        0.59       (0.20)       5.09
--------------------------------------------------------------------------------
September                 2.50        3.75       (1.53)      (0.75)       2.14
--------------------------------------------------------------------------------
October                  (3.17)       5.22       (0.06)      (3.50)       1.39
--------------------------------------------------------------------------------
November                 (3.36)      (7.13)       5.69        2.69        1.88
--------------------------------------------------------------------------------
December                  4.35        0.55        5.77        0.33        0.49
--------------------------------------------------------------------------------
Compound Annual
Rate of Return           6.75%       3.81%       7.54%       1.91%       6.22%
--------------------------------------------------------------------------------

          (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" Partnership is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership currently allocates more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" Partnership. Certain partnerships, including partnerships sponsored by MLIM LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such Partnerships as "principal protected." The Partnership has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1998 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1998 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equalled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.




ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OPERATIONAL OVERVIEW; ADVISOR SELECTIONS

          The Partnership's results of operations depend on MLIM LLC's ability to select Advisors and the Advisors' ability to trade profitably. MLIM LLC's selection procedures, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

          MLIM LLC's decision to terminate or reallocate assets among Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIM LLC's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIM LLC's principals is an important factor in its allocation decisions.

          MLIM LLC has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. In particular, MLIM LLC has to date made significantly fewer reallocations of trading assets and adjustments in the Advisor combinations for the Partnership than in the case of many of MLIM LLC's multi-advisor funds. However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

     RESULTS OF OPERATIONS

          GENERAL.

          MLIM LLC believes that selected advisor futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Partnership's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Partnership may be less successful over a longer than a shorter period.

          Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Advisors are affected differently by trending markets as well as by particular types of trends.

          MLIM LLC attempts to control credit risk in the Partnership's futures, forward and options trading by trading only through MLPF&S. MLPF&S acts solely as a broker or counterparty to the Partnership's trades; it does not advise with respect to, or direct, any such trading.

          MLIM LLC attempts to control the market risk inherent in the Partnership's trading by MLIM LLC's selected advisor strategy and Advisor selections. MLIM LLC reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what MLIM LLC determines as being excessively concentrated in a limited number of markets -- in which case MLIM LLC may, as of the next month-end or quarter-end, adjust the Partnership's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

          MLIM LLC may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIM AS LLC has not done so to date and MLIM LLC does not presently intend to do so.

     PERFORMANCE SUMMARY

2002

                     TOTAL TRADING
                        RESULTS
Interest Rates        $ 5,117,814
Stock Indices             415,712
Agriculture              (348,420)
Currencies              2,297,709
Energy                   (757,181)
Metals                     57,482
                     -------------
                      $ 6,783,116
                     =============

          The Partnership's overall trading performance was profitable with gains in interest rates and currency sectors contributing the most profits.

          Results from the interest rate sector provided solid positive performance for the Partnership. Most profits were returned in the third quarter and the month of December. The yield curve on major debt instruments declined throughout the third quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas. During December, trading strategies capitalized on the lowered interest rates by the European Central Bank, causing the Euribor rates to trend higher.

          Profits resulting from trading in the currency sector provided the Partnership with gains in the second quarter and December, which outweighed losses sustained during other periods in the year. The decline in the U.S. dollar during the first half of the year continued through June unabated, fueled by the decline in the U.S. equity markets. The trading strategies were able to capitalize on the declining U.S. dollar in December and weather the volatility of the currency market during the last two weeks of the year.

          The trading in stock indices found profits from its short positions during the second and third quarters of the year offsetting losses in the first and last quarter. The strength of U.S. economic data continued to surprise on the upside, pointing toward a stronger recovery than expected, but the equity markets remained weak. The downward trending market created a good environment for the trend following traders, as investors in the equity markets were still liquidating equity exposure during the third quarter.

          The metals sector brought slight gains to the Partnership due to a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The effect of the settlement payment was included in the Partnership's performance in August.

          Agricultural commodities brought in trading losses for the year. A slight second and third quarter run up was unable to offset the losses sustained in the fourth quarter, especially in December. The beginning of the year brought uncertainty in the global market place creating a difficult trading environment. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans aided in sustaining a price rally in the summer months. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest. The sector returned some gains later in September, as harvests were not as bad as was feared. In December, soybeans had a large sell-off, which had a large impact on the soybean oil spread trade being held by the Partnership.

          The energy sector brought in the most losses for the year. Recoveries being made in August and September were completely reversed and worsened in October and November. Crude oil led the gains in August and September as continued talk of military action against Iraq built a risk premium into prices. In October, crude oil reversed sharply as fears over a war with Iraq subsided and reversed its long trend going from $31 a barrel to $27 during the month. In November, news of the Iraqi acceptance of the UN resolution for arms inspections was expected to further drive prices down but unexpectedly failed to do so, resulting in continued losses in the portfolio of short crude positions.

2001

                     TOTAL TRADING
                        RESULTS
Interest Rates        $ 5,442,962
Stock Indices           1,721,439
Agriculture              (274,339)
Currencies               (567,009)
Energy                   (105,739)
Metals                   (166,178)
                     -------------
                      $ 6,051,136
                     =============

          The Partnership's overall trading strategy was profitable. Gains realized in the interest rates and stock indices sectors more than offset other losses.

          Trading in the interest rates markets was the most profitable strategy for the Partnership. Eurodollar futures contracts rose dramatically early in the year as the U. S. economy weakened and the Federal Reserve cut interest rates. The announcement by the U.S. Treasury in October to cease issuing 30 year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve. The global fixed income market rally fizzled in November, returning to pre-September 11 levels.

          Stock index trading was also profitable. Short positions in the S&P 500 and Nikkei 225 indices produced gains early in the year. Various short positions also were successful as major indices in the world markets fell as corporate earnings were poor and the global economic slump could worsen as a result of the September 11 attacks. By year end, positive reports on the U.S. economy and growing optimism for a brighter 2002 caused stock markets to rally.

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

          Metals trading resulted in losses for the Partnership. Demand restraints and a lack of momentum were the overall theme for the year. Weakness in the Euro, a decline in the Australian dollar to an all time low and producer and central bank selling sent gold prices lower. Long gold positions were profitable as investors flocked to safety following the terrorists attacks.

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

2000

                     TOTAL TRADING
                        RESULTS
Interest Rates        $ 2,464,097
Stock Indices          (2,254,151)
Agriculture               151,043
Currencies              3,947,684
Energy                  2,081,146
Metals                   (360,704)
                     -------------
                      $ 6,029,115
                     =============

          The Partnership's overall trading strategy was profitable in 2000. Trading in the currency, interest rates, energy and agricultural markets was successful, while losses were realized in the stock indices and metal markets. The majority of the Partnership's profits were realized in November and December.

          Currency trading started slowly but was profitable by year-end. The Euro declined against the U.S. dollar after officials from the Group of Seven met and failed to express concern about its low levels. Other factors for its decline include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. In the second quarter, currencies suffered overall when the yen appreciated against the U.S. dollar due to speculation that the Japanese government was considering a stimulus package after the G8 summit in July. In September, short yen positions were profitable as the yen weakened against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. The Euro fell to a record low despite stronger than expected European data and the success of the German tax reform package. Short positions in the Canadian dollar were profitable despite weakening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada. Euro and yen trading was profitable in December.

          Trading in the interest rate markets was successful despite volatile market conditions. Short Eurodollar trading was profitable as European Union ministers blamed its slide in January on rapid U.S. growth and fears the Federal Reserve would continue to raise interest rates. Losses were realized in the Japanese ten-year bond, U.S. ten-year Treasury note and long U.S. Treasury positions as the yield curve fluctuated widely during the first quarter. U.S. bond yields fell in the second quarter as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. U.S. bonds were unprofitable when bonds rallied during June after a higher than expected unemployment report and a lack of interest rate action by the Federal Reserve. Losses were incurred in the third quarter on Japanese ten-year bond positions. In November and December, trading was profitable as uncertainty surrounding the U.S. Presidential election caused investors to favor bond markets over equities.

          Energy trading was successful for the year. Long crude oil and unleaded gas positions realized gains early in the year despite the possibility of OPEC increasing crude oil production. Such a hike would still leave oil inventories at levels much below normal. Prices continued to rise in the second quarter as the International Energy Agency reported the need for additional oil to prevent an inventory shortage. By August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking production capacity, limited prospects of non-OPEC supply growth and OPEC's key countries's desire for a higher average price. Fears of supply shortages pushed prices higher as December saw colder temperatures than last year.

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

          Trading in the stock index markets was the most unprofitable strategy for the Partnership. Volatile market conditions led to unprofitable positions in the S&P 500 and the FTSE - Financial Times index early in the year. Signs of rising inflation led to losses in Nikkei 225 and S&P 500 positions on concerns the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. The S&P 500 finished September lower as buyers retreated due to fears of an economic slowdown. The year closed with losses from DAX German Stock Index and Hang Seng trading.

     VARIABLES AFFECTING PERFORMANCE

          The principal variables which determine the net performance of the Partnership are gross profitability and interest income.

          During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis and the Incentive Override. Gross profitability is in turn affected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

          Except in unusual circumstances, factors (e.g. regulatory approvals, cost of goods sold, employee relations and the like) which often materially affect an operating business have virtually no impact on the Partnership.

     LIQUIDITY; CAPITAL RESOURCES

          The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on a non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership's operation to date and are expected to continue to be so.

          All of the Partnership's assets are held in cash except for the net unrealized profit on open positions. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

          Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

          PAST PERFORMANCE NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

          The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Partnership's main line of business.

          Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flows. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

          The Partnership, under the direction of its Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

          Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representations that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempt to manage market risk.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

          QUANTITATIVE FORWARD-LOOKING STATEMENTS

          The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

          The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

          Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. Maintenance margin levels are established by dealers and exchanges using historical price studies, as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

          In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

          The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

          100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years 2002 and 2001. During the fiscal year 2002, the Partnership's average capitalization was approximately $48,237,517. During the fiscal year 2001, the Partnership's average capitalization was approximately $55,652,433.

                                   DECEMBER 31, 2002
                                   -----------------
                     AVERAGE          % OF AVERAGE       HIGHEST VALUE    LOWEST VALUE
MARKET SECTOR      VALUE AT RISK     CAPITALIZATION        AT RISK          AT RISK
--------------   ----------------  -----------------   ---------------   --------------
Interest Rates       $ 1,139,340               2.36%      $ 3,287,890      $   631,985
Currencies             1,565,757               3.24%        2,320,840          341,387
Stock Indices            290,092               0.60%          449,262          102,551
Metals                   466,448               0.97%          732,300          109,567
Agriculture              577,681               1.20%          916,918          245,359
Energy                   408,687               0.85%          761,480          147,460
                 ----------------  ------------------  ---------------   --------------

TOTAL                $ 4,448,005               9.22%      $ 8,468,690      $ 1,578,309
                 ================  ==================  ===============   ==============

                                   DECEMBER 31, 2001
                                   -----------------
                     AVERAGE          % OF AVERAGE       HIGHEST VALUE    LOWEST VALUE
MARKET SECTOR      VALUE AT RISK     CAPITALIZATION        AT RISK          AT RISK
--------------   ----------------  -----------------   ---------------   --------------
Interest Rates       $ 1,312,352               2.36%      $ 1,971,774      $   719,448
Currencies             1,971,992               3.54%        2,510,890        1,230,825
Stock Indices            361,743               0.65%          691,360          248,503
Metals                   768,283               1.38%        1,191,400          248,450
Agriculture              776,016               1.39%        1,464,090          164,650
Energy                   293,830               0.53%          542,740          120,000
                 ----------------  ------------------  ---------------   --------------

TOTAL                $ 5,484,216               9.85%      $ 8,372,254      $ 2,731,876
                 ================  ==================  ===============   ==============

     Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Partnership's capitalization at the end of each calendar quarter of fiscal years 2002 and 2001.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

          The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions unusual, but historically recurring from time to time could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership gives no indication of this "risk of ruin."

NON-TRADING RISK

          FOREIGN CURRENCY BALANCES; CASH ON DEPOSIT WITH MLPF&S

          The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

          The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

          The following qualitative disclosures regarding the Partnership's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used by MLIM AS LLC and to be used by MLIM LLC and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

          The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

          INTEREST RATES.

          Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLIM LLC anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

          CURRENCIES.

          The Partnership trades in a large number of currencies. However, the Partnership's major exposures have typically been in the U.S.dollar/yen, U.S. dollar/Euro and U.S. dollar/pound positions. MLIM LLC does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

          STOCK INDICES.

          The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2002 the Partnership's primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

          METALS.

          The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to an extent, platinum). MLIM LLC anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

          AGRICULTURAL COMMODITES.

          The Partnership's primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2002. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, MLIM LLC anticipates that the Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

          ENERGY.

          The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

          The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

          FOREIGN CURRENCY BALANCES.

          The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euro. The Partnership has minimal exchange rate exposure on these balances.

          U.S. DOLLAR BALANCES.

          The Partnership holds its U.S. dollars in cash at MLPF&S. The Partnership has immaterial cash-flow and interest-rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

     TRADING RISK

          MLIM LLC has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

          At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

          Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

     NON-TRADING RISK

          The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting these balances back into U.S. dollars on a weekly basis.

          The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLIM LLC does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
     ML Global Horizons LP

Net Income by Quarter
Eight Quarters through December 31, 2002

                               FOURTH        THIRD       SECOND      FIRST         FOURTH       THIRD       SECOND        FIRST
                               QUARTER      QUARTER     QUARTER     QUARTER       QUARTER      QUARTER      QUARTER      QUARTER
                                2002          2002        2002        2002          2001         2001        2001          2001
                                ----          ----        ----        ----          ----         ----        ----          ----
Total Income (Loss)         $  (402,594)  $5,936,440  $4,807,349  $(2,756,928)  $  (19,190)  $3,166,753  $(1,649,199)  $ 6,540,580
Total Expenses                  828,403    1,567,039   1,199,822      915,352      880,946    1,546,351      507,877     2,866,345
                            ------------------------------------------------------------------------------------------------------
Net Income (Loss)           $(1,230,997)  $4,369,401  $3,607,527  $(3,672,280)  $ (900,136)  $1,620,402  $(2,157,076)  $ 3,674,235
                            ======================================================================================================

Net Income (Loss) per Unit  $     (5.03)  $    16.99  $    13.43  $    (13.25)  $    (3.16)  $     5.51  $     (7.03)  $     11.23

          The financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Partnership and MLIM LLC is now its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in or disagreements with independent auditors on accounting or financial disclosure.




                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

          As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM LLC. Trading decisions are made by the Advisors on behalf of the Partnership. MLIM AS LLC promoted the Partnership and MLIM LLC is now its controlling person.

          The managers and executive officers of MLIM LLC and their respective business backgrounds are as follows.

FABIO P. SAVOLDELLI    Executive Vice President, Chief Investment Officer, and
                       Managing Director - Alternative Strategies Division

JAMES KASE             President

PHILIP L. KIRSTEIN     General Counsel

PATRICK HAYWARD        Chief Financial Officer

VINAY MENDIRATTA       Vice President and Chief Operations Officer - Alternative
                       Strategies Division

          Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Executive Vice President, Chief Investment Officer, and Managing Director - Alternative Strategies Division of MLIM LLC. He oversees the Partnership's investments. Mr. Savoldelli served as Managing Director for Merrill Lynch Corporate and Institutional Client Group from 1996 to 1999. Prior to joining Merrill Lynch he served as Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA Partnerships. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

          James Kase was born in 1960. Mr. Kase is President of MLIM LLC and Managing Director & Head of Distribution of Merrill Lynch Investment Managers L.P. His previous position at Merrill Lynch was selling quantitative-based equity products to institutional investors for 17 years. Prior to joining Merrill Lynch, he was Head of Equity Sales and Research for Lehman Brothers, Asia. He also managed equity derivative sales in the Americas for Lehman from 1995-1998. From 1986-1993, Mr. Kase was in Capital Market Sales at Bankers Trust. He received his Bachelor of Arts in Political Science from Brown University

                  Philip L. Kirstein was born in 1945. Mr. Kirstein has served as General Council of MLIM LLC since August 2001. He also serves as General Counsel of MLIM and Fund Asset Management, a position he has held since 1984. He received his Bachelor of Science from the University of North Carolina, He received his Juris Doctor from the Syracuse University School of Law and his LLB from the New York University School of Law.

          Patrick Hayward was born in 1967. He has served as Chief Financial Officer for MLIM Americas Institutional and MLIM LLC since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale. He received his Bachelor of Arts from College of William & Mary.

          Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director & Chief Operating Officer for Alternative Strategies Division of MLIM LLC. He is responsible for the management of MLIM's Hedge Fund of Funds business. Most recently he was MLIM's Alternative Investments product specialist based in London responsible for the marketing hedge fund products to clients in Europe and the Middle East. Prior to joining MLIM, Mr. Mendiratta was a product specialist for Bankers Trust's quantitaive investment team. He worked with the portfolio management team to structure and market a variety of quantitatively managed investment products to institutional and retail investors. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia University.

          As of December 31, 2002, MLIM AS LLC's general partner interest in the Partnership was valued at approximately $499,969.

          As of February 28, 2003 MLIM LLC acts as general partner to three public futures Partnerships whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Principal Protection L.P., and the Partnership. Because MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds.

     (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

     (d)  FAMILY RELATIONSHIPS:

               None.

     (e)  BUSINESS EXPERIENCE:

               See Items 10 (a) and 10(b) above.

     (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

     (g)  PROMOTERS AND CONTROL PERSONS:

               Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

          The managers and officers of MLIM LLC are remunerated by MLIM LLC in their respective positions. The Partnership does not itself have any officers, managers or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIM LLC and Incentive Overrides and Administrative Fees to MLIM LLC. MLIM LLC or its affiliates may also receive certain economic benefits from the possession of the Partnership's U.S. dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLIM LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIM LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

          As of December 31, 2002, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

          As of December 31, 2002, MLIM AS LLC owned 2,519 Units
(unit-equivalent general partnership interests), which was approximately 1.07% of the total Units outstanding. Such amounts have now been assigned to MLIM LLC.

     (c)  CHANGES IN CONTROL:

          None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

          All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

          The Partnership pays indirectly Merrill Lynch through MLPF&S and MLIM LLC substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

          Within the Merrill Lynch organization, MLIM LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM LLC controls the management of the Partnership and serves as its promoter. Although, neither MLIM AS LLC nor MLIM LLC has sold any assets, directly or indirectly, to the

Partnership, MLIM AS LLC had made and MLIM LLC may make substantial profits from the Partnership due to the foregoing revenues.

          No loans have been, are or will be outstanding between MLIM LLC or any of its principals and the Partnership.

          MLIM AS LLC paid and MLIM LLC may pay substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC and MLIM LLC are ultimately paid back for these expenditures from the revenues it receives from the Partnership.

     (b)  CERTAIN BUSINESS RELATIONSHIPS:

          MLPF&S, an affiliate of MLIM AS LLC and MLIM LLC, acts as the principal commodity broker for the Partnership.

          In 2002, the Partnership expensed: (i) Brokerage Commissions of $3,571,969, which included $651,114 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $123,171 to MLIM LLC. In addition, MLIM AS LLC and MLIM LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business -- Charges" and
"-- Description of Current Charges" for a discussion of other business dealings between MLIM LLC affiliates and the Partnership.

          The fact that MLIM LLC receives incentive compensation from the Partnership (which is an unusual fee arrangement for MLIM LLC) could cause MLIM LLC to manage the Partnership in a more speculative and "risky" fashion than MLIM LLC otherwise would.

     (c)  INDEBTEDNESS OF MANAGEMENT:

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  TRANSACTIONS WITH PROMOTERS:

          Not applicable.

ITEM 14: CONTROLS AND PROCEDURES

          Merrill Lynch Investment Managers LLC, the General Partner of ML Global Horizons L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                        PAGE
           ---------------------------------------------                         ----
           Independent Auditors' Report                                             1

           Statements of Financial Condition as of December 31, 2002 and 2001       2

           For the years ended December 31, 2002, 2001 and 2000:
           Statements of Income                                                     3
           Statements of Changes in Partners' Capital                               4

           Financial Data Highlights for the year ended December 31, 2002           5

           Notes to Financial Statements                                         6-10

     (a)28(d). FINANCIAL STATEMENT SCHEDULES:

          Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

     (a)3. EXHIBITS:

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION              DESCRIPTION
-----------              -----------
1.01                     Selling Agreement among the Partnership, MLIM AS LLC,
                         MLPF&S, the Selling Agent and the Advisors.

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

10.01(d)                 Form of Advisory Agreement between the Partnership,
                         MLIM AS LLC, MLPF&S and prospective trading advisors.


EXHIBIT 10.01(d): Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02                    Form of Consulting Agreement between each Advisor, the
                         Partnership and MLPF&S.

EXHIBIT 10.02: Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.

10.03                    Form of Customer Agreement between the Partnership and
                         MLPF&S.

EXHIBIT 10.03: Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.05                    Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.05: Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement
                         (as Exhibit D).

10.06                    Foreign Exchange Desk Service Agreement, dated July 1,
                         1993 among Merrill Lynch International Bank, MLIM AS
                         LLC, MLPF&S and the Partnership.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration
                         Statement.

10.07 Form of Advisory and Consulting Agreement Amendment among MLIM AS LLC, each Advisor, the Partnership and
                         MLPF&S.

EXHIBIT 10.07: Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                    2002 Annual Report and Independent Auditors' Report.

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

     (b)  REPORT ON FORM 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ML GLOBAL HORIZONS L.P.

                                       By: MERRILL LYNCH INVESTMENT MANAGERS LLC
                                                General Partner

                                       By:/s/Fabio P. Savoldelli
                                       -------------------------
                                       Fabio P. Savoldelli
                                       Executive Vice President, Chief
                                       Investment Officer, and Managing Director
                                       - Alternative Strategies Division
                                       (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                        Date
---------                           -----                                                        ----
/s/Fabio P. Savoldelli              Executive Vice President, Chief Investment Officer,          March 31, 2003
----------------------              and Managing Director - Alternative Strategies Division
Fabio P. Savoldelli                 (Principal Executive Officer)

/s/James Kase                       President                                                    March 31, 2003
-------------
James Kase

/s/Philip L Kirstein                General Counsel                                              March 31, 2003
--------------------
Philip L. Kirstein

/s/Patrick Hayward                  Chief Financial Officer                                      March 31, 2003
------------------                  (Principal Financial and Accounting Officer)
Patrick Hayward

/s/Vinay Mendiratta                 Vice President and Chief Operations Officer                  March 31, 2003
-------------------                 - Alternative Strategies Division
Vinay Mendiratta

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM LLC).

MERRILL LYNCH INVESTMENT                    General Partner of Registrant                        March 31, 2003
MANAGERS LLC

By: /s/ Fabio P. Savoldelli
    -------------------------
      Fabio P. Savoldelli

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this annual report on Form 10-K of ML Global Horizons L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of managers (or persons performing the equivalent function):

     a) all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief
Investment Officer, and Managing Director
- Alternative Strategies Division
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with this annual report of ML Global Horizons L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.




Date: March 31, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief
Investment Officer, and Managing Director
- Alternative Strategies Division
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Patrick Hayward, certify that:

1. I have reviewed this annual report on Form 10-K of ML Global Horizons L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of managers (or persons performing the equivalent function):

     a) all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

-----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with this annual report of ML Global Horizons L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.




Date: March 31, 2003

-----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                             ML GLOBAL HORIZONS L.P.

                                 2002 FORM 10-K

                                INDEX TO EXHIBITS

                    EXHIBIT
                    -------
Exhibit 13.01       2002 Annual Report and Independent Auditors' Report