Form 10-Q
period 2003-03-31
ML GLOBAL HORIZONS LP
filed 2003-05-15
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

            Delaware                                  13-3716393
--------------------------------          --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             New York, NY 10038-2510
                             -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                    -----------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                              March 31,              December 31,
                                                                 2003                    2002
                                                             (unaudited)
                                                        ----------------------   ----------------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and option premiums                              $       49,382,817       $       44,673,219
    Net unrealized profit on open contracts                         (352,395)               3,895,913
Accrued interest                                                      48,519                   48,938
                                                        ----------------------   ----------------------

        Total assets                                      $       49,078,941       $       48,618,070
                                                        ======================   ======================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Brokerage commissions payable                         $          296,525       $          293,733
    Profit shares payable                                            434,694                  469,765
    Administrative fees payable                                       10,225                   10,129
    Redemptions payable                                            1,096,381                  837,586
    Incentive override payable                                       234,242                   64,580
                                                        ----------------------   ----------------------

        Total liabilities                                          2,072,067                1,675,793
                                                        ----------------------   ----------------------

PARTNERS' CAPITAL:
    General Partner (2,519 and 2,519 Units)                          524,454                  499,969
    Limited Partners (223,259 and 233,990 Units)                  46,482,420               46,442,308
                                                        ----------------------   ----------------------

        Total partners' capital                                   47,006,874               46,942,277
                                                        ----------------------   ----------------------

            TOTAL                                         $       49,078,941       $       48,618,070
                                                        ======================   ======================

NET ASSET VALUE PER UNIT

    (Based on 225,778 and 236,509 Units outstanding)      $           208.20       $           198.48
                                                        ======================   ======================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                           For the three              For the three
                                                           months ended               months ended
                                                             March 31,                  March 31,
                                                               2003                       2002
                                                      ----------------------     ----------------------
REVENUES:
    Trading profit (loss):
        Realized                                       $         8,136,394        $        (2,912,289)
        Change in unrealized                                    (4,249,375)                   (54,494)
                                                      ----------------------     ----------------------

            Total trading results                                3,887,019                 (2,966,783)

    Interest income                                                139,378                    209,855
                                                      ----------------------     ----------------------

            Total revenues                                       4,026,397                 (2,756,928)
                                                      ----------------------     ----------------------

EXPENSES:
    Profit shares                                                  481,489                       --
    Brokerage commissions                                          925,874                    884,840
    Incentive override                                             244,773                       --
    Administrative fees                                             31,927                     30,512
                                                      ----------------------     ----------------------

            Total expenses                                       1,684,063                    915,352
                                                      ----------------------     ----------------------

NET INCOME (LOSS)                                      $         2,342,334        $        (3,672,280)
                                                      ======================     ======================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                      234,186                    277,175
                                                      ======================     ======================

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit        $            10.00         $           (13.25)
                                                      ======================     ======================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)

                                                       General                  Limited
                                  Units                Partner                  Partners                    Total
                             ---------------     -------------------     ----------------------     ----------------------
PARTNERS' CAPITAL,
  December 31, 2001                278,468         $       562,414         $       51,211,046         $       51,773,460

Net loss                              --                   (39,977)                (3,632,303)                (3,672,280)

Redemptions                         (7,313)                   --                   (1,270,893)                (1,270,893)
                             ---------------     -------------------     ----------------------     ----------------------

PARTNERS' CAPITAL,
  March 31, 2002                   271,155         $       522,437         $       46,307,850         $       46,830,287
                             ===============     ===================     ======================     ======================

PARTNERS' CAPITAL,
  December 31, 2002                236,509         $       499,969         $       46,442,308         $       46,942,277

Net income                            --                    24,485                  2,317,849                  2,342,334

Redemptions                        (10,731)                   --                   (2,277,737)                (2,277,737)
                             ---------------     -------------------     ----------------------     ----------------------

PARTNERS' CAPITAL,
  March 31, 2003                   225,778         $       524,454         $       46,482,420         $       47,006,874
                             ===============     ===================     ======================     ======================

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT


                    -----------------------------------------
                               Jan        Feb        Mar
                    -----------------------------------------
                    2002     $179.13    $173.22    $172.71
                    -----------------------------------------
                    2003     $209.82    $218.58    $208.20
                    -----------------------------------------

Performance Summary

January 1, 2003 to March 31, 2003

The Partnership experienced gains in the currency, energy and interest rate and losses in the stock index, agricultural commodity and metals sectors. Overall, for the quarter, the Partnership experienced gains.

The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

Energy was a profitable sector for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day citing expected severely cold weather and supply shortages. The Partnership profited from this event but such volatility caused many of the Advisors to reduce their long positions. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March.

Interest rate futures were also profitable for the quarter. February had significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of a global economic slowdown benefiting the Partnership's long exposures. Selective long/short rate exposure globally was the main driver to gains generated in the sector. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict in Iraq triggered the liquidation of many fixed income investments hurting long exposures.

Trading in stock indices posted slight losses for the quarter. The market was choppy throughout the quarter making trading difficult. Most indices recorded three-month lows in January causing managers to flip positions and shorts were initiated in most major markets. During the rest of the quarter, choppy markets caused short positions to be covered to protect against the risk of significant losses.

Trading in agricultural commodities posted losses for the quarter. The Partnership held positions in sugar, livestock and the soybean complex. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low.

The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. The Partnership sustained losses in February and March as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February and continued to decline. Gold's appeal as a safe investment diminished.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          As of February 28, 2003, the general partner interest and the management authority of the Partnership was assigned from MLIM Alternative Strategies LLC to Merrill Lynch Investment Managers LLC ("MLIM LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

          There are no exhibits required to be filed as part of this report.

          (b)  Reports on Form 8-K
               -------------------

          There were no reports on Form 8-K filed during the first three months of fiscal 2003.

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

                               ML GLOBAL HORIZONS L.P.






                               By:  MERRILL LYNCH INVESTMENT
                                    MANAGERS LLC
                                       General Partner

Date: May 15, 2003             By /s/ FABIO P. SAVOLDELLI
                                  ------------------------
                                  Fabio P. Savoldelli
                                  Executive Vice President, Chief Investment
                                  Officer and Managing Director - Alternative
                                  Strategies Division
                                  (Principal Executive Officer)

Date:  May 15, 2003            By /s/ PATRICK HAYWARD
                                  -------------------
                               Patrick Hayward
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
-----------------------

By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.

Date: May 15, 2003
-----------------------

By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Patrick Hayward, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.

Date: May 15, 2003
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)