Form 10-Q
period 2003-06-30
ML GLOBAL HORIZONS LP
filed 2003-08-13
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-23240

                             ML GLOBAL HORIZONS L.P.
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

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

                                  609-282-6996
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2003            2002
                                                              -------------    -------------
                                                               (UNAUDITED)
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                    $  48,495,344    $  44,673,219
  Net unrealized profit on open contracts                         1,018,677        3,895,913
Accrued interest                                                     41,303           48,938
                                                              -------------    -------------

      Total assets                                            $  49,555,324    $  48,618,070
                                                              =============    =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                               $     299,389    $     293,733
  Profit shares payable                                             568,448          469,765
  Administrative fees payable                                        10,324           10,129
  Redemptions payable                                               300,415          837,586
  Incentive override payable                                        433,266           64,580
                                                              -------------    -------------

      Total liabilities                                           1,611,842        1,675,793
                                                              -------------    -------------

PARTNERS' CAPITAL:
  General Partner (2,519 and 2,519 Units)                           547,181          499,969
  Limited Partners (218,193 and 233,990 Units)                   47,396,301       46,442,308
                                                              -------------    -------------

      Total partners' capital                                    47,943,482       46,942,277
                                                              -------------    -------------

        TOTAL                                                 $  49,555,324    $  48,618,070
                                                              =============    =============

NET ASSET VALUE PER UNIT

  (Based on 220,712 and 236,509 Units outstanding)            $      217.22    $      198.48
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

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                         FOR THE THREE   FOR THE THREE    FOR THE SIX      FOR THE SIX
                                                          MONTHS ENDED    MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                                            JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,
                                                              2003            2002            2003             2002
                                                         -------------   -------------    ------------     ------------
REVENUES:
  Trading profit (loss):
    Realized                                             $   1,935,351   $   3,493,854    $ 10,071,745     $    581,565
    Change in unrealized                                     1,370,851       1,108,643      (2,878,524)       1,054,149
                                                         -------------   -------------    ------------     ------------

      Total trading results                                  3,306,202       4,602,497       7,193,221        1,635,714

  Interest income                                              132,201         204,852         271,579          414,707
                                                         -------------   -------------    ------------     ------------

      Total revenues                                         3,438,403       4,807,349       7,464,800        2,050,421
                                                         -------------   -------------    ------------     ------------

EXPENSES:
  Profit shares                                                259,610         295,033         741,099          295,033
  Brokerage commissions                                        899,781         874,630       1,825,655        1,759,470
  Incentive override                                           211,578               -         456,351                -
  Administrative fees                                           31,027          30,159          62,954           60,671
                                                         -------------   -------------    ------------     ------------

      Total expenses                                         1,401,996       1,199,822       3,086,059        2,115,174
                                                         -------------   -------------    ------------     ------------

NET INCOME (LOSS)                                        $   2,036,407   $   3,607,527    $  4,378,741     $    (64,753)
                                                         =============   =============    ============     ============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding                      224,168         268,642         229,176          272,910
                                                         =============   =============    ============     ============

  Net income (loss) per weighted average
    General Partner and Limited Partner Unit             $        9.08   $       13.43    $      19.11     $      (0.24)
                                                         =============   =============    ============     ============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2003 and 2002
                 -----------------------------------------------
                                   (unaudited)

                                                     GENERAL       LIMITED
                                       UNITS         PARTNER       PARTNERS         TOTAL
                                   ------------   ------------   ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2001                     278,468   $    562,414   $ 51,211,046    $ 51,773,460

Net income (loss)                             -            944        (65,697)        (64,753)

Redemptions                             (14,973)             -     (2,636,837)     (2,636,837)
                                   ------------   ------------   ------------    ------------

PARTNERS' CAPITAL,
  June 30, 2002                         263,495   $    563,358   $ 48,508,512    $ 49,071,870
                                   ============   ============   ============    ============

PARTNERS' CAPITAL,
  December 31, 2002                     236,509   $    499,969   $ 46,442,308    $ 46,942,277

Net income                                    -         47,212      4,331,529       4,378,741

Redemptions                             (15,797)             -     (3,377,536)     (3,377,536)
                                   ------------   ------------   ------------    ------------

PARTNERS' CAPITAL,
  June 30, 2003                         220,712   $    547,181   $ 47,396,301    $ 47,943,482
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

                             ML GLOBAL HORIZONS L.P.
                        (a Delaware Limited Partnership)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

             -----------------------------------------------------------
                     JAN.     FEB.     MAR.    APR.     MAY      JUN.
             -----------------------------------------------------------
             2002    $179.13  $173.22  $172.71 $171.39  $176.93  $186.23
             -----------------------------------------------------------
             2003    $209.82  $218.58  $208.20 $209.93  $220.27  $217.22
             -----------------------------------------------------------

Performance Summary

JANUARY 1, 2003 TO JUNE 30, 2003

January 1, 2003 to March 31, 2003

The Partnership experienced gains in the currency, energy and interest rate and losses in the stock index, agricultural commodity and metals sectors. Overall, for the quarter, the Partnership experienced gains.

The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

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

April 1, 2003 to June 30, 2003

The Partnership realized gains in the currency and interest rate sectors and realized losses in the energy, stock indices, metals and the agricultural commodities sectors. Overall, the Partnership recognized gains for the quarter.

The currency sector was the strongest performer for the Partnership. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits.

The interest rate sector generated strong gains during the second quarter producing significant profits in May. After a mixed start in April, the bond market rally continued through May despite the stock market recovery. The U.S., European and Japanese bond markets reached new highs in June, as investors were convinced the Federal Reserve would cut short-term rates by 50 basis points. U.S. fixed income markets were disappointed with the size of the rate cut by the Federal Reserve and by the realization that further rate cuts would remain far in the future. Economic news out of the Eurozone confirmed economic stagnation.

The energy markets produced a small loss for the quarter. In April and May, the markets were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected. The SARS epidemic was expected to reduce the demand for jet fuel, which the markets extrapolated to affect crude oil prices. Natural gas was very volatile during June.

Trading in stock indices posted losses for the second quarter. The U.S. and European markets outperformed the Asian/Pacific markets during in May. Short positions in Europe and the U.S. were covered as the equity markets staged a postwar recovery, causing exposures to flip from long to flat after losses were realized. Gains were generated in trading the DAX and various Pacific-rim indices during June.

The metals sector generated losses this quarter. Short positions in base metals and precious metals contributed to losses in the sector. Gold generated losses in June reacting to a U.S. dollar sell off.

Trading in agricultural commodities produced the largest loss for the second quarter. The sector posted gains in April, mainly from soybeans, which rallied due to revisions in crop estimates and weather overseas. Supply and demand drove the livestock market to slightly higher volatility levels in June, creating losses that offset earlier gains in the quarter. Losses were posted in the livestock, oil seed and grains.

JANUARY 1, 2002 TO JUNE 30, 2002

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

          (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 2003.

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


                                   ML GLOBAL HORIZONS L.P.



                                   By:  MERRILL LYNCH INVESTMENT
                                        MANAGERS LLC
                                           General Partner



Date: August 14, 2003              By /s/ FABIO P. SAVOLDELLI
                                      -----------------------
                                      Fabio P. Savoldelli
                                      Executive Vice President, Chief Investment
                                      Officer and
                                      Managing Director - Alternative Strategies
                                      Division
                                      (Principal Executive Officer)



Date:  August 14, 2003             By /s/ PATRICK HAYWARD
                                      -------------------
                                   Patrick Hayward
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

Date: August 14, 2003
-----------------------

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

                                  EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: August 14, 2003
-----------------------

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

Date: August 14, 2003
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: August 14, 2003

-----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)