Form 10-Q
period 2003-09-30
ML GLOBAL HORIZONS LP
filed 2003-11-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-23240

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                          (Exact Name of Registrant as
                            specified in its charter)

             Delaware                                 13-3716393
  -----------------------------            --------------------------------
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

                                  609-282-6996
                    ---------------------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                              2003               2002
                                                           (UNAUDITED)
                                                          ---------------   ---------------
ASSETS
------
Equity in commodity futures trading accounts:
  Cash and option premiums                                 $  45,530,046     $  44,673,219
  Net unrealized profit on open contracts                      1,651,638         3,895,913
Accrued interest                                                  37,294            48,938
                                                          ---------------   ---------------

      Total assets                                         $  47,218,978     $  48,618,070
                                                          ===============   ===============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Brokerage commissions payable                            $     285,282     $     293,733
  Profit shares payable                                          350,042           469,765
  Administrative fees payable                                      9,837            10,129
  Redemptions payable                                            273,335           837,586
  Incentive override payable                                     314,100            64,580
                                                          ---------------   ---------------

      Total liabilities                                        1,232,596         1,675,793
                                                          ---------------   ---------------
PARTNERS' CAPITAL:
  General Partner (2,519 and 2,519 Units)                        537,069           499,969
  Limited Partners (213,169 and 233,990 Units)                45,449,313        46,442,308
                                                          ---------------   ---------------

      Total partners' capital                                 45,986,382        46,942,277
                                                          ---------------   ---------------

        TOTAL                                              $  47,218,978     $  48,618,070
                                                          ===============   ===============

NET ASSET VALUE PER UNIT

  (Based on 215,688 and 236,509 Units outstanding)         $      213.21     $      198.48
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

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                  FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                      2003              2002              2003              2002
                                                 ---------------   ---------------   ---------------   ---------------
REVENUES:
  Trading profit (loss):
    Realized                                      $    (814,513)    $   5,505,205     $   9,257,232     $   6,086,770

    Change in unrealized                                634,294           214,409        (2,244,230)        1,268,558
                                                 ---------------   ---------------   ---------------   ---------------

      Total trading results                            (180,219)        5,719,614         7,013,002         7,355,328

  Interest income                                       112,647           216,826           384,226           631,533
                                                 ---------------   ---------------   ---------------   ---------------

      Total revenues                                    (67,572)        5,936,440         7,397,228         7,986,861
                                                 ---------------   ---------------   ---------------   ---------------

EXPENSES:
  Profit Shares                                          40,052           378,267           781,151           673,300
  Brokerage commissions                                 862,180           934,064         2,687,835         2,693,534
  Incentive override                                   (111,218)          222,499           345,133           222,499
  Administrative fees                                    29,730            32,209            92,684            92,880
                                                 ---------------   ---------------   ---------------   ---------------

      Total expenses                                    820,744         1,567,039         3,906,803         3,682,213
                                                 ---------------   ---------------   ---------------   ---------------

NET INCOME (LOSS)                                 $    (888,316)    $   4,369,401     $   3,490,425     $   4,304,648
                                                 ===============   ===============   ===============   ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding                 219,042           257,239           225,800           267,685
                                                 ===============   ===============   ===============   ===============

  Net income (loss) per weighted average
  General Partner and Limited Partner Unit        $       (4.06)    $       16.99     $       15.46     $       16.08
                                                 ===============   ===============   ===============   ===============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 2003 and 2002
              -----------------------------------------------------
                                   (unaudited)

                                             GENERAL           LIMITED
                               UNITS         PARTNER           PARTNERS            TOTAL
                            -----------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  December 31, 2001            278,468     $     562,414     $  51,211,046     $  51,773,460

Net income                           -            52,476         4,252,172         4,304,648

Redemptions                    (29,060)                -        (5,380,973)       (5,380,973)
                            -----------   ---------------   ---------------   ---------------

PARTNERS' CAPITAL,
  September 30, 2002           249,408     $     614,890     $  50,082,245     $  50,697,135
                            ===========   ===============   ===============   ===============

PARTNERS' CAPITAL,
  December 31, 2002            236,509     $     499,969     $  46,442,308     $  46,942,277

Net income                           -            37,100         3,453,325         3,490,425

Redemptions                    (20,821)                -        (4,446,320)       (4,446,320)
                            -----------   ---------------   ---------------   ---------------

PARTNERS' CAPITAL,
  September 30, 2003           215,688     $     537,069     $  45,449,313     $  45,986,382
                            ===========   ===============   ===============   ===============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                             -----------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the trading advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                    JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
          -----------------------------------------------------------------------------------------------
          2002    $179.13   $173.22   $172.71   $171.39   $176.93   $186.23   $189.41   $198.31   $203.27
          -----------------------------------------------------------------------------------------------
          2003    $209.82   $218.58   $208.20   $209.93   $220.27   $217.22   $213.38   $212.16   $213.21
          -----------------------------------------------------------------------------------------------

Performance Summary

January 1, 2003 to September 30, 2003
-------------------------------------

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

The energy markets produced a small loss for the quarter. In April and May, the markets were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production in Iraq was not being resumed as initially estimated even though the destruction of their oilfields was smaller than expected. The SARS epidemic was expected to reduce the demand for jet fuel, which the markets extrapolated to affect crude oil prices. Natural gas was very volatile during June.

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

July 1, 2003 to September 30, 2003

The Partnership was profitable in the metals and stock index sectors and unprofitable in the energy, agriculture commodities, interest rates and currency sectors. Overall, the Partnership incurred losses for the quarter.

Trading in the metals sector was profitable for the quarter. Profits in the industrial complex outweighed losses in the precious metal sector for July. Copper and other industrial metals rallied on technical buying and stronger demand as economies showed stronger growth prospects. Gold appreciated by 2.50% and nickel appreciated by 8.02% in September.

Stock index trading was also profitable for the Partnership. Stock indices posted gains in July, although equities were fairly quiet for the month. The Japanese Nikkei was the star performer for August as it gained over 8% on strong economic numbers. The sector incurred a small loss in September as small gains in the Japanese Nikkei and the CAC 40 were outweighed by losses in other global indices.

The energy sector posted losses for the quarter. The sector was volatile throughout the quarter mainly due to the uncertainty in supply and estimates of demand that were projected to increase. Many of the systematic managers had difficulties trading crude oil as the price dropped from a high of $31.40 on September 3rd to a low of $26.65 on September 19th. This caused many Advisors to flip from long to short positions. The market later rallied back up to over $29 per barrel by month end as OPEC's announced production rate cut backs due on November 1st.

Trading in the agricultural commodities sector was unprofitable for the Partnership. In August, grain markets exhibited a large price move, as soybeans and corn rallied 16% and 14%, respectively. Weather drove prices up, due to very little rain over the course of the month in the Midwest, where the majority of the U.S. crops grow. Trend-followers covered their short exposure to these markets and by mid August went long, managing to recoup some of the losses.

The interest rate sector was unprofitable for the quarter. The U.S. bond market suffered heavy losses in July after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. By September, the global economic rebound was the primary focus of the market. The U.S. continued to produce mixed economic data, which led some investors to question the strength of the recovery. The G-7 summit resulted in a call for more flexible exchange rates around the world. This announcement signaled to the world marketplace that a weaker U.S. dollar is important to strengthen the global economy. Interest rates moved up slightly, as the central banks worldwide continued to reiterate that low interest rates are necessary to sustain an economic recovery.

The currency sector incurred the greatest losses for the Partnership for the third quarter. The U.S. dollar appreciated against most major currencies in July and August causing losses on position against the U.S. dollar. The G-7 summit directed the market to the idea that a weak U.S. dollar is important to global trade balance. Foreign currencies against the U.S. dollar appreciated such as the Japanese yen, Australian dollar, and Canadian dollar.

January 1, 2002 to September 30, 2002
-------------------------------------

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

The interest rate sector was profitable for the Partnership despite its slow start. Yields on major debt-instruments continued to decline. U.S. fixed income markets rallied sharply due to the flight-to-safety effect as well as the conviction that the U.S. Federal Reserve will raise rates later rather than sooner.

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

Stock index futures also brought positive returns for the quarter. The downward trending market created a good environment short positions. Investors in the equity markets were liquidating equity exposure.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable


Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Global Horizons L.P., with the participation of the General Partner's Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         There were no reports on Form 8-K filed during the first nine months of fiscal 2003.

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


                                    ML GLOBAL HORIZONS L.P.


                                      By:  MERRILL LYNCH INVESTMENT
                                        MANAGERS LLC
                                            General Partner


Date: November 14, 2003             By /s/ FABIO P. SAVOLDELLI
                                       -----------------------
                                       Fabio P. Savoldelli
                                       Executive Vice President, Chief
                                       Investment Officer and Managing Director
                                       - Alternative Strategies Division
                                       (Principal Executive Officer)


Date: November 14, 2003             By /s/ PATRICK HAYWARD
                                       -------------------
                                       Patrick Hayward
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: November 14, 2003

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


Date: November 14, 2003

---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: November 14, 2003

---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)