Form 10-K
period 2003-12-31
ML GLOBAL HORIZONS LP
filed 2004-03-30
CIK 904918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

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

                                                                    Yes /X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            /X/

Indicate by check mark whether registrant is an accelerated filer (as defined
by Rule 12b-2 of the Act)                                          Yes    No /X/


Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 2004, limited partnership units with an aggregate value of $49,660,017, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2003 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Annual reports are also available free of charge by contacting Alternative Investments - Client Services at 1-800-765-0995.

                             ML GLOBAL HORIZONS L.P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                                    PART I

Item 1.    Business.......................................................................    1

Item 2.    Properties.....................................................................    5

Item 3.    Legal Proceedings..............................................................    5

Item 4.    Submission of Matters to a Vote of Security Holders............................    5

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................................    5

Item 6.    Selected Financial Data........................................................    7

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................    9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................   13

Item 8.    Financial Statements and Supplementary Data....................................   18

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................................   18

Item 9A.   Controls and Procedures........................................................   18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................   19

Item 11.   Executive Compensation.........................................................   20

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................................   20

Item 13.   Certain Relationships and Related Transactions.................................   21

Item 14.   Principal Accountant Fees and Services.........................................   22

                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................   23

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

               Merrill Lynch Investment Managers, LLC ("MLIM LLC") is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker.

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

               As of December 31, 2003, the capitalization of the Partnership was $48,655,272, and the Net Asset Value per Unit, originally $100 as of January 4, 1994, had risen to $233.12.

               Through December 31, 2003, the highest month-end Net Asset Value per Unit was $233.12 (December 31, 2003) and the lowest $97.36 (February 28,
1994).

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

               One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership's returns have been significantly non-correlated with the United States stock and bond markets.

               USE OF PROCEEDS AND INTEREST INCOME

               SUBSCRIPTION PROCEEDS.

               MLIM LLC pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below. The most recent continuous offering of Units began for trading effective February 1, 2004.

               MARKET SECTORS.

               The Partnership trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is essentially no restriction on the commodity interests, which may be traded by any Advisor, or the rapidity with which an Advisor may alter its market sector allocations.

               MARKET TYPES.

               The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

               CHARGES

               The following table summarizes the charges incurred by the Partnership during 2003, 2002 and 2001.

                                           2003                             2002                           2001
                                 -----------------------------------------------------------------------------------------
                                                % OF AVERAGE                   % OF AVERAGE                   % OF AVERAGE
                                    DOLLAR       MONTH-END         DOLLAR       MONTH-END         DOLLAR       MONTH-END
        CHARGES                     AMOUNT       NET ASSETS        AMOUNT       NET ASSETS        AMOUNT       NET ASSETS
--------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions                      $  3,601,088           7.54%   $  3,571,969           7.40%   $  4,136,863           7.43%
Administrative Fees                   124,175           0.26%        123,171           0.26%        142,650           0.26%
Profit Shares                       1,998,129           4.19%        746,510           1.55%      1,511,234           2.72%
Incentive Override                    805,634           1.69%         68,966           0.14%         10,771           0.02%
                                 -----------------------------------------------------------------------------------------
Total                            $  6,529,026          13.68%   $  4,510,616           9.35%   $  5,801,518          10.43%
                                 =========================================================================================

               The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar available assets maintained at MLPF&S.

               The Partnership's average month-end Net Assets during 2003, 2002 and 2001 equaled $47,738,381, $48,237,517, and $55,652,433, respectively.

               During 2003, 2002 and 2001, the Partnership earned $496,656, $801,151 and $1,987,808, respectively, in interest income, or approximately 1.04%, 1.66% and 3.57%, respectively, of the Partnership's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT              NATURE OF PAYMENT           AMOUNT OF PAYMENT
---------              -----------------           ------------------
MLPF&S                 Brokerage Commissions       A flat-rate monthly
                                                   commission of 0.604 of 1% of
                                                   the Partnership's month-end
                                                   assets (a 7.25% annual rate).
                                                   As of February 1, 2004, the
                                                   flat monthly brokerage
                                                   commission rate was reduced
                                                   to 0.583 of 1% (a 7.00%
                                                   annual rate).

                                                   During 2003, 2002 and 2001,
                                                   the round-turn (each purchase
                                                   and sale or sale and purchase
                                                   of a single futures contract)
                                                   equivalent rate of the
                                                   Partnership's flat-rate
                                                   brokerage commissions was
                                                   approximately $84, $73 and
                                                   $88, respectively.

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

MLIM LLC               Annual Incentive            Paid by the Partnership as a
                       Overrides                   whole on an annual basis and
                                                   by reduction of the Net Asset
                                                   Value of Units when redeemed.
                                                   The Incentive Override equals
                                                   10% of any Net New Gain (as
                                                   defined). Units may generate
                                                   Net New Gain and be subject
                                                   to paying an Incentive
                                                   Override even though the Net
                                                   Asset Value per Unit has
                                                   declined below the purchase
                                                   price of such Units. As of
                                                   January 1, 2004, the annual
                                                   Incentive Override was
                                                   terminated.

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

MLPF&S;                Extraordinary expenses      Actual costs incurred; none
  Others                                           paid to date.

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

               The Partnership's offices are the offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs all administrative services for the Partnership from MLIM LLC's offices.

ITEM 3:   LEGAL PROCEEDINGS

               Merrill Lynch, a partner of MLIM, which is the sole member of MLIM LLC, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

               MLIM LLC or the Partnership itself has never been the subject of any material litigation.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Item 5(a)

  (a)     MARKET INFORMATION:

               There is no established public trading market for the Units, nor is it anticipated that will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

  (b)     HOLDERS:

          As of December 31, 2003, there were 1,495 holders of Units, including MLIM LLC.

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

ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                            FOR THE YEAR     FOR THE YEAR     FOR THE YEAR       FOR THE YEAR     FOR THE YEAR
                                               ENDED             ENDED            ENDED             ENDED            ENDED
                                            DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA                           2003              2002             2001              2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading profit (loss)
   Realized                                $   13,824,221    $    3,063,425   $    9,573,592    $    1,325,278   $    8,710,125
   Change in Unrealized                           (44,489)        2,373,002       (3,522,456)        4,703,837       (3,604,366)
   Settlement Proceeds                                  -         1,346,689                -                 -                -
                                           ------------------------------------------------------------------------------------
     Total Trading Results                     13,779,732         6,783,116        6,051,136         6,029,115        5,105,759
                                           ------------------------------------------------------------------------------------

Interest Income                                   496,656           801,151        1,987,808         3,939,708        4,451,948
                                           ------------------------------------------------------------------------------------

   Total Revenues                              14,276,388         7,584,267        8,038,944         9,968,823        9,557,707
                                           ------------------------------------------------------------------------------------

Expenses:
   Brokerage Commissions                        3,601,088         3,571,969        4,136,863         4,862,392        6,790,464
   Profit Shares                                1,998,129           746,510        1,511,234           837,948          670,277
   Administrative Fees                            124,175           123,171          142,650           167,669          234,154
   Incentive Override                             805,634            68,966           10,771                 -            5,555
                                           ------------------------------------------------------------------------------------
   Total Expenses                               6,529,026         4,510,616        5,801,518         5,868,009        7,700,450
                                           ------------------------------------------------------------------------------------
Net Income                                 $    7,747,362    $    3,073,651   $    2,237,426    $    4,100,814   $    1,857,257
                                           ====================================================================================

                                            DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA                              2003              2002             2001              2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value                $   48,655,272    $   46,942,277   $   51,773,460    $   60,280,800   $   79,137,177
Net Asset Value per Unit                   $       233.12    $       198.48   $       185.92    $       179.10   $       166.54
                                           ====================================================================================

                                         MONTH-END NET ASSET VALUE PER INITIAL UNIT
------------------------------------------------------------------------------------------------------------------------------
          JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
------------------------------------------------------------------------------------------------------------------------------
  1999  $ 162.48  $ 163.98  $ 164.50  $ 167.59  $ 166.73  $ 169.02  $ 169.11  $ 168.78  $ 167.51  $ 161.64  $ 165.99  $ 166.54

  2000  $ 168.83  $ 168.54  $ 164.59  $ 162.97  $ 166.07  $ 162.44  $ 161.84  $ 162.80  $ 160.30  $ 160.21  $ 169.32  $ 179.10

  2001  $ 180.39  $ 183.37  $ 190.51  $ 182.78  $ 181.49  $ 183.64  $ 181.61  $ 182.38  $ 189.22  $ 199.09  $ 184.90  $ 185.92

  2002  $ 179.13  $ 173.22  $ 172.71  $ 171.39  $ 176.93  $ 186.23  $ 189.41  $ 198.31  $ 203.27  $ 196.83  $ 190.21  $ 198.48

  2003  $ 209.82  $ 218.58  $ 208.20  $ 209.93  $ 220.27  $ 217.22  $ 213.38  $ 212.16  $ 213.21  $ 225.11  $ 224.93  $ 233.12

                             ML GLOBAL HORIZONS L.P.
                                DECEMBER 31, 2003

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 4, 1994
                      AGGREGATE SUBSCRIPTIONS: $174,343,595
                       CURRENT CAPITALIZATION: $48,655,272
                   WORST MONTHLY DRAWDOWN(2): (7.13)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (13.93)% (11/01-5/02)

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2003: $233.12

                                  MONTHLY RATES OF RETURN(4)
       ---------------------------------------------------------------------------
       MONTH               2003        2002         2001        2000        1999
       ---------------------------------------------------------------------------
       January               5.71%      (3.65)%       0.72%       1.38%      (0.58)%
       February              4.17       (3.30)        1.65       (0.17)       0.92
       March                (4.75)      (0.30)        3.90       (2.34)       0.32
       April                 0.83       (0.77)       (4.06)      (0.99)       1.88
       May                   4.92        3.24        (0.71)       1.91       (0.51)
       June                 (1.38)       5.26         1.19       (2.19)       1.37
       July                 (1.77)       1.71        (1.11)      (0.37)       0.05
       August               (0.57)       4.70         0.42        0.59       (0.20)
       September             0.49        2.50         3.75       (1.53)      (0.75)
       October               5.58       (3.17)        5.22       (0.06)      (3.50)
       November             (0.08)      (3.36)       (7.13)       5.69        2.69
       December              3.64        4.35         0.55        5.77        0.33
       Compound Annual
       Rate of Return       17.45%       6.75%        3.81%       7.54%       1.91%

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

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1999 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1999 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

               MLIM LLC attempts to control credit risk in the Partnership's futures, forward and options trading by clearing trading only through MLPF&S. MLPF&S acts solely as a clearing broker or counterparty to the Partnership's trades; it does not advise with respect to, or direct, any such trading.

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

               MLIM LLC may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, Merrill Lynch Alternative Investments LLC ("MLAI LLC") (the previous general partner) and MLIM LLC have not done so to date and MLIM LLC does not presently intend to do so.

        PERFORMANCE SUMMARY

2003

                          TOTAL TRADING
                             RESULTS
 Interest Rates           $      292,510
 Stock Indices                   768,618
 Agriculture                    (591,507)
 Currencies                   10,308,254
 Energy                          756,661
 Metals                        2,245,196
                          --------------
                          $   13,779,732
                          ==============

               The Partnership's overall trading performance was profitable with gains in currency and metals sectors contributing the most profits.

               Profits resulting from trading in the currency sector provided the Partnership with gains in the first, second and fourth quarter, which outweighed losses sustained during the third quarter. The weakening U.S. dollar was continuing to decline as it has over the last year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. This trading strategy capitalized on the declining U.S. dollar and weathered the volatility of the currency market during the third quarter.

               The metals sector was also profitable for the Partnership. Profits in the industrial complex outweighed losses in the precious metal sector for July. Copper and other industrial metals rallied on technical buying and stronger demand as economies showed stronger growth prospects. Gold appreciated by 2.50% and nickel appreciated by 8.02% in September. During the fourth quarter both precious and industrial metals were positive, but under more volatile market conditions in December. Gold prices reached a six-year high and were one of the main drivers of performance for the sector later in the year.

               Stock index trading was profitable for the Partnership. Stock index trading was unprofitable for the first and second quarters with posted gains for the third and fourth quarters. The fourth quarter ended with small gains in Hong Kong and Italy, and losses in other global indices.

               The energy sector was profitable for the Partnership. Long positions in oil and natural gas were profitable in the beginning of the year. In February, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages. Strong gains occurred in the month of August generated by trading unleaded gas and crude oil. Wherein the fourth quarter the energy sector continued to be volatile, as crude oil, initially rallied to above $32 a barrel, but then plunged when OPEC output numbers actually increased during November, while they were expected to decrease. Mild weather in the United States late in the year, led a downward trend in natural gas, which allowed short positions to be profitable.

               The interest rate sector was slightly profitable for the Partnership. Interest rates were profitable for the first quarter with February having significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of global economic slowdown benefiting the Partnership's long exposures. The U.S. bond market suffered heavy losses in July after the U.S. government announced its intentions to borrow a record amount to finance the deficit. By September, the global economic rebound was the primary focus of the market. Bonds in Europe and in the United States traded sideways throughout the month of November with no clear trend. The Reserve Bank of Australia and the Bank of England were two major central banks to start raising interest rates. Japanese Government Bonds rose strongly as stocks sold off. Overall exposure within the sector was light at the end of the year, since no clear trends have emerged.

               Trading in the agricultural commodities sector was unprofitable for the Partnership. During the first quarter the Partnership held positions in sugar, livestock and the soybean complex. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low. The sector posted gains in April, mainly from soybeans, which rallied due to revisions in crop estimates and weather overseas. Supply and demand drove the livestock market to slightly higher volatility levels in June, creating losses that offset earlier gains in the quarter. Grains had a very big rally at the end of October, prompted by an increase of orders from Asia. This rally ended in the beginning of November with a severe retracement. Later in the month the markets found good support as prices began to rally again in response to the secular straightening of worldwide demand.

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

       Trading in the interest rates markets was the most profitable strategy for the Partnership. Eurodollar futures contracts rose dramatically early in the year as the U. S. economy weakened and the Federal Reserve cut interest rates. The announcement by the U.S. Treasury in October to cease issuing 30-year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve. The global fixed income market rally fizzled in November, returning to pre-September 11 levels.

       Stock index trading was also profitable. Short positions in the S&P 500 and Nikkei 225 indices produced gains early in the year. Various short positions also were successful as major indices in the world markets fell as corporate earnings were poor and the global economic slump could worsen as a result of the September 11 attacks. By year-end, positive reports on the U.S. economy and growing optimism for a brighter 2002 caused stock markets to rally.

       Losses were realized in the energy markets. Natural gas prices pulled back in January on low inventories and stagnant production. The sector as a whole faced downside pressure from the slowing global economy and OPEC's decision to leave production levels unchanged. Oil prices sank, as traders feared the September 11 attacks would cripple the airline industry. By year-end, OPEC and non-OPEC countries agreed to limit production, causing a sharp reversal in the yearlong downward trend, resulting in losses in short positions.

       Metals trading resulted in losses for the Partnership. Demand restraints and a lack of momentum were the overall theme for the year. Weakness in the Euro, a decline in the Australian dollar to an all time low and producer and central bank selling sent gold prices lower. Long gold positions were profitable as investors flocked to safety following the terrorist attacks.

       Trading in the agricultural commodities sector was unprofitable. Gains were realized early in the year on short cotton positions as the market sank to a 15-year low on poor demand and a possible planting increase. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Cattle fell to a one-year low on demand concerns.

       Currency trading was unprofitable. The Euro fell from a high near 96 cents in the first quarter back to the 90-cent level, causing losses in long positions. The weakening of the Euro and Japanese yen displayed how the world economy was not immune to the economic slowdown of the U.S. Post September 11 trading had long Swiss franc positions appreciating versus the U.S. dollars as investors were attracted to Switzerland's neutral status.

        VARIABLES AFFECTING PERFORMANCE

               The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income.

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

               The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis and the Incentive Override. Gross profitability is in turn affected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

               All of the Partnership's assets are held in cash except for the net unrealized profit on open positions. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

               Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

               (The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

               The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years 2003 and 2002. During the fiscal year 2003, the Partnership's average capitalization was approximately $47,738,381. During the fiscal year 2002, the Partnership's average capitalization was approximately $48,237,517.

                                DECEMBER 31, 2003

                               AVERAGE       % OF AVERAGE     HIGHEST VALUE   LOWEST VALUE
 MARKET SECTOR              VALUE AT RISK   CAPITALIZATION       AT RISK         AT RISK
 -------------              -------------   --------------    -------------   -------------
 Interest Rates             $   2,997,989             6.28%   $   4,154,318   $   1,055,665
 Currencies                       921,761             1.93%       3,396,678         267,591
 Stock Indices                    142,425             0.30%         379,904          12,824
 Metals                           270,184             0.57%       1,168,725          48,221
 Agriculture                       92,451             0.19%         468,822          11,585
 Energy                            80,612             0.17%         220,906           6,443
                            -------------   --------------    -------------   -------------
 TOTAL                      $   4,505,422             9.44%   $   9,789,353   $   1,402,329
                            =============   ==============    =============   =============

                                DECEMBER 31, 2002

                               AVERAGE       % OF AVERAGE     HIGHEST VALUE   LOWEST VALUE
 MARKET SECTOR              VALUE AT RISK   CAPITALIZATION       AT RISK         AT RISK
 -------------              -------------   --------------    -------------   -------------
 Interest Rates             $   1,139,340             2.36%   $   3,287,890   $     631,985
 Currencies                     1,565,757             3.24%       2,320,840         341,387
 Stock Indices                    290,092             0.60%         449,262         102,551
 Metals                           466,448             0.97%         732,300         109,567
 Agriculture                      577,681             1.20%         916,918         245,359
 Energy                           408,687             0.85%         761,480         147,460
                            -------------   --------------    -------------   -------------
 TOTAL                      $   4,448,005             9.22%   $   8,468,690   $   1,578,309
                            =============   ==============    =============   =============

       Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Partnership's capitalization at the end of each calendar quarter of fiscal years 2003 and 2002.

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

NON-TRADING RISK

               FOREIGN CURRENCY BALANCES; CASH ON DEPOSIT WITH MLPF&S

               The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial. The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back to U.S. dollars on a weekly basis.

               The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is generally immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

               The following qualitative disclosures regarding the Partnership's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used by MLIM LLC and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

               The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

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

               CURRENCIES.

               The Partnership trades in a large number of currencies. However, the Partnership's major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions. MLIM LLC does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

               STOCK INDICES.

               The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2003 the Partnership's primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

               METALS.

               The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals. MLIM LLC anticipates that gold will remain the primary metal market exposure for the Partnership.

               AGRICULTURAL COMMODITIES.

               The Partnership's primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2003. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, MLIM LLC anticipates that the Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

               ENERGY.

               The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

               The following were the non-trading risk exposures of the Partnership as of December 31, 2003.

               FOREIGN CURRENCY BALANCES.

               The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euro. The Partnership has minimal exchange rate exposure on these balances.

               U.S. DOLLAR BALANCES.

               The Partnership holds its U.S. dollars in cash at MLPF&S. The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

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

               At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin, which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
   ML Global Horizons LP

Net Income by Quarter
Eight Quarters through December 31, 2003

                           FOURTH        THIRD       SECOND        FIRST        FOURTH         THIRD       SECOND         FIRST
                           QUARTER      QUARTER      QUARTER      QUARTER       QUARTER       QUARTER      QUARTER       QUARTER
                            2003         2003         2003          2003         2002           2002        2002           2002
                            ----         ----         ----          ----         ----           ----        ----           ----
Total Income (Loss)      $ 6,879,160  $   (67,572) $ 3,438,403  $ 4,026,397  $    (402,594) $ 5,936,440  $ 4,807,349  $  (2,756,928)
Total Expenses             2,622,223      820,744    1,401,996    1,684,063        828,403    1,567,039    1,199,822        915,352
                         ----------------------------------------------------------------------------------------------------------
Net Income (Loss)        $ 4,256,937  $  (888,316) $ 2,036,407  $ 2,342,334  $  (1,230,997) $ 4,369,401  $ 3,607,527  $  (3,672,280)
                         ==========================================================================================================

Net Income (Loss)
  per Unit               $     19.98  $     (4.06) $      9.08  $     10.00  $       (5.03) $     16.99  $     13.43  $      (13.25)

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

ITEM 9A: CONTROLS AND PROCEDURES

               Merrill Lynch Investment Managers LLC, the General Partner of ML Global Horizons L.P., with the participation of the General Partner's Chief Operating Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10(a) and 10(b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

               As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM LLC. Trading decisions are made by the Advisors on behalf of the Partnership. MLIM LLC promotes the Partnership and is its controlling person.

               The managers and executive officers of MLIM LLC and their respective business backgrounds are as follows.

VINAY MENDIRATTA       Managing Director and Chief Operating Officer -
                       Alternative Strategies and Quantitative Advisers Division

FABIO P. SAVOLDELLI    Managing Director and Chief Investment Officer-
                       Alternative Strategies Division

JAMES KASE             President and Chief Marketing Officer

ANDREW DONAHUE         General Counsel

PATRICK HAYWARD        Chief Financial Officer

               Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director and Head of Hedge Fund Product Management, Alternative Strategies and Quantitative Advisers divisions since August 2003. Mr. Mendiratta served as Chief Operating Officer of MLIM LLC's Alternative Investment division since March 2003. Prior to that he was MLIM's Alternative Investments product specialist based in London responsible for the marketing hedge fund products to clients in Europe and the Middle East. Prior to joining Merrill Lynch, Mr. Mendiratta was a product specialist for Bankers Trust's quantitative investment team and has ten years of investment experience. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia

               Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Managing Director and Chief Investment Officer of Alternative Strategies Division of MLIM LLC since March 2003. He has been a Managing Director since January 2000. Mr. Savoldelli served as Managing Director for Merrill Lynch Corporate and Institutional Client Group from 1996 to 1999. Prior to joining Merrill Lynch, he served as Chief Investment Officer - Americas for Chase Manhattan Bank from 1995 to 1996 and as Director at Swiss Bank Portfolio Management from 1990 to 1995. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

               James Kase was born in 1960. Mr. Kase is President and Chief Marketing Officer of MLIM LLC since March 2003. Mr. Kase has been a managing director of MLIM LLC since March 2000. In addition, Mr. Kase is managing director and Head of Americas Institutional Channel for Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. Prior to joining MLIM LLC, he served as managing director and business head for Lehman Brothers from 1995 through 2000. He received his Bachelor of Arts in Political Science from Brown University.

               Andrew Donahue was born in 1950. Mr. Donahue is the General Counsel of MLIM LLC, Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. since March 2003. Previously, Mr. Donohue worked at OppenheimerFunds, Inc., where he most recently served as executive vice president and general counsel responsible for the firm's legal and compliance functions and regulatory matters. He received his Bachelor of Arts from Hofstra University and his Judicial Degree from New York University School of Law.

               Patrick Hayward was born in 1967. Mr. Hayward has been the Chief Financial Officer for MLIM Americas Institutional and Registrant since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale from December 2001 to June 2002; Vice President and Controller of SG Cowen Asset Management, Inc. from December 1999 to December 2001; Controller and Operations Manager for Compass Group, LLC from July 1997 to November 1999; Controllers Associate for Morgan Stanley & Co. from April 1993 to July

1997; and Senior Accountant for Ernst & Young from September 1989 to April 1993. He received his Bachelor of Business Administration from College of William & Mary.

               As of December 31, 2003, MLIM LLC's general partner interest in the Partnership was valued at approximately $496,775.

               As of February 29, 2004 MLIM LLC acts as general partner to three public futures Partnerships whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Principal Protection L.P., and the Partnership. Because MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds.

        (c)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                     None.

        (d)    FAMILY RELATIONSHIPS:

                     None.

        (e)    BUSINESS EXPERIENCE:

                     See Items 10(a) and 10(b) above.

        (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                     None.

        (g)    PROMOTERS AND CONTROL PERSONS:

                     Not applicable.

CODE OF ETHICS:

               The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLIM LLC'S) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

               As of December 31, 2003, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

               As of December 31, 2003, MLIM LLC owned 2,131 Units (unit-equivalent general partnership interests), which was approximately 1.02% of the total Units outstanding.

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

               Within the Merrill Lynch organization, MLIM LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM LLC controls the management of the Partnership and serves as its promoter. Although MLIM LLC has not sold any assets, directly or indirectly, to the Partnership, MLIM LLC has made substantial profits from the Partnership due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLIM LLC or any of its principals and the Partnership.

               MLIM LLC paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)    CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLIM LLC, acts as the principal commodity broker for the Partnership.

               In 2003, the Partnership expensed: (i) Brokerage Commissions of $3,601,088, which included $630,134 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $124,175 to MLIM LLC. In addition, MLIM LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

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

        (d)    TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

        (a)    AUDIT FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2003 were $35,000.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $37,389.

        (b)    AUDIT-RELATED FEES

               There were no other audit-related fees billed for the years ended December 31, 2003 or 2002 related to the Partnership.

        (c)    TAX FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2003 were $35,000.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $35,000.

        (d)    ALL OTHER FEES

               No fees were billed by Deloitte & Touche LLP during the years ended December 31, 2003 or 2002 for any other professional services in relation to the Partnership.

               Neither the Partnership nor MLIM LLC has an audit committee to pre approve principal accountant fees and services. In lien of an audit committee, the managers and principal financial officer pre approve all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1.    FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):

                                                                                                 PAGE
                                                                                                 ----
                  Independent Auditors' Report                                                      1

                  Statements of Financial Condition as of December 31, 2003 and 2002                2

                  For the years ended December 31, 2003, 2002 and 2001:
                  Statements of Income                                                              3
                  Statements of Changes in Partners' Capital                                        4

                  Financial Data Highlights for the year ended December 31, 2003                    5

                  Notes to Financial Statements                                                  6-11

       (a) 28(d). FINANCIAL STATEMENT SCHEDULES:

               Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

       (a) 3.  EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION             DESCRIPTION
-----------             -----------
1.01                    Selling Agreement among the Partnership, MLIM LLC,
                        MLPF&S, the Selling Agent and the Advisors.

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

10.01(d)                Form of Advisory Agreement between the Partnership,
                        MLIM LLC, MLPF&S and prospective trading advisors.

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

10.05                   Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.05: Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement
                        (as Exhibit D).

10.06                   Foreign Exchange Desk Service Agreement, dated
                        July 1, 1993 among Merrill Lynch International Bank,
                        MLIM LLC, MLPF&S and the Partnership.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration
                        Statement.

10.07 Form of Advisory and Consulting Agreement Amendment among MLIM LLC, each Advisor, the Partnership and MLPF&S.

EXHIBIT 10.07: Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                   2003 Annual Report and Independent Auditors' Report.

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

EXHIBIT 31.01
AND 31.02:              Are filed herewith.

EXHIBIT 32.01
AND 32.02:              Are filed herewith.

       (b)     REPORT ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2003.

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

                                   ML GLOBAL HORIZONS L.P.

                                   By: MERRILL LYNCH INVESTMENT MANAGERS LLC
                                          General Partner

                                   By:/s/Vinay Mendiratta
                                   ----------------------
                                   Vinay Mendiratta
                                   Managing Director and Chief Operating Officer
                                   - Alternative Strategies and Quantitative
                                   Advisers Divisions
                                   (Principal Executive Officer)

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                    TITLE                                              DATE
---------                    -----                                              ----
/s/Vinay Mendiratta          Managing Director and Chief Operating Officer      March 30, 2004
-------------------          - Alternative Strategies and Quantitative
Vinay Mendiratta             Advisers Divisions
                             (Principal Executive Officer)

/s/Fabio P. Savoldelli       Managing Director and Chief Investment Officer     March 30, 2004
----------------------       - Alternative Strategies Division
Fabio P. Savoldelli

s/James Kase                 President and Chief Marketing Officer              March 30, 2004
------------
James Kase

/s/Andrew Donohue            General Counsel                                    March 30, 2004
-----------------
Andrew Donohue

/s/Patrick Hayward           Chief Financial Officer                            March 30, 2004
------------------           (Principal Financial and Accounting Officer)
Patrick Hayward


(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM LLC).

MERRILL LYNCH INVESTMENT     General Partner of Registrant                      March 30, 2004
MANAGERS LLC

By: /s/ Vinay Mendiratta
    --------------------
    Vinay Mendiratta
Managing Director and Chief Operating  Officer -
Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)


                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1. I have reviewed this report on Form 10-K of ML Global Horizons L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter ( the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies and material weakness in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) An fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
-----------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-K of ML Global Horizons L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter ( the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies and material weakness in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) An fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of ML Global Horizons L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: March 30, 2004
-----------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of ML Global Horizons L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: March 30, 2004
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                             ML GLOBAL HORIZONS L.P.

                                 2003 FORM 10-K

                                INDEX TO EXHIBITS

                        EXHIBIT
                        -------
Exhibit 13.01           2003 Annual Report and Independent Auditors' Report