Form 10-Q
period 2004-03-31
ML GLOBAL HORIZONS LP
filed 2004-05-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-23240

                             ML GLOBAL HORIZONS L.P.
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                                      13-3716393
-------------------------------              -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             New York, NY 10038-2510
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        2004              2003
                                                                                     (UNAUDITED)
                                                                                    --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                                          $   52,839,467   $   47,688,150
  Net unrealized profit on open contracts                                                1,826,444        3,851,353
Accrued interest and other assets                                                           41,189           36,517
                                                                                    --------------   --------------

      TOTAL                                                                         $   54,707,100   $   51,576,020
                                                                                    ==============   ==============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                                                     $      287,913   $      311,605
  Profit shares payable                                                                    641,398        1,302,507
  Administrative fees payable                                                               10,268           10,745
  Redemptions payable                                                                      626,407          535,943
  Incentive override payable                                                                     -          759,948
                                                                                    --------------   --------------

      Total liabilities                                                                  1,565,986        2,920,748
                                                                                    --------------   --------------

PARTNERS' CAPITAL:
  General Partner (2,131 and 2,131 Units)                                                  520,414          496,775
  Limited Partners (3,354,629 and 206,583 Units)                                        52,620,700       48,158,497
                                                                                    --------------   --------------

      Total partners' capital                                                           53,141,114       48,655,272
                                                                                    --------------   --------------

        TOTAL                                                                       $   54,707,100   $   51,576,020
                                                                                    ==============   ==============
NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (unaudited)

                                                                                    FOR THE THREE    FOR THE THREE
                                                                                     MONTHS ENDED     MONTHS ENDED
                                                                                       MARCH 31,        MARCH 31,
                                                                                         2004             2003
                                                                                    --------------   --------------
REVENUES:
  Trading profit (loss):
    Realized                                                                        $    5,790,050   $    8,136,394
    Change in unrealized                                                                (2,025,033)      (4,249,375)
                                                                                    --------------   --------------

      Total trading results                                                              3,765,017        3,887,019

  Interest income                                                                          116,136          139,378
                                                                                    --------------   --------------

      Total revenues                                                                     3,881,153        4,026,397
                                                                                    --------------   --------------

EXPENSES:
  Profit shares                                                                            675,305          481,489
  Brokerage commissions                                                                    892,987          925,874
  Incentive override                                                                             -          244,773
  Administrative fees                                                                       31,534           31,927
                                                                                    --------------   --------------

      Total expenses                                                                     1,599,826        1,684,063
                                                                                    --------------   --------------

NET INCOME                                                                          $    2,281,327   $    2,342,334
                                                                                    ==============   ==============

NET INCOME PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding                                                1,278,787          234,186
                                                                                    ==============   ==============

  Net income per weighted average
    General Partner and Limited Partner Unit                                        $       1.7840   $        10.00
                                                                                    ==============   ==============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                                  GENERAL           LIMITED
                                                UNITS             PARTNER           PARTNERS            TOTAL
                                          ----------------   ----------------   ----------------   ---------------
PARTNERS' CAPITAL,
 December 31, 2002                                 236,509   $        499,969   $     46,442,308   $    46,942,277

Net income                                               -             24,485          2,317,849         2,342,334

Redemptions                                        (10,731)                 -         (2,277,737)       (2,277,737)
                                          ----------------   ----------------   ----------------   ---------------

PARTNERS' CAPITAL,
 March 31, 2003                                    225,778   $        524,454   $     46,482,420   $    47,006,874
                                          ================   ================   ================   ===============

PARTNERS' CAPITAL,
 December 31, 2003                                 208,714   $        496,775   $     48,158,497   $    48,655,272

Additions                                        3,152,305                  -          3,244,280         3,244,280

Net income                                               -             23,639          2,257,688         2,281,327

Redemptions                                         (4,259)                 -         (1,039,765)       (1,039,765)
                                          ----------------   ----------------   ----------------   ---------------

PARTNERS' CAPITAL,
 March 31, 2004                                  3,356,760   $        520,414   $     52,620,700   $    53,141,114
                                          ================   ================   ================   ===============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2.   NET ASSET VALUE PER UNIT

At March 31, 2004 and December 31, 2003, the Net Asset Values of the different series of Units were:

March 31, 2004

                                                                     NET ASSET
                                   NET ASSET        NUMBER OF        VALUE PER
                                     VALUE            UNITS            UNIT
                                --------------   --------------   --------------
Series A                        $    3,012,273     2,952,305      $    1.0203
Series F                            49,930,639       204,455           244.21
Series I                               198,202       200,000           0.9910
                                --------------   -----------
                                $   53,141,114     3,356,760
                                ==============   ===========

December 31, 2003

                                                                    NET ASSET
                                   NET ASSET        NUMBER OF       VALUE PER
                                     VALUE            UNITS           UNIT
                                --------------   --------------   --------------
Series F                        $   48,655,272       208,714      $       233.12

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES F UNIT

                          JAN          FEB          MAR
                       ---------    ---------    ---------
               2003    $  209.82    $  218.58    $  208.20
               2004    $  238.09    $  245.80    $  244.21

Performance Summary

January 1, 2004 to March 31, 2004

The Partnership experienced gains in all sectors, with most of the gains in the metals sector.

The metals sector was profitable throughout the quarter. In January, the Partnership profited from its long exposure. Copper rose to its highest price in more than six years and gold climbed to highs not seen since 1988. In February, both precious and industrial metals generated positive returns from the long side. Base metals, with the exception of nickel, continued their upward trend as the sector reacted to strong demand, shrinking supply and U.S. dollar weakness. Strong demand for copper and continued speculative interest pushed the market to a seven-year high. In March, industrial metals generated minor losses. Precious metals contributed profits.

Agricultural commodities posted gains for the quarter. Small gains were posted in January as the USDA cut its forecast for both soybean and corn supplies which sent prices surging for each. In February, grains markets extended their long-term rally, with corn and soybeans being pushed to seven and 15-year highs on strong demand and low stockpiles. Grain markets continued to extend their long-term rally, with corn, soybeans, and soymeal being pushed higher on strong demand from Asia and lower estimate of supply from South America in March.

The currency sector posted net gains for the quarter despite losses in March. Currency trading was volatile in January, but gains were experienced as the Partnership benefited in the early part of the month from the U.S. dollar's continued slide. These gains were cut short when European Central Bank officials started to issue strong rhetoric designed to slow the appreciation of the Euro. Gains were posted in February despite the volatility in the market. The U.S. dollar was stagnate after the G-7 Finance Ministers meeting, but the Partnership was able to extract positive returns from long Australian dollar and British pound positions. Japanese yen and Swiss franc exposure detracted from performance. In March, the currency sector posted a loss under difficult trading conditions. All of the political events during the month and rumors of the Bank of Japan's intervention policies created significant uncertainty in the markets. The U.S. dollar strength turned around toward the end of the month and a large drop at the end of the month's close saw the U.S. dollar fall to four year lows against the Japanese yen.

The energy sector posted gains for the quarter. In January, the energy sector was profitable, as temperatures remained below normal in the northeastern and midwestern United States. OPEC output limitations and a weakening U.S. dollar also contributed to January's rise in the energy prices. In February, crude oil had a sharp rally early in the month and gradually sold off, as the markets became complacent about the OPEC meeting. After the OPEC decision to cut production by 1.5 million barrels per day on February 10, the market resumed its upward trend. In March, the energy sector posted a small loss under extremely volatile market conditions. The crude oil market had very choppy performance during the month, as did the heating oil market.

Stock indices posted gains for the quarter as well. The main drivers to performance early in the quarter were the Xetra DAX, the S&P 500 and the Taiwan Stock Indices. In March, stock indices posted a loss. The Partnership's long bias to various global equity indices was changed during March to hold more short and neutral positions. Long Nikkei profits were overcome by losses in long exposure to European equities, which later flipped to short positions by month-end.

Gains were experienced in the interest rate sector also despite losses in January and March. Early in the quarter, profits were generated from various positions at the short end of the yield curve in Canada and Europe, while losses were posted at longer points in the curve in both the United States and Europe. In February, gains were posted as the Partnership's interest rate exposure remains in the lower end of its historical range. In March, long exposure to most of the major global yield curves proved to generate positive results. German Bunds posted gains, while short U.S. ten-year bonds hurt performance in the beginning of the month.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Global Horizons L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending proceedings to which the Partnership or MLIM LLC is a party.

Item 2. Changes in Securities and Use of Proceeds

        (a)  None.
        (b)  None.
        (c) As of February 1, 2004, the Partnership privately offered two new classes of units of limited partnership interest, class A and I. The continuing units were renamed Class F. As of February 1, 2004, brokerage commissions were reduced to 7.00% per year. Class A and Class I incur brokerage commissions of 7.00% and 4.00% per year, respectively.
        (d)  None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

         (a) EXHIBITS

         There are no exhibits required to be filed as part of this report.

         (b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the first three months of fiscal 2004.

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


                               ML GLOBAL HORIZONS L.P.


                               By:  MERRILL LYNCH INVESTMENT
                                    MANAGERS LLC
                                       General Partner


Date: May 14, 2004             By /s/ VINAY MENDIRATTA
                                  --------------------
                               Vinay Mendiratta
                               Managing Director and Chief Operating Officer
                               -Alternative Strategies and Quantitative Advisers
                               Divisions
                               (Principal Executive Officer)


Date:  May 14, 2004            By /s/ PATRICK HAYWARD
                                  -------------------
                               Patrick Hayward
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1. I have reviewed this report on Form 10-Q of ML Global Horizons L.P.;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 14, 2004
-----------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-Q of ML Global Horizons L.P.;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 14, 2004
----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: May 14, 2004
-----------------------

 By /s/ VINAY MENDIRATTA
    --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: May 14, 2004
----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)