Form 10-Q
period 2004-06-30
ML GLOBAL HORIZONS LP
filed 2004-08-13
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

                                  609-282-6996
                          -----------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                       JUNE 30,
                                                         2004         DECEMBER 31,
                                                      (UNAUDITED)         2003
                                                     -------------    -------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                           $  74,785,672    $  47,688,150
  Net unrealized profit (loss) on open contracts        (1,470,541)       3,851,353
Accrued interest and other assets                           75,045           36,517
                                                     -------------    -------------

      Total assets                                   $  73,390,176    $  51,576,020
                                                     =============    =============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                      $     433,411    $     311,605
  Profit shares payable                                     67,294        1,302,507
  Administrative fees payable                               15,289           10,745
  Redemptions payable                                      119,827          535,943
  Incentive override payable                                     -          759,948
                                                     -------------    -------------

      Total liabilities                                    635,821        2,920,748
                                                     -------------    -------------
PARTNERS' CAPITAL:
  General Partner (133,701 and 2,131 Units)                595,941          496,775
  Limited Partners (30,351,497 and 206,583 Units)       72,158,414       48,158,497
                                                     -------------    -------------

      Total partners' capital                           72,754,355       48,655,272
                                                     -------------    -------------

        TOTAL                                        $  73,390,176    $  51,576,020
                                                     =============    =============
NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                FOR THE THREE    FOR THE THREE   FOR THE SIX      FOR THE SIX
                                                 MONTHS ENDED     MONTHS ENDED   MONTHS ENDED     MONTHS ENDED
                                                  JUNE 30,          JUNE 30,       JUNE 30,         JUNE 30,
                                                    2004              2003           2004             2003
                                                -------------    -------------   -------------    -------------
REVENUES:
  Trading profit (loss):
    Realized                                    $  (2,317,920)   $   1,935,351   $   3,472,130    $  10,071,745
    Change in unrealized                           (3,296,933)       1,370,851      (5,321,966)      (2,878,524)
                                                -------------    -------------   -------------    -------------

      Total trading results                        (5,614,853)       3,306,202      (1,849,836)       7,193,221

  Interest income                                     178,112          132,201         294,248          271,579
                                                -------------    -------------   -------------    -------------

      Total revenues                               (5,436,741)       3,438,403      (1,555,588)       7,464,800
                                                -------------    -------------   -------------    -------------
EXPENSES:
  Profit shares                                      (248,880)         259,610         426,425          741,099
  Brokerage commissions                             1,073,468          899,781       1,966,455        1,825,655
  Incentive override                                        -          211,578               -          456,351
  Administrative fees                                  38,385           31,027          69,919           62,954
                                                -------------    -------------   -------------    -------------

      Total expenses                                  862,973        1,401,996       2,462,799        3,086,059
                                                -------------    -------------   -------------    -------------

NET INCOME (LOSS)                               $  (6,299,714)   $   2,036,407   $  (4,018,387)   $   4,378,741
                                                =============    =============   =============    =============
NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding          20,401,287          224,168      10,840,038          229,176
                                                =============    =============   =============    =============
  Net income (loss) per weighted average
    General Partner and Limited Partner Unit    $     (0.3088)   $        9.08   $     (0.3707)   $       19.11
                                                =============    =============   =============    =============

See notes to financial statements.

                            ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                         GENERAL        LIMITED
                            UNITS        PARTNER        PARTNERS        TOTAL
                         -----------   ------------   ------------   ------------
PARTNERS' CAPITAL,
 December 31, 2002           236,509   $    499,969   $ 46,442,308   $ 46,942,277

Net income                         -         47,212      4,331,529      4,378,741

Redemptions                  (15,797)             -     (3,377,536)    (3,377,536)
                         -----------   ------------   ------------   ------------

PARTNERS' CAPITAL,
 June 30, 2003               220,712   $    547,181   $ 47,396,301   $ 47,943,482
                         ===========   ============   ============   ============

PARTNERS' CAPITAL,
 December 31, 2003           208,714   $    496,775   $ 48,158,497   $ 48,655,272

Additions                 30,299,209        126,999     29,907,950     30,034,949

Net loss                           -        (27,833)    (3,990,554)    (4,018,387)

Redemptions                  (22,725)             -     (1,917,479)    (1,917,479)
                         -----------   ------------   ------------   ------------

PARTNERS' CAPITAL,
 June 30, 2004            30,485,198   $    595,941   $ 72,158,414   $ 72,754,355
                         ===========   ============   ============   ============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2. NET ASSET VALUE PER UNIT

At June 30, 2004 and December 31, 2003, the Net Asset Values of the different series of Units were:

June 30, 2004
(unaudited)

                                                     NET ASSET
                         NET ASSET      NUMBER OF    VALUE PER
                           VALUE          UNITS        UNIT
                       -------------   -----------   ---------
Series A               $  27,944,881    30,082,343   $  0.9289
Series F                  44,626,485       200,724   $  222.33
Series I                     182,989       202,131   $  0.9053
                       -------------   -----------
                       $  72,754,355    30,485,198
                       =============   ===========

December 31, 2003

                                                     NET ASSET
                         NET ASSET      NUMBER OF    VALUE PER
                           VALUE          UNITS        UNIT
                       -------------   -----------   ---------
Series F               $  48,655,272       208,714   $  233.12
                       =============   ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES F UNIT

              JAN.       FEB.       MAR.       APR.        MAY       JUN.
    ------------------------------------------------------------------------
    2003    $  209.82  $  218.58  $  208.20  $  209.93  $  220.27  $  217.22
    2004    $  238.09  $  245.80  $  244.21  $  233.60  $  230.71  $  222.33

Performance Summary

JANUARY 1, 2004 TO JUNE 30, 2004

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

Gains were experienced in the interest rate sector despite losses in January and March. Early in the quarter, profits were generated from various positions at the short end of the yield curve in Canada and Europe, while losses were posted at longer points in the curve in both the United States and Europe. In February, gains were posted as the Partnership's interest rate exposure remains in the lower end of its historical range. In March, long exposure to most of the major global yield curves proved to generate positive results. German Bunds posted gains, while short U.S. ten-year bonds hurt performance in the beginning of the month.

April 1, 2004 to June 30, 2004

The Partnership experienced slight gain in the energy sector for the second quarter. All other sectors experienced losses.

The energy sector was the only profitable sector for the quarter. Crude oil rallied more than 4% in April, while natural gas exhibited heightened volatility. The price of crude oil continued to climb throughout the month of May. The cost of light sweet crude breached $40 per barrel, as global demand accelerated and lingering political uncertainties in the Middle East added a considerable risk premium to the market. The quarter ended with the sector posting a loss as markets sold-off early in the month when OPEC agreed to provide more supply, while U.S. inventory levels showed a gradual increase.

The stock index sector posted a slight loss for the Partnership. In April, the concern for higher interest rates sent equities falling during the latter half of the month. The month ended with loss in global equities outweighing gains experienced in the U.S. markets. Stock indices continued to post losses in May. Equities weakened worldwide due to concerns about imminent rate increases in the United States. The Japanese Nikkei index had a particularly difficult month as investors focused on Japan's oil dependence in the face of record high crude prices. The month of June brought some profits. Volatility in the sector was very low however, there was not much of a clear direction in the markets. Exposure to the U.S. and European markets outweighed losses in other markets. Equities continue to be mainly traded on a shorter-term basis.

The agricultural commodity sector posted a loss for the Partnership. However, short positions across a number of agricultural contracts resulted in a gain for the Partnership in April. Most markets reversed their upward trend based on concerns that demand from China would slow. Long exposure to the soybean complex also mitigated losses overall. There were losses posted during the month of May, which outweighed profits from both April and June. Soybean prices fell sharply as ideal weather conditions persisted in the Midwest and exports failed to materialize. Demand from China and diminishing supplies had kept prices high for quite some time. Losses on positions in the soybean complex overshadowed gains the Partnership made in its livestock positions. The month of June posted a slight gain for this sector. Cotton prices dropped 14% during the month allowing short exposures to generate profits. Corn also posted a significant decline during the month causing the portfolio to adjust positions from long to short. Corn experienced a dramatic improvement in estimates of acreage and yields, due to high prices and positive weather conditions.

The interest rate sector produced losses for the Partnership. During the beginning of the quarter, the market focused on growing expectation of higher U.S. interest rates and began to prepare for the initial rate increase by the U.S. Federal Reserve. The quarter ended with bonds continuing to be fairly range bound pending the release of economic data and action by the U.S. Federal Reserve during the month. The effect of a rising interest rate market created positive results on short exposures in Europe but was outweighed by losses due to long exposures in Canada. Gains in Japanese Government Bond trading were outweighed by losses in trading U.S. fixed income and in trading the European yield curve in June.

The metal sector posted losses for the Partnership. April was a highly volatile month. In May, the markets were directionless and remained range bound. Long exposure to aluminum was the main cause for losses ending the month with net short exposure to other industrial metals. June also posted a loss from industrial metals as zinc fell by approximately 11% and copper lost 3%. Metals exposure continues to be small within the portfolio with a net long bias.

The currency sector produced losses for the Partnership. In April, the impact of the currency income market coupled with pronouncements from the Chinese central bank concerning its desire for lenders to tighten their credit standards weighed heavily on commodities. The currency sector also posted a small loss in May due to U.S. dollar weakness. The quarter ended with a loss posted in June. Many currency markets continued to be range bound waiting for the Federal Reserve's decision on short term interest rates. Most major currencies displayed no clear direction, but exhibited high intra day volatility. Losses were incurred from positions in the Australian dollar, Swiss franc, British pound and other major markets. The portfolio has reestablished its' short bias to the U.S. dollar versus other major markets.

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

Trading in stock indices posted slight losses for the quarter. The market was choppy throughout the quarter making trading difficult. Most indices recorded three-month lows in January causing Advisors to flip positions and shorts were initiated in most major markets. During the rest of the quarter, choppy markets caused short positions to be covered to protect against the risk of significant losses.

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

The currency sector was the strongest performer for the Partnership. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when U.S. Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits.

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

           (b) REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first six months of fiscal 2004.

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


                                   ML GLOBAL HORIZONS L.P.


                                   By: MERRILL LYNCH INVESTMENT
                                       MANAGERS LLC
                                          General Partner


Date: August 13, 2004              By /s/ VINAY MENDIRATTA
                                      --------------------
                                   Vinay Mendiratta
                                   Managing Director and Chief Operating Officer
                                   -Alternative Strategies and Quantitative
                                   Advisers Divisions
                                   (Principal Executive Officer)


Date: August 13, 2004              By /s/ PATRICK HAYWARD
                                      -------------------
                                   Patrick Hayward
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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


Date: August 13, 2004
-----------------------
By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

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


Date: August 13, 2004
---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: August 13, 2004
----------------------
By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Global Horizons L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Global Horizons L.P.


Date: August 13, 2004
---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)