Form 10-Q
period 2004-09-30
ML GLOBAL HORIZONS LP
filed 2004-11-15
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             New York, NY 10038-2510
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1. Financial Statements

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2004             2003
                                                                 (UNAUDITED)
                                                               --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                     $  102,342,300   $   47,688,150
  Net unrealized profit on open contracts                           2,640,249        3,851,353
Accrued interest and other receivables                                133,840                -
Subscriptions receivable                                                    -           36,517
                                                               --------------   --------------
      Total assets                                             $  105,116,389   $   51,576,020
                                                               ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                                $      514,197   $      311,605
  Profit shares payable                                               116,594        1,302,507
  Administrative fees payable                                          18,580           10,745
  Redemptions payable                                                 235,626          535,943
  Incentive override payable                                                -          759,948
                                                               --------------   --------------
      Total liabilities                                               884,997        2,920,748
                                                               --------------   --------------

PARTNERS' CAPITAL:
  General Partner (433,701 and 2,131 Units)                           856,405          496,775
  Limited Partners (67,360,170 and 206,583 Units)                 103,374,987       48,158,497
                                                               --------------   --------------
      Total partners' capital                                     104,231,392       48,655,272
                                                               --------------   --------------
        TOTAL                                                  $  105,116,389   $   51,576,020
                                                               ==============   ==============

NET ASSET VALUE PER UNIT (SEE NOTE 2)

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                   2004               2003             2004               2003
                                               --------------    --------------    --------------    --------------
REVENUES:
  Trading profit (loss):
    Realized                                   $   (4,763,376)   $     (814,513)   $   (1,291,246)   $    9,257,232
    Change in unrealized                            4,111,412           634,294        (1,210,554)       (2,244,230)
                                               --------------    --------------    --------------    --------------

      Total trading results                          (651,964)         (180,219)       (2,501,800)        7,013,002

    Interest income                                   345,017           112,647           639,265           384,226
                                               --------------    --------------    --------------    --------------

      Total revenues                                 (306,947)          (67,572)       (1,862,535)        7,397,228
                                               --------------    --------------    --------------    --------------

EXPENSES:
  Profit Shares                                        50,323            40,052           476,748           781,151
  Brokerage commissions                             1,462,869           862,180         3,429,324         2,687,835
  Incentive override                                        -          (111,218)                -           345,133
  Administrative fees                                  52,347            29,730           122,266            92,684
                                               --------------    --------------    --------------    --------------

      Total expenses                                1,565,539           820,744         4,028,338         3,906,803
                                               --------------    --------------    --------------    --------------

NET INCOME (LOSS)                              $   (1,872,486)   $     (888,316)   $   (5,890,873)   $    3,490,425
                                               ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding            55,045,297           219,042        25,575,123           225,800
                                               ==============    ==============    ==============    ==============

    Net income (loss) per weighted average
    General Partner and Limited Partner Unit   $      (0.0340)   $        (4.06)   $      (0.2303)   $        15.46
                                               ==============    ==============    ==============    ==============

See notes to financial statements.

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)

                                                                     GENERAL          LIMITED
                                                   UNITS             PARTNER          PARTNERS           TOTAL
                                               --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 2002                                   236,509    $      499,969    $   46,442,308    $   46,942,277

Net income                                                  -            37,100         3,453,325         3,490,425

Redemptions                                           (20,821)                -        (4,446,320)       (4,446,320)
                                               --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  September 30, 2003                                  215,688    $      537,069    $   45,449,313    $   45,986,382
                                               ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2003                                   208,714    $      496,775    $   48,158,497    $   48,655,272

Additions                                          67,859,195           399,688        64,152,013        64,551,701

Net loss                                                    -           (40,058)       (5,850,815)       (5,890,873)

Redemptions                                          (274,038)                -        (3,084,708)       (3,084,708)
                                               --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  September 30, 2004                               67,793,871    $      856,405    $  103,374,987    $  104,231,392
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

                             ML GLOBAL HORIZONS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Global Horizons L.P. (the "Partnership") as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   NET ASSET VALUE PER UNIT

At September 30, 2004 and December 31, 2003, the Net Asset Values of the different series of the Partnership are:

September 30, 2004
(unaudited)

                                                         NET ASSET
                     NET ASSET         NUMBER OF         VALUE PER
                       VALUE             UNITS             UNIT
                  ---------------   ---------------   ---------------
Series A          $    61,274,258        67,395,312   $        0.9092
Series F               42,776,926           196,428   $        217.77
Series I                  180,208           202,131   $        0.8915
                  ---------------   ---------------
                  $   104,231,392        67,793,871
                  ===============   ===============

December 31, 2003

                                                         NET ASSET
                     NET ASSET         NUMBER OF         VALUE PER
                       VALUE             UNITS             UNIT
                  ---------------   ---------------   ---------------
Series F          $    48,655,272           208,714   $        233.12
                  ===============   ===============

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

The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Values of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net Unrealized profit on open contracts on the Statements of Financial Condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER UNIT (SERIES F)

            JAN.        FEB.        MAR.        APR.         MAY        JUN.        JUL.        AUG.        SEP.
     ----------------------------------------------------------------------------------------------------------------
     2003   $  209.82   $  218.58   $  208.20   $  209.93   $  220.27   $  217.22   $  213.38   $  212.16   $  213.21
     2004   $  238.09   $  245.80   $  244.21   $  233.60   $  230.71   $  222.33   $  220.06   $  217.70   $  217.77

Performance Summary

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

July 1, 2004 to September 30, 2004

The Partnership posted gains in the agricultural commodities, energy, and interest rate sectors and losses in the stock indices, currency, and metals sectors.

The energy sector was the most profitable sector for the quarter. In July, the energy sector posted a gain from the recent rally in oil. In August, crude oil reached a 21-year high mid-month. Short exposure in natural gas also contributed to performance. The portfolio continues to have a long bias to energy with the exclusion of natural gas. The energy sector posted a strong gain for the month of September as most of the market rallied. Many reasons were behind these rallies, such as hurricanes in the U.S. southeast, higher demand from overseas and ongoing geopolitical tensions. The portfolio continues to have a long bias to the sector.

Gains were also posted in the interest rate sector even though losses were posted in July and September, as the Partnership was largely short in the sector. In July, U.S. bond prices rallied for a second month on weaker employment data, despite comments from Alan Greenspan, Federal Reserve Chairman, that U.S. economic growth is likely to remain healthy. In August, the sector posted gains as U.S. bond prices rallied early following the release of lackluster payroll data. Bond prices in Europe also advanced. The interest rate sector was the main detractor from performance for the month of September. U.S. Treasury markets reacted to the employment data with a violent sell off at the beginning of the month, which caused the Advisors to reduce the portfolio's long exposure or change to a net short bias. Softer economic data eventually pushed longer-term maturities higher by the end of the month. Gains in trading Japanese bonds were outweighed by losses in the U.S. and European fixed income trading. The portfolio ended the month with a small net long bias to the U.S. yield curve generating losses.

The agricultural commodities sector also posted gains for the quarter. In July, gains were posted as cotton prices dropped allowing short exposures to generate profits. In August, the sector posted a loss as supply estimates pushed up prices, hurting short positions. The U.S. Department of Agriculture gave low crop estimates based on forecasts of an early freeze and slow crop development. In September, many grain markets resumed their downward trend, particularly soybeans, corn and cotton after rallying in August. This sell off was based on recent fundamental data. The portfolio continues to be short grains and the bean complex with a small long bias to the livestock complex.

Trading in stock indices was unprofitable despite small gain posted in September. Major global equity markets recorded sharp declines in July with a lack of volatility. A short bias to U.S. equity early in the month allowed for some initial performance, but a long bias to most international equities detracted from performance. Gains in the U.S. were outweighed by losses in Asian and European equities in August. On average, global equity indices experienced a small rally during September. European equities outperformed the U.S. and Asian markets. Gains in Europe and Asia outweighed losses in exposure to U.S. equities.

The currency sector posted a loss for the quarter. In July, a late month rally in the U.S. dollar weighed on returns, as the Advisors were net short the greenback. Gains made in the Euro were offset by losses in the Australian dollar, British pound and Japanese yen. In August, the currency sector was the main detractor from performance. Uncertainty about the economic environment resulted in random price moves and a lack of any sustainable trends in the sector. The month began with the U.S. dollar weakening on soft economic data, but it later went on to rally. In September, currency markets remained range bound versus the U.S. dollar throughout the month. The positive non-farm payroll data initially caused an appreciation of the U.S. dollar, which later faded toward the end of the month, as the announcement of China joining the G-8 meeting re-ignited a U.S. dollar weakening. Losses in Japanese yen, Swiss franc and British pound outweighed gains in commodity based currencies, particularly the Canadian dollar. The portfolio continues to be net short the U.S. dollar.

The metals sector posted the largest losses for the quarter. In July, industrial metals slightly detracted from performance, as gains in long copper exposure could not offset losses in nickel and aluminum. In August, industrial metals slightly detracted from performance as gains in short zinc exposure could not offset losses in long base metals. In September, industrial metals, in particular copper, added to performance, while exposure to precious metals slightly detracted from performance. Copper rallied based on increasing demand from China and tight supply conditions. Metals' exposure continues to be slightly underweight within the portfolio with a net long bias.

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

July 1, 2003 to September 30, 2003

The Partnership was profitable in the metals and stock indices sectors and unprofitable in the energy, agricultural commodities, interest rates and currency sectors. Overall, the Partnership incurred losses for the quarter.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.   Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Global Horizons L.P., with the participation of the General Partner's Chief Principal Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

            (a)  None.
            (b)  None.
            (c) As of February 1, 2004, the Partnership privately offered two new classes of units of limited partnership interest, class A and I. The continuing units were renamed class F. As of February 1, 2004, brokerage commissions were reduced to 7.00% per year. Class A and class I incur brokerage commissions of 7.00% and 4.00% per year, respectively
            (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

            (a)  EXHIBITS

            There are no exhibits required to be filed as part of this report.

            (b)  REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the first nine months of fiscal 2004.

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


                                   ML GLOBAL HORIZONS L.P.


                                      By: MERRILL LYNCH INVESTMENT
                                        MANAGERS LLC
                                           General Partner


Date: November 15, 2004            By /s/ VINAY MENDIRATTA
                                      --------------------
                                   Vinay Mendiratta
                                   Managing Director and Chief Operating Officer
                                   -Alternative Strategies and Quantitative
                                   Advisers Divisions
                                   (Principal Executive Officer)


Date: November 15, 2004            By /s/ PATRICK HAYWARD
                                      -------------------
                                      Patrick Hayward
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)