Form 10-K
period 2004-12-31
ML GLOBAL HORIZONS LP
filed 2005-03-31
CIK 904918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004
                                       or

                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-23240

                             GLOBAL HORIZONS I L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     13-3716393
   ------------------------------              ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                    C/O MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  222 BROADWAY
                                   27th FLOOR
                             NEW YORK, NY 10038-2510
                    (Address of principal executive offices)

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

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12-b2 of the Act).

                                                     Yes   / /          No   /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of February 1, 2005, limited partnership units with an aggregate value of $304,964,943, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2004 Annual Report and Report of Independent Registered Public Accounting Firm" the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments client services at 1-800-765-0995.

                             GLOBAL HORIZONS I L.P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                     PART I

Item 1.       Business                                                                                           1

Item 2.       Properties                                                                                         5

Item 3.       Legal Proceedings                                                                                  5

Item 4.       Submission of Matters to a Vote of Security Holders                                                5

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
              Equity Securities                                                                                  6

Item 6.       Selected Financial Data                                                                            7

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations              9

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                        14

Item 8.       Financial Statements and Supplementary Data                                                       18

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              18

Item 9A.      Controls and Procedures                                                                           18

Item 9B.      Other Information                                                                                 18

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                                19

Item 11.      Executive Compensation                                                                            20

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    20

Item 13.      Certain Relationships and Related Transactions                                                    21

Item 14.      Principal Accountant Fees and Services                                                            22

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules                                                        23

                                     PART I

ITEM 1: BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS:

          Global Horizons I L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures and forward markets under the direction of multiple independent professional advisors (the "Advisors") applying proprietary strategies. The Partnership's objective is to achieve, through speculative trading, substantial capital appreciation over time, except for the contribution of ML Multi-Manager LLC ("MM LLC").

     (b)  AMENDMENTS TO CHARTER DOCUMENTS/NAME CHANGE:

          Effective January 15, 2005, ML Global Horizons L.P. was renamed Global Horizons I L.P. This change was implemented for strategic purposes only. No changes have occurred to the Partnership's investment objective or to the Partnership's structure.

          Merrill Lynch Investment Managers, LLC ("MLIM LLC") is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch, is the Partnership's commodity broker.

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

          As of February 1, 2004, the Partnership privately offered two new series of units of limited partnership interest, Series A and Series I. The continuing units were renamed Series F.

          As of December 31, 2004, the capitalization of the Partnership was $246,428,990 (after the MM LLC contribution), and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $230.10.

          Through December 31, 2004, the highest month-end Net Asset Value of Series F Unit was $245.80 (February 29, 2004) and the lowest $97.36 (February 28, 1994).

     (c)  FINANCIAL INFORMATION ABOUT SEGMENTS:

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

     (d)  NARRATIVE DESCRIPTION OF BUSINESS:

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

          USE OF PROCEEDS AND INTEREST INCOME

          SUBSCRIPTION PROCEEDS.
          MLIM LLC pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the trading advisors ("Advisors") to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below. The most recent continuous offering of Units began for trading effective February 1, 2004.

          MARKET SECTORS.
          The Partnership trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is essentially no restriction on the commodity interests, which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

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

          CHARGES

          The following table summarizes the charges incurred by the Partnership during 2004, 2003 and 2002.

                                    2004                              2003                             2002
                       -------------------------------------------------------------------------------------------------
                                         % OF AVERAGE                     % OF AVERAGE                     % OF AVERAGE
                           DOLLAR         MONTH-END          DOLLAR         MONTH-END        DOLLAR          MONTH-END
      CHARGES              AMOUNT         NET ASSETS         AMOUNT         NET ASSETS       AMOUNT          NET ASSETS
------------------------------------------------------------------------------------------------------------------------
Brokerage Commissions  $   5,725,678         6.89%       $   3,601,088         7.54%      $   3,571,969        7.40%
Administrative Fees          205,144         0.25%             124,175         0.26%            123,171        0.26%
Profit Shares              1,581,140         1.90%           1,998,129         4.19%            746,510        1.55%
Incentive Override                 -         0.00%             805,634         1.69%             68,966        0.14%
                       -------------------------------------------------------------------------------------------------
Total                  $   7,511,962         9.04%       $   6,529,026        13.68%      $   4,510,616        9.35%
                       =================================================================================================

          The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar available assets maintained at MLPF&S.

          The Partnership's average month-end Net Assets during 2004, 2003 and 2002 equaled $83,065,122, $47,738,381, and $48,237,517, respectively.

          During 2004, 2003 and 2002, the Partnership earned $1,297,826, $496,656 and $801,151, respectively, in interest income, or approximately 1.59%, 1.04% and 1.66%, respectively, of the Partnership's average month-end Net Assets.

                         +DESCRIPTION OF CURRENT CHARGES

RECIPIENT                           NATURE OF PAYMENT                 AMOUNT OF PAYMENT
---------                           -----------------                 -----------------
MLPF&S                              Brokerage Commissions             As of February 1, 2004, the flat monthly brokerage
                                                                      commission rate for Series F was reduced to 0.583 of 1%
                                                                      (a 7.00% annual rate) from .0604 of 1% (a 7.25% annual
                                                                      rate). Series A and Series I incur brokerage
                                                                      commissions of 7.00% and 4.00% per year, respectively.

                                                                      During 2004, 2003 and 2002, the round-turn (each
                                                                      purchase and sale or sale and purchase of a single
                                                                      futures contract) equivalent rate of the Partnership's
                                                                      flat-rate brokerage commissions was approximately $90,
                                                                      $84 and $73, respectively.

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

MLIM LLC                            Annual Incentive Overrides        Paid by the Partnership as a whole on an annual basis
                                                                      and by reduction of the Net Asset Value of Units when
                                                                      redeemed. The Incentive Override equals 10% of any Net
                                                                      New Gain (as defined). Units may generate Net New Gain
                                                                      and be subject to paying an Incentive Override even
                                                                      though the Net Asset Value per Unit has declined below
                                                                      the purchase price of such Units. As of January 1, 2004
                                                                      the annual Incentive Override was terminated.

Advisors                            Profit Shares                     All Advisors can receive quarterly or annual Profit
                                                                      Shares ranging from 20% to 25% (depending on the
                                                                      Advisor) of any New Trading Profit achieved by their
                                                                      Partnership account. Profit Shares are also paid upon
                                                                      redemption of Units and upon the net reallocation of
                                                                      assets away from an Advisor. New Trading Profit is
                                                                      calculated separately in respect of each Advisor,
                                                                      irrespective of the overall performance of the
                                                                      Partnership. The Partnership may pay substantial Profit
                                                                      Shares during periods when it is incurring significant
                                                                      overall losses.

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

ITEM 3: LEGAL PROCEEDINGS

          Neither the Partnership nor MLIM LLC has ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLIM LLC, MLIM, MLPF&S and all other entities involved in the operation of the Partnership. Merrill Lynch, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Item 5(a)

  (a)     MARKET INFORMATION:

               There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges when applicable.

  (b)     HOLDERS:

          As of December 31, 2004, there were 2,941 holders of Units, including MLIM LLC.

  (c)     DIVIDENDS:

          The Partnership has made no distributions since trading commenced, nor does MLIM LLC presently intend to make any distributions in the future.

  (d)     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

          Not applicable.

  Item 5(b)

          Not applicable.

  Item 5(c)

          Not applicable.

ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                 FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                   ENDEDED          ENDED           ENDED           ENDED           ENDED
                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
   INCOME STATEMENT DATA             2004            2003            2002            2001            2000
   ----------------------------------------------------------------------------------------------------------
   Revenues:

   Trading profit (loss)
      Realized                  $   8,179,826    $ 13,824,221    $  3,063,425    $  9,573,592    $  1,325,278
      Change in Unrealized           (700,154)        (44,489)      2,373,002      (3,522,456)      4,703,837
      Settlement Proceeds                   -               -       1,346,689               -               -
                                -----------------------------------------------------------------------------
        Total trading revenues      7,479,672      13,779,732       6,783,116       6,051,136       6,029,115
                                -----------------------------------------------------------------------------
   Investment Income:

      Interest                      1,297,826         496,656         801,151       1,987,808       3,939,708
                                -----------------------------------------------------------------------------

   Expenses:
      Brokerage Commissions         5,725,678       3,601,088       3,571,969       4,136,863       4,862,392
      Profit Shares                 1,581,140       1,998,129         746,510       1,511,234         837,948
      Administrative Fees             205,144         124,175         123,171         142,650         167,669
      Incentive Override                    -         805,634          68,966          10,771               -
                                -----------------------------------------------------------------------------
      Total Expenses                7,511,962       6,529,026       4,510,616       5,801,518       5,868,009
                                -----------------------------------------------------------------------------

   Net Investment loss             (6,214,136)     (6,032,370)     (3,709,465)     (3,813,710)     (1,928,301)
                                -----------------------------------------------------------------------------

   Net Income                   $   1,265,536    $  7,747,362    $  3,073,651    $  2,237,426    $  4,100,814
                                =============================================================================

                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
   BALANCE SHEET DATA                         2004            2003            2002            2001            2000
   -------------------------------------------------------------------------------------------------------------------
   Partnership Net Asset Value           $ 246,428,990    $ 48,655,272    $ 46,942,277    $ 51,773,460    $ 60,280,800
   Net Asset Value per Series F Unit
                                         $      230.10    $     233.12    $     198.48    $     185.92    $     179.10
                                         -----------------------------------------------------------------------------

             MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

              JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
      ----------------------------------------------------------------------------------------------------------------------------
      2000  $ 168.83  $ 168.54  $ 164.59  $ 162.97  $ 166.07  $ 162.44  $ 161.84  $ 162.80  $ 160.30  $ 160.21  $ 169.32  $ 179.10
      2001  $ 180.39  $ 183.37  $ 190.51  $ 182.78  $ 181.49  $ 183.64  $ 181.61  $ 182.38  $ 189.22  $ 199.09  $ 184.90  $ 185.92
      2002  $ 179.13  $ 173.22  $ 172.71  $ 171.39  $ 176.93  $ 186.23  $ 189.41  $ 198.31  $ 203.27  $ 196.83  $ 190.21  $ 198.48
      2003  $ 209.82  $ 218.58  $ 208.20  $ 209.93  $ 220.27  $ 217.22  $ 213.38  $ 212.16  $ 213.21  $ 225.11  $ 224.93  $ 233.12
      2004  $ 238.09  $ 245.80  $ 244.21  $ 233.60  $ 230.71  $ 222.33  $ 220.06  $ 217.70  $ 217.77  $ 221.80  $ 229.90  $ 230.10

                            ML GLOBAL HORIZONS I L.P.
                                DECEMBER 31, 2004

  TYPE OF POOL: Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 4, 1994
                      AGGREGATE SUBSCRIPTIONS: $375,062,135
                      CURRENT CAPITALIZATION: $246,428,990
                   WORST MONTHLY DRAWDOWN(2): (7.13)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (13.93)% (11/01-5/02)

                                   ----------

    NET ASSET VALUE PER SERIES F (ORIGINAL UNIT), DECEMBER 31, 2004: $230.10

                             MONTHLY RATES OF RETURN(4)

MONTH                              2004       2003       2002       2001       2000
-----------------------------------------------------------------------------------
January                            2.13%      5.71%     (3.65%)     0.72%      1.38%
February                           3.24       4.17      (3.30)      1.65      (0.17)
March                             (0.65)     (4.75)     (0.30)      3.90      (2.34)
April                             (4.34)      0.83      (0.77)     (4.06)     (0.99)
May                               (1.24)      4.92       3.24      (0.71)      1.91
June                              (3.63)     (1.38)      5.26       1.19      (2.19)
July                              (1.02)     (1.77)      1.71      (1.11)     (0.37)
August                            (1.07)     (0.57)      4.70       0.42       0.59
September                          0.04       0.49       2.50       3.75      (1.53)
October                            1.85       5.58      (3.17)      5.22      (0.06)
November                           3.65      (0.08)     (3.36)     (7.13)      5.69
December                           0.09       3.64       4.35       0.55       5.77
Compound Annual Rate of Return    (1.29)%    17.45%      6.75%      3.81%      7.54%

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2000 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2000 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          MLIM LLC may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, Merrill Lynch Alternative Investments LLC ("MLAI LLC") (formerly Merrill Lynch Alternative Strategies, LLC) (the previous general partner) and MLIM LLC have not done so to date and MLIM LLC does not presently intend to do so.

     PERFORMANCE SUMMARY

2004

                                TOTAL TRADING
                                   RESULTS
Interest Rates                  $   2,472,856
Energy                              2,150,891
Stock Indices                       1,358,529
Currencies                          1,064,855
Agriculture                           537,117
Metals                               (104,576)
                                -------------
                                $   7,479,672
                                =============

          The Partnership's overall trading performance was profitable with gains in the interest rate and energy sector contributing the most profits.

          Trading in the interest rate sector was the most profitable for the Partnership. Small gains were posted in the first quarter generated from various positions at the short end of the yield curve in Canada and Europe. In the second quarter, the rise of the interest rates contributed to the losses posted. Bond prices rallied in the third quarter, which contributed to gains in the sector. U.S. treasury markets reacted positively to employment data released during the fourth quarter causing gains to be posted.

          The energy sector posted gains throughout the year. As temperatures remained below normal for the northeastern and midwestern United States, and OPEC put limitations on output, profits rose in the energy sector. Crude oil contributed mostly to the profits generated during the second quarter. Crude oil continued its rally in the third quarter and continued that upward trend in to the fourth quarter.

          Stock index trading posted gains for the year despite small losses in the second and third quarters. The main drivers to performance early in the first quarter were the Xetra DAX, the S&P 500 and the Taiwan Stock Indices. Slight losses posted in the second quarter were primarily due to worldwide concerns about the imminent rate increases in the United States. During the third quarter, major global equity markets recorded sharp declines with a lack of volatility, then saw a slight rally late in the quarter. Stock indices proved profitable in the fourth quarter with European equities outperforming U.S. and Asian markets.

          The currencies sector posted a net gain for the year. Gains were posted in the first quarter while currency trading was volatile as the U.S. dollar fell to four year lows against the Japanese yen. Losses were posted in the second quarter from positions in the Australian dollar, Swiss franc, British pound and other major markets. The sector posted a loss for the third quarter in a volatile trading market. The currency sector posted a strong gain for the month of October with downward pressure on the U. S. dollar resumed as higher oil prices and a close presidential election pushed the green back lower. The sector continued its upward trend in the remaining fourth quarter.

          Trading in the agricultural commodities sector posted gains for the year. The sector was profitable for the first quarter as grain markets continued to extend their long-term rally, with corn, soybeans, and soymeal being pushed higher on strong demand from Asia and lower estimate of supply from South America in March. A loss was posted in the sector for the second quarter, despite small gains posted in early in the quarter. Soybean prices fell sharply as ideal weather conditions persisted in the Midwest and exports failed to materialize. The sector posted slight gains in the third quarter as the U.S. Department of Agriculture gave low crop estimates based on forecasts of an early freeze and slow crop development. Trading in agricultural commodities continued its downward trend in the fourth quarter as the USDA reported a crop well above market expectations, pushing grain prices lower. Cocoa trading was volatile as the political situation in the Ivory Coast deteriorated.

          The metals sector posted a loss for the year, despite it being the high performer early in the year. In the first quarter, copper rose to highest price in more than six years and gold climbed to highs not seen since 1988. Strong demand for copper and continued speculative interest pushed the market to a seven-year high. The second quarter was volatile with aluminum as the main cause for losses ending in May and industrial metals fell in June. The metals sector posted the largest losses for the third quarter. Gains from copper could not offset losses in nickel and aluminum. The sector posted gains in the fourth quarter as precious metals continued their upward trend.

2003

                                TOTAL TRADING
                                   RESULTS
Interest Rates                  $     292,510
Stock Indices                         768,618
Agriculture                          (591,507)
Currencies                         10,308,254
Energy                                756,661
Metals                              2,245,196
                                -------------
                                $  13,779,732
                                =============

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

          The energy sector was profitable for the Partnership. Long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages. Strong gains occurred in the month of August generated by trading unleaded gas and crude oil. Wherein the fourth quarter the energy sector continued to be volatile, as crude oil, initially rallied to above $32 a barrel, but then plunged when OPEC output numbers actually increased during November, while they were expected to decrease. Mild weather in the United States late in the year, led a downward trend in natural gas, which allowed short positions to be profitable.

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

          During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis and the Incentive Override (terminated in 2004). Gross profitability is in turn affected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

OFF-BALANCE SHEET ARRANGEMENTS AND TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

          The Partnership has no applicable disclosure under this Item 7 regarding off-balance sheet arrangements and tabular disclosure of contractual obligations pursuant to Regulation S-K, Item 303(a)(4) and 303(a)(5), respectively as the Partnership does not have any off balance sheet arrangements that are likely to have a significant impact on its financial position or contractual obligations long term in nature.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years 2004 and 2003. During the fiscal year 2004, the Partnership's average capitalization was approximately $90,532,707. During the fiscal year 2003, the Partnership's average capitalization was approximately $47,738,381.

                                DECEMBER 31, 2004

                                       AVERAGE     % OF AVERAGE    HIGHEST VALUE  LOWEST VALUE
MARKET SECTOR                       VALUE AT RISK  CAPITALIZATION     AT RISK        AT RISK
----------------------------------  -------------  --------------  -------------  -------------
Interest Rates                      $   4,504,345            4.98% $   9,299,897  $     302,525
Currencies                                929,610            1.03%     2,796,995        168,478
Stock Indices                             304,520            0.34%     1,530,119         11,732
Metals                                    355,839            0.39%     2,015,386          6,539
Agriculture                                67,799            0.07%       308,248         12,190
Energy                                    112,545            0.12%       240,346          4,605
                                    -------------  --------------  -------------  -------------

TOTAL                               $   6,274,658            6.93% $  16,190,991  $     506,069
                                    =============  ==============  =============  =============

                                DECEMBER 31, 2003

                                       AVERAGE     % OF AVERAGE    HIGHEST VALUE  LOWEST VALUE
MARKET SECTOR                       VALUE AT RISK  CAPITALIZATION     AT RISK        AT RISK
----------------------------------  -------------  --------------  -------------  -------------
Interest Rates                      $   2,997,989            6.28% $   4,154,318  $   1,055,665
Currencies                                921,761            1.93%     3,396,678        267,591
Stock Indices                             142,425            0.30%       379,904         12,824
Metals                                    270,184            0.57%     1,168,725         48,221
Agriculture                                92,451            0.19%       468,822         11,585
Energy                                     80,612            0.17%       220,906          6,443
                                    -------------  --------------  -------------  -------------

TOTAL                               $   4,505,422            9.44% $   9,789,353  $   1,402,329
                                    =============  ==============  =============  =============

     Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Partnership's capitalization at the end of each calendar quarter of fiscal years 2004 and 2003.

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

          The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is generally insignificant.

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

          The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

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

          STOCK INDICES.
          The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2004 the Partnership's primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

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

          AGRICULTURAL COMMODITIES.
          The Partnership's primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2004. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, MLIM LLC anticipates that the Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

          ENERGY.
          The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

          The following were the non-trading risk exposures of the Partnership as of December 31, 2004.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
  ML Global Horizons L.P.

Net Income by Quarter
Eight Quarters through December 31, 2004

                          FOURTH        THIRD        SECOND        FIRST        FOURTH       THIRD         SECOND       FIRST
                          QUARTER      QUARTER      QUARTER       QUARTER       QUARTER     QUARTER       QUARTER      QUARTER
                            2004         2004         2004          2004         2003         2003           2003        2003
                       ------------ ------------  ------------  ------------ ------------ ------------  -----------  -----------
Total Income (Loss)    $ 10,640,033 $   (306,947) $ (5,436,741) $  3,881,153 $  6,879,160 $    (67,572) $ 3,438,403  $ 4,026,397
Total Expenses            3,483,624    1,565,539       862,973     1,599,826    2,622,223      820,744    1,401,996    1,684,063
                       ---------------------------------------------------------------------------------------------------------
Net Income (Loss)      $  7,156,409 $ (1,872,486) $ (6,299,714) $  2,281,327 $  4,256,937 $   (888,316) $ 2,036,407  $ 2,342,334
                       =========================================================================================================

Net Income (Loss)
  per Unit             $     0.0754 $    (0.0340) $    (0.3088) $     1.7840 $      19.98 $      (4.06) $      9.08  $     10.00

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

ITEM 9A: CONTROLS AND PROCEDURES

          Merrill Lynch Investment Managers LLC, the General Partner of ML Global Horizons I L.P., with the participation of the General Partner's Chief Operating Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B: OTHER INFORMATION

          Not Applicable.

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

VINAY MENDIRATTA         Managing Director and Chief Operating Officer -
                         Alternative Strategies and Quantitative Advisers
                         Division

FABIO P. SAVOLDELLI      Managing Director and Chief Investment Officer-
                         Alternative Strategies Division

JAMES KASE               President and Chief Marketing Officer

ANDREW DONAHUE           General Counsel

PATRICK HAYWARD          Chief Financial Officer

          Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director and Head of Hedge Fund Product Management, Alternative Strategies and Quantitative Advisers divisions since August 2003. Mr. Mendiratta served as Chief Operating Officer of MLIM LLC's Alternative Investment division since March 2003. Prior to that he was MLIM's Alternative Investments product specialist based in London responsible for the marketing hedge fund products to clients in Europe and the Middle East. Prior to joining MLIM, Mr. Mendiratta was a product specialist for Bankers Trust's quantitative investment team and has ten years of investment experience. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia.

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

          Patrick Hayward was born in 1967. Mr. Hayward has been the Chief Financial Officer for MLIM Americas Institutional and Registrant since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale from December 2001 to June 2002; Vice President and Controller of SG Cowen Asset Management, Inc. from December 1999 to December 2001; Controller and Operations Manager for Compass Group, LLC from July 1997 to November 1999; Controllers Associate for Morgan Stanley & Co. from April 1993 to July 1997; and Senior Accountant for Ernst & Young from September 1989 to April 1993. He received his Bachelor of Arts from College of William & Mary.

          As of December 31, 2004, MLIM LLC's general partner interest in the Partnership was valued at approximately $1,215,471.

          As of February 29, 2004, MLIM LLC acts as general partner to three public futures Partnerships whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Principal Protection L.P., and the Partnership. Because MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds.

     (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

     (d)  FAMILY RELATIONSHIPS:

               None.

     (e)  BUSINESS EXPERIENCE:

               See Items 10 (a) and 10(b) above.

     (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

     (g)  PROMOTERS AND CONTROL PERSONS:

               Not applicable.

     (h)  AUDIT COMMITTEE FINANCIAL EXPERT:

               Not applicable. (Neither the Partnership nor MLIM LLC has an audit committee.)

          CODE OF ETHICS:

          The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available upon request by calling 1-800-637-3863.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

          As of December 31, 2004, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

          As of December 31, 2004, MLIM LLC owned 756,618 Units (unit-equivalent general partnership interests), which was approximately 0.69 % of the total Units outstanding.

     (b)  CHANGES IN CONTROL:

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

          In 2004, the Partnership expensed: (i) Brokerage Commissions of $5,725,678, which included $1,115,238 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $ 205,144 to MLIM LLC. In addition, MLIM LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

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

     (d)  TRANSACTIONS WITH PROMOTERS:
          Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a)  AUDIT FEES

          Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2004 were $52,350.

          Aggregate fees for these services for the year ended December 31, 2003 were $35,000.

     (b)  AUDIT-RELATED FEES

          There were no other audit-related fees for the years ended December 31, 2004 or 2003 related to the Partnership.

     (c)  TAX FEES

          Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2004 were $80,000.

          Aggregate fees for these services for the year ended December 31, 2003 were $35,000.

     (d)  ALL OTHER FEES

          No fees were paid to Deloitte and Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2004 or 2003 for any other professional services in relation to the Partnership.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     1.   FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):

                                                                                PAGE
                                                                                ----
          Report of Independent Registered Public Accounting Firm                  1

          Statements of Financial Condition as of December 31, 2004 and 2003       2

          For the years ended December 31, 2004, 2003 and 2002:
          Statements of Income                                                     3
          Statements of Changes in Partners' Capital                               4

          Financial Data Highlights for the year ended December 31, 2004           5

          Notes to Financial Statements                                         6-12

     2.   FINANCIAL STATEMENT SCHEDULES:

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

3.01(i)               Amended and Restated Certificate of Limited Partnership of the Registrant,
                      dated August 25, 1994.

EXHIBIT3.01(i):       Is incorporated herein by reference from Exhibit 3.01(i) contained in the
                      Registrant's Registration Statement.

3.01(ii)              Amended and Restated Limited Partnership Agreement of the Partnership.

EXHIBIT 3.01(ii):     Is incorporated herein by reference from Exhibit 3.01(ii) contained in the
                      Registrant's Registration Statement (as Exhibit A).

3.01(iii)             Amended and Restated Certificate of Limited Partnership of the Partnership,
                      dated July 27, 1995.

EXHIBIT 3.01(iii):    Is incorporated by reference from Exhibit 3.02(iii) contained in the
                      Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)              Amended and Restated Certificate of Limited Partnership of the Partnership,
                      dated January 13, 2005.

EXHIBIT 3.01(iv):     Is filed herewith.

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

13.01                 2004 Annual Report and Report of Independent Registered Public Accounting Firm.

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



                               ML GLOBAL HORIZONS I L.P.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                    DATE
---------                           -----                                                    ----
/s/Vinay Mendiratta                 Managing Director and Chief Operating Officer            March 31, 2005
-------------------                 - Alternative Strategies and Quantitative
Vinay Mendiratta                    Advisers Divisions
                                    (Principal Executive Officer)

/s/Fabio P. Savoldelli              Managing Director and Chief Investment Officer           March 31, 2005
----------------------              - Alternative Strategies Division
Fabio P. Savoldelli

/s/James Kase                       President and Chief Marketing Officer                    March 31, 2005
------------
James Kase

/s/Andrew Donohue                   General Counsel                                          March 31, 2005
-----------------
Andrew Donohue

/s/Patrick Hayward                  Chief Financial Officer                                  March 31, 2005
------------------                  (Principal Financial and Accounting Officer)
Patrick Hayward

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM LLC).

MERRILL LYNCH INVESTMENT            General Partner of Registrant                            March 31, 2005
MANAGERS LLC

By: /s/ Vinay Mendiratta
    --------------------
    Vinay Mendiratta
    Managing Director and Chief Operating Officer
    Alternative Strategies and Quantitative Advisers Divisions
    (Principal Executive Officer)

                                  EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1. I have reviewed this report on Form 10-K of ML Global Horizons I L.P.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter ( the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 31, 2005

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                  EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-K of ML Global Horizons I L.P.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and have:

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

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2005

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML Global Horizons I L.P. on Form (the "Company") 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Vinay Mendiratta, Managing Director and Chief Operating Officer-Alternative Strategies and Quantititive Advisers Divisions of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                  EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of ML Global Horizons I L.P. (the"Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Patrick Hayward, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of he Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                            ML GLOBAL HORIZONS I L.P.

                                 2004 FORM 10-K

                                INDEX TO EXHIBITS

EXHIBIT
-------
Exhibit 3.01(iv)      Amended and Restated Certificate of Limited Partnership of the Partnership,
                      dated January 13, 2005.

Exhibit 13.01         2004 Annual Report and Report of Independent Registered Public Accounting Firm