Form 10-Q
period 2005-03-31
ML GLOBAL HORIZONS LP
filed 2005-05-16
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________


Commission File Number 0-23240

                             GLOBAL HORIZONS I L.P.
                             ----------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                       13-3716393
------------------------------                ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             New York, NY 10038-2510
                             ------------------------

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

Item 1.  Financial Statements

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                  MARCH 31,
                                                                    2005         DECEMBER 31,
                                                                (UNAUDITED)         2004
                                                               --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                         $  275,062,704   $  148,295,862
  Net unrealized profit on open contracts                           1,557,396        3,149,341
Accrued interest and other assets                                     595,912          238,759
                                                               --------------   --------------
    TOTAL                                                      $  277,216,012   $  151,683,962
                                                               ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit Shares payable                                        $      701,513   $    1,107,931
  Brokerage commissions payable                                       912,004          862,605
  Redemptions payable                                              13,320,569          331,608
  Administrative fees payable                                          33,330           31,446
                                                               --------------   --------------
    Total liabilities                                              14,967,416        2,333,590
                                                               --------------   --------------

PARTNERS' CAPITAL:
  General Partner (1,189,937 and 756,618 Units)                     2,187,918        1,215,470
  Limited Partners -- Unitized (145,534,109 and
   108,712,438 Units)                                             179,193,005      148,134,902
  Limited Partners -- Non-unitized                                 80,867,673
                                                               --------------   --------------
    Total partners' capital                                       262,248,596      149,350,372
                                                               --------------   --------------
      TOTAL                                                    $  277,216,012   $  151,683,962
                                                               ==============   ==============
NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

                              GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               FOR THE THREE    FOR THE THREE
                                                                MONTHS ENDED     MONTHS ENDED
                                                                 MARCH 31,        MARCH 31,
                                                                    2005             2004
                                                               --------------   --------------
TRADING REVENUE (LOSS):
  Trading profit (loss):
    Realized                                                   $      129,619   $    5,790,050
    Change in unrealized                                           (1,595,514)      (2,025,033)
                                                               --------------   --------------

      Total trading revenue (loss)                                 (1,465,895)       3,765,017
                                                               --------------   --------------

  INVESTMENT INCOME
    Interest                                                        1,629,661          116,136
                                                               --------------   --------------

EXPENSES:

Brokerage commissions                                               3,998,022          892,987
Profit Shares                                                         698,959          675,305
Administrative fees                                                   137,539           31,534
                                                               --------------   --------------

      Total expenses                                                4,834,520        1,599,826
                                                               --------------   --------------

NET INVESTMENT LOSS                                                (3,204,859)      (1,483,690)
                                                               --------------   --------------

NET INCOME (LOSS)                                              $   (4,670,754)  $    2,281,327
                                                               ==============   ==============

NET INCOME (LOSS) PER UNIT:

  Weighted average number of General Partner
    and Limited Partner Units outstanding                         135,991,602        1,278,787
                                                               ==============   ==============
  Net income (loss) per weighted average
    General Partner and Limited Partner Unit                   $      (0.0245)  $       1.7840
                                                               ==============   ==============

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                                                       LIMITED PARTNERS
                                                 GENERAL        ------------------------------
                                UNITS            PARTNER           UNITIZED       NON-UNITIZED        TOTAL
                            --------------    --------------    --------------    ------------    --------------
PARTNERS' CAPITAL,
 December 31, 2003                 208,714    $      496,775    $   48,158,497    $        --       $   48,655,272

Additions                        3,152,305                 -         3,244,280             --            3,244,280

Net income                               -            23,639         2,257,688             --            2,281,327

Redemptions                         (4,259)                -        (1,039,765)            --           (1,039,765)
                            --------------    --------------    --------------    ------------      --------------

PARTNERS' CAPITAL,
 March 31, 2004                  3,356,760    $      520,414    $   52,620,700    $        --       $   53,141,114
                            ==============    ==============    ==============    ============      ==============

PARTNERS' CAPITAL,
 December 31, 2004             109,469,056    $    1,215,470    $  148,134,902    $        --       $  149,350,372

Additions                       38,229,191         1,122,147        35,769,954      96,754,733         133,646,834

Net loss                                 -           (39,602)       (3,298,009)     (1,333,143)         (4,670,754)

Redemptions                       (974,201)         (110,097)       (1,413,842)    (14,553,917)        (16,077,856)
                            --------------    --------------    --------------    ------------      --------------

PARTNERS' CAPITAL,
 March 31, 2005                146,724,046    $    2,187,918    $  179,193,005    $ 80,867,673      $  262,248,596
                            ==============    ==============    ==============    ============      ==============


See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Global Horizons I L.P. (the "Partnership") as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Effective December 31, 2004, ML Multi-Manager LLC redeemed all members capital and such amounts were invested in the Partnership as of January 2, 2005 as non-unitized limited partners capital.

As of January 15, 2005, the Partnership changed its name from ML Global Horizons L.P. to Global Horizons I L.P. No changes have occurred to the Partnership's investment objective or to the Partnership's structure.

2.   NET ASSET VALUE PER UNIT

At March 31, 2005 and December 31, 2004, the Net Asset Values of the different series of Units were:

March 31, 2005
(unaudited)

                                                                        NET ASSET
                                                         NUMBER OF      VALUE PER
                                      NET ASSET VALUE      UNITS           UNIT
                                      ---------------  --------------   ----------
Series A                              $   130,602,470     138,765,512   $   0.9412
Series F                                   42,891,456         190,312       225.37
Series I                                    7,253,781       7,768,222       0.9338
                                      ---------------  --------------
                                          180,747,707     146,724,046
                                      ---------------  --------------

NON-UNITIZED SERIES

ML Futures Investments L.P.                44,445,749               -            -
ML Principal Protection L.P.               12,083,012               -            -
ML Principal Protection Plus Ltd.          24,972,128               -            -
                                      ---------------  --------------
                                           81,500,889               -
                                      ---------------  --------------

                                      $   262,248,596     146,724,046
                                      ===============  ==============

December 31, 2004

                                                                        NET ASSET
                                                         NUMBER OF      VALUE PER
                                      NET ASSET VALUE      UNITS           UNIT
                                      ---------------  --------------   ----------
Series A                              $   100,146,503     104,152,884   $   0.9615
Series F                                   44,347,994         192,730       230.10
Series I                                    4,855,875       5,123,442       0.9478
                                      ---------------  --------------
                                      $   149,350,372     109,469,056
                                      ===============  ==============

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

Merrill Lynch Investment Managers LLC ("MLIM LLC"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES F UNIT

                            JAN        FEB        MAR
                         ---------  ---------  ---------
                   2004  $  238.09  $  245.80  $  244.21
                   2005  $  222.30  $  224.75  $  225.37

Performance Summary

January 1, 2005 to March 31, 2005

The Partnership posted a loss for the first quarter. Losses in the currency and global equity sectors outweighed gains experienced in the agricultural sector.

The interest rate sector was the best performing sector for the Partnership. The Partnership benefited from long U.S. dollar positions versus the Euro and long Euro and Japanese fixed incomes. Systematic, long-term trend followers also posted gains in the interest rate sector.

The energy sector was the second highest performing sector for the Partnership. Gains were experienced in the energy sector as the Partnership benefited from long positions in crude oil and gas as these industries profited. Gains were also posted in long crude oil and heating oil positions.

The agricultural sector also performed well for the quarter. Gains were experienced from long positions in cattle and hog markets. Short grain positions and long soybean positions detracted from performance mid-quarter. However, the quarter ended with gains posted due to coffee, which experienced a lack of supply and a growing demand.

The metals sector posted a gain for the quarter. The Partnership benefited from long positions in base and precious metals, such as gold, copper and zinc.

The stock indices sector posted a loss for the quarter. Losses occurred in the beginning of the quarter due to a trend reversal from long global equities to short global equities. Profits were made through long positions on the FTSE index and Asian equities. Stock indices contributed negatively to performance as the equity markets declined at the end of the quarter.

The currency sector posted the greatest loss for the Partnership. Losses at the beginning of the quarter were due to a trend reversal from short U.S. dollar positions to long U.S. dollar positions. Long Japanese yen and Swiss franc positions also experienced losses. With the U.S. Federal Reserve expressing concern about inflation, investors predicted that interest rates and the U.S. dollar would rise. This caused losses as investors fled from emerging currencies. Long Australian dollar and Mexican peso positions also contributed to negative performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of Global Horizons I L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL HORIZONS I L.P.



                                    By:  MERRILL LYNCH INVESTMENT
                                         MANAGERS LLC
                                            General Partner



Date: May 16, 2005                  By /s/ FABIO P. SAVOLDELLI
                                       -----------------------
                                    Fabio P. Savoldelli
                                    Managing Director and Chief Investment
                                    Officer
                                    -Alternative Strategies
                                    Advisers Division
                                    (Principal Executive Officer)



Date:  May 16, 2005                 By /s/ PATRICK HAYWARD
                                       -------------------
                                    Patrick Hayward
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)