Form 10-Q
period 2005-06-30
ML GLOBAL HORIZONS LP
filed 2005-08-12
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

          Delaware                                      13-3716393
----------------------------                   -------------------------------
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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30,
                                                                              2005         DECEMBER 31,
                                                                          (UNAUDITED)         2004
                                                                         --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                                   $  280,557,395   $  148,295,862
  Net unrealized profit on open contracts                                     3,194,150        3,149,341
Accrued interest and other assets                                               589,353          238,759
                                                                         --------------   --------------

      TOTAL ASSETS                                                       $  284,340,898   $  151,683,962
                                                                         ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit share payable                                                   $      552,569   $    1,107,931
  Brokerage commissions payable                                               1,134,375          862,605
  Redemptions payable                                                         2,861,206          331,608
  Administrative fees payable                                                    41,242           31,446
                                                                         --------------   --------------

      Total liabilities                                                       4,589,392        2,333,590
                                                                         --------------   --------------

PARTNERS' CAPITAL:
  General Partner (1,189,937 and 756,618 Units)                               1,532,817        1,215,470
  Limited Partners - Unitized (172,160,206 and 108,712,438 Units)           200,693,405      148,134,902
  Limited Partners - Non- unitized                                           77,525,284                -
                                                                         --------------   --------------

      Total partners' capital                                               279,751,506      149,350,372
                                                                         --------------   --------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $  284,340,898   $  151,683,962
                                                                         ==============   ==============

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                                                      MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                        JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                          2005             2004             2005             2004
                                                     -------------    -------------    -------------    -------------
TRADING PROFITS (LOSSES):

    Realized                                         $  (2,159,344)   $  (2,317,920)   $  (2,029,725)   $   3,472,130
    Change in unrealized                                 1,638,206       (3,296,933)          42,692       (5,321,966)
                                                     -------------    -------------    -------------    -------------

      Total trading losses                                (521,138)      (5,614,853)      (1,987,033)      (1,849,836)
                                                     -------------    -------------    -------------    -------------

INVESTMENT INCOME:
  Interest income                                        1,939,288          178,112        3,568,949          294,248
                                                     -------------    -------------    -------------    -------------

EXPENSES:
  Brokerage commissions                                  4,459,231        1,073,468        8,457,253        1,966,455
  Profit shares                                            447,852         (248,880)       1,146,811          426,425
  Administrative fees                                      154,254           38,385          291,793           69,919
                                                     -------------    -------------    -------------    -------------

      Total expenses                                     5,061,337          862,973        9,895,857        2,462,799
                                                     -------------    -------------    -------------    -------------

NET INVESTMENT LOSS                                     (3,122,049)        (684,861)      (6,326,908)      (2,168,551)
                                                     -------------    -------------    -------------    -------------

NET LOSS                                             $  (3,643,187)   $  (6,299,714)   $  (8,313,941)   $  (4,018,387)
                                                     =============    =============    =============    =============

NET LOSS PER UNIT:
  Weighted average number of General Partner
   and Limited Partner Units outstanding               166,155,579       20,401,287      151,073,590       10,840,038
                                                     =============    =============    =============    =============

  Net loss per weighted average
   General Partner and Limited Partner Unit          $     (0.0219)   $     (0.3088)   $     (0.0550)   $     (0.3707)
                                                     =============    =============    =============    =============

Calculation of Net loss per weighted average does not include net loss allocated to non-unitized interests.

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

                                                                      LIMITED PARTNERS
                                                GENERAL
                                UNITS           PARTNER          UNITIZED       NON-UNITIZED        TOTAL
                            -------------    -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
 December 31, 2003                208,714    $     496,775    $  48,158,497    $           -    $  48,655,272

Additions                      30,299,209          126,999       29,907,950                -       30,034,949

Net loss                                -          (27,833)      (3,990,554)               -       (4,018,387)

Redemptions                       (22,725)               -       (1,917,479)               -       (1,917,479)
                            -------------    -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
 June 30, 2004                 30,485,198    $     595,941    $  72,158,414    $           -    $  72,754,355
                            =============    =============    =============    =============    =============

PARTNERS' CAPITAL,
 December 31, 2004            109,469,056    $   1,215,470    $ 148,134,902    $           -    $ 149,350,372

Additions                      67,595,034          403,893       62,946,553       97,094,491      160,444,937

Net loss                                -          (44,968)      (5,951,632)      (2,317,341)      (8,313,941)

Redemptions                    (3,713,947)         (41,578)      (4,436,418)     (17,251,866)     (21,729,862)
                            -------------    -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
 June 30, 2005                173,350,143    $   1,532,817    $ 200,693,405    $  77,525,284    $ 279,751,506
                            =============    =============    =============    =============    =============

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Global Horizons I L.P. (the "Partnership") as of June 30, 2005, and the results of its operations for the six months ended June 30, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

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

Effective December 31, 2004, ML Multi-Manager LLC redeemed all members' capital and such amounts were invested in the Partnership as of January 2, 2005 as non-unitized limited partners' capital.

As of January 15, 2005, the Partnership changed its name from ML Global Horizons L.P. to Global Horizons I L.P. No changes have occurred to the Partnership's investment objective or to the Partnership's structure.

2. NET ASSET VALUE PER UNIT

At June 30, 2005 and December 31, 2004, the Net Asset Values of the different series of Units were:

June 30, 2005
(unaudited)

                                                                     NET ASSET
                                      NET ASSET       NUMBER OF      VALUE PER
                                        VALUE           UNITS          UNIT
                                    -------------    -----------   -------------
Series A                            $ 152,978,549    165,049,848   $      0.9269
Series F                               41,736,967        188,012   $      221.99
Series I                                7,510,706      8,112,283   $      0.9258
                                    -------------    -----------
                                      202,226,222    173,350,143
                                    -------------    -----------

Non-unitized Series

ML Futures Investments L.P.            42,208,872
ML Principal Protection L.P.           11,317,586
ML Principal Protection Plus Ltd.      23,998,826
                                    -------------
                                       77,525,284
                                    -------------

                                    $ 279,751,506
                                    =============

December 31, 2004

                                                                     NET ASSET
                                      NET ASSET       NUMBER OF      VALUE PER
                                        VALUE           UNITS          UNIT
                                    -------------    -----------   -------------
Series A                            $ 100,146,503    104,152,884   $      0.9615
Series F                               44,347,994        192,730          230.10
Series I                                4,855,875      5,123,442          0.9478
                                    -------------    -----------
                                    $ 149,350,372    109,469,056
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES F UNIT

              JAN.       FEB.       MAR.      APR.        MAY       JUN.
    ----------------------------------------------------------------------
    2004    $ 238.09   $ 245.80   $ 244.21  $ 233.60   $ 230.71   $ 222.33

    2005    $ 222.30   $ 224.75   $ 225.37  $ 218.90   $ 219.29   $ 221.99

Performance Summary

JANUARY 1, 2005 TO JUNE 30, 2005

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

April 1, 2005 to June 30, 2005

The Partnership experienced gains in the interest rates and currencies sectors and losses in the remaining sectors.

Trading in interest rates posted gains for the Partnership, despite losses early in the quarter. The Partnership benefited from long positions in the 10-year German Bund. The long positions held by the Partnership in European and Japanese government bonds contributed to gains as well.

The currencies sector posted a gain as well for the quarter. Long positions in the British pound and Aussie dollar contributed early on in the quarter. Short positions to the British pound, Swiss franc and Euro enabled the Partnership to capitalize on trend reversals in the market in the latter half of the quarter.

Trading in stock indices attributed to overall trading losses for the Partnership despite gains posted in the second two months of the quarter. As equity markets declined, the stock indices market posted losses. Short positions of domestic equities slightly offset some of the gains attributed to global and European equities. Profits from long exposure in the European and U.S. equities were not enough to offset the losses incurred earlier in the quarter.

Trading in agricultural commodities posted losses for the quarter. Gains in exposure to hogs and soybeans were not enough to offset trading losses in other commodities. Long exposure to soymeal attributed to the losses as well.

Losses were posted throughout the quarter in the metals sector. Long positions in base metals detracted from performance. Complex base metals detracted from performance as well.

The energy sector posted the largest losses for the quarter. Crude oil and heating oil declined as crude oil fell in price, which negatively impacted trend followers.

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

April 1, 2004 to June 30, 2004

The Partnership experienced a slight gain in the energy sector for the second quarter. All other sectors experienced losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of Global Horizons I L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending proceedings to which the Partnership or MLIM LLC is a party.

Item 2. Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c) As of February 1, 2004, the Partnership privately offered two new classes of units of limited partnership interest, class A and I. The continuing units were renamed class F. As of February 1, 2004, the class F brokerage commissions were reduced to 7.00% per year. Class A and class I incur brokerage commissions of 7.00% and 4.00% per year, respectively.
          (d)  None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

         There are no exhibits required to be filed as part of this report.

         (b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the first six months of fiscal 2005.

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


                               GLOBAL HORIZONS I L.P.


                               By:  MERRILL LYNCH INVESTMENT
                                    MANAGERS LLC
                                      General Partner


Date: August 12, 2005          By /s/ FABIO P. SAVOLDELLI
                                  -----------------------
                               Fabio P. Savoldelli
                               Managing Director and Chief Investment Officer
                                -Alternative Strategies Advisers
                               Division
                               (Principal Executive Officer)


Date:  August 12, 2005         By /s/ PATRICK HAYWARD
                                  -------------------
                               Patrick Hayward
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)