Form 10-Q
period 2005-09-30
ML GLOBAL HORIZONS LP
filed 2005-11-14
CIK 904918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                     SEPTEMBER 30,
                                                                         2005         DECEMBER 31,
                                                                      (UNAUDITED)         2004
                                                                    --------------   --------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                              $  285,997,644   $  148,295,862
  Net unrealized profit on open contracts                                3,028,535        3,149,341
  Due from invested funds                                                  408,994                -
Accrued interest and other assets                                          845,266          238,759
                                                                    --------------   --------------

      TOTAL ASSETS                                                  $  290,280,439   $  151,683,962
                                                                    ==============   ==============
LIABILITIES AND PARTNERS' CAPITAL:
LIABILITIES:
  Profit shares payable                                             $       88,722   $    1,107,931
  Brokerage commissions payable                                          1,610,051          862,605
  Redemptions payable                                                    7,077,921          331,608
  Administrative fees payable                                               55,879           31,446
                                                                    --------------   --------------

      Total liabilities                                                  8,832,573        2,333,590
                                                                    --------------   --------------
PARTNERS' CAPITAL
  General Partner (2,012,396 and 756,618 Units)                          2,287,670        1,215,470
  Limited Partners - Unitized (183,297,815 and 108,712,438 Units)      209,545,490      148,134,902
  Limited Partners - Non-unitized                                       69,614,706                -
                                                                    --------------   --------------

      Total partners' capital                                          281,447,866      149,350,372
                                                                    --------------   --------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $  290,280,439   $  151,683,962
                                                                    ==============   ==============

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2005              2004              2005              2004
                                               --------------    --------------    --------------    --------------
TRADING PROFITS (LOSSES):
    Realized                                   $    1,443,207    $   (4,763,376)   $     (586,518)   $   (1,291,246)
    Change in unrealized                             (162,344)        4,111,412          (119,652)       (1,210,554)
                                               --------------    --------------    --------------    --------------

      Total trading profits (losses)                1,280,863          (651,964)         (706,170)       (2,501,800)
                                               --------------    --------------    --------------    --------------
INVESTMENT INCOME:
  Interest income                                   2,550,448           345,017         6,119,397           639,265
                                               --------------    --------------    --------------    --------------
EXPENSES:
  Brokerage commissions                             4,731,440         1,462,869        13,188,693         3,429,324
  Profit shares                                         7,741            50,323         1,154,552           476,748
  Administrative fees                                 164,185            52,347           455,978           122,266
                                               --------------    --------------    --------------    --------------

      Total expenses                                4,903,366         1,565,539        14,799,223         4,028,338
                                               --------------    --------------    --------------    --------------

NET INVESTMENT LOSS                                (2,352,918)       (1,220,522)       (8,679,826)       (3,389,073)
                                               --------------    --------------    --------------    --------------

NET LOSS                                       $   (1,072,055)   $   (1,872,486)   $   (9,385,996)   $   (5,890,873)
                                               ==============    ==============    ==============    ==============
NET LOSS PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding           181,742,755        55,045,297       161,296,645        25,575,123
                                               ==============    ==============    ==============    ==============
  Net loss per weighted average
  General Partner and Limited Partner Unit     $      (0.0040)   $      (0.0340)   $      (0.0417)   $      (0.2303)
                                               ==============    ==============    ==============    ==============

Calculation of net loss per weighted average general partner and limited partner unit excludes net loss allocated to non-unitized interests for the three and nine months ended September 30, 2005.

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

                                            GENERAL
                          UNITS             PARTNER          UNITIZED        NON-UNITIZED          TOTAL
                      --------------    --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 December 31, 2003           208,714    $      496,775    $   48,158,497    $            -    $   48,655,272

Additions                 67,859,195           399,688        64,152,013                 -        64,551,701

Net loss                           -           (40,058)       (5,850,815)                -        (5,890,873)

Redemptions                 (274,038)                -        (3,084,708)                -        (3,084,708)
                      --------------    --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 September 30, 2004       67,793,871    $      856,405    $  103,374,987    $            -    $  104,231,392
                      ==============    ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
 December 31, 2004       109,469,056    $    1,215,470    $  148,134,902    $            -    $  149,350,372

Additions                 84,632,698         1,153,894        77,870,502        97,094,491       176,118,887

Net loss                           -           (40,115)       (6,678,974)       (2,666,907)       (9,385,996)

Redemptions               (8,791,543)          (41,579)       (9,780,940)      (24,812,878)      (34,635,397)
                      --------------    --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 September 30, 2005      185,310,211    $    2,287,670    $  209,545,490    $   69,614,706    $  281,447,866
                      ==============    ==============    ==============    ==============    ==============

See notes to financial statements.

                             GLOBAL HORIZONS I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Global Horizons I L.P. (the "Partnership") as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2. UNITIZED AND NON-UNITIZED SERIES

At September 30, 2005 and December 31, 2004, the Net Asset Values of the different unitized series and the partners holding the non-unitized series of the Partnership are as follows:

September 30, 2005
(unaudited)

                                                                           NET ASSET
                                                         NUMBER OF         VALUE PER
                                    NET ASSET VALUE        UNITS             UNIT
                                    ---------------   ---------------   ---------------
UNITIZED SERIES

Series A                            $   163,217,585       176,798,188   $        0.9232
Series F                                 40,882,323           184,987   $        221.00
Series I                                  7,733,252         8,327,036   $        0.9287
                                    ---------------   ---------------
                                        211,833,160       185,310,211
                                    ---------------   ---------------

NON-UNITIZED SERIES

ML Futures Investments L.P.         $    40,833,182
ML Principal Protection L.P.             10,739,128
ML Principal Protection Plus Ltd.        18,042,396
                                    ---------------
                                         69,614,706
                                    ---------------

                                    $   281,447,866
                                    ===============

December 31, 2004

                                                         NET ASSET
                                       NUMBER OF         VALUE PER
                  NET ASSET VALUE        UNITS             UNIT
                  ---------------   ---------------   ---------------
Series A          $   100,146,503       104,152,884   $        0.9615
Series F               44,347,994           192,730            230.10
Series I                4,855,875         5,123,442            0.9478
                  ---------------   ---------------
                  $   149,350,372       109,469,056
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER UNIT (SERIES F)

       JAN.       FEB.       MAR.       APR.       MAY        JUN.       JUL.       AUG.       SEP.
       ------------------------------------------------------------------------------------------------
2004   $ 238.09   $ 245.80   $ 244.21   $ 233.60   $ 230.71   $ 222.33   $ 220.06   $ 217.70   $ 217.77

2005   $ 222.30   $ 224.75   $ 225.37   $ 218.90   $ 219.29   $ 221.99   $ 218.32   $ 221.45   $ 221.00

Performance Summary

JANUARY 1, 2005 TO SEPTEMBER 30, 2005

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

July 1, 2005 to September 30, 2005

The Partnership posted positive trading results, although the Partnership as a whole suffered losses for the third quarter. The energy sector generated the most gains, followed by stock indices and metals sectors. Trading losses were posted in the agriculture, currencies and interest rates sectors.

In August, large gains posted in the energy sector attributed to the majority of the Partnership's profits. Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains.

Trading in stock indices posted gains for the quarter despite small losses posted in August. Long positions in global equities contributed to profits early in the quarter as global markets rallied. Long European equities and Japanese Nikkei positions contributed to the profits in the latter part of the quarter.

Gains were also posted in the metals sector. Long metal positions, specifically copper, contributed as global growth increased speculation that demand, and therefore prices, would increase.

Trading in agricultural commodities posted a loss for the quarter. Short exposure to corn and long exposure to London coffee detracted from performance across the agricultural complex. Gains in London sugar and cotton were offset by losses in hogs and the soybean complex.

Losses were also posted from trading in the currency sector despite gains posted in September. China's revaluation of the yuan caused volatility across the currency markets. The U.S. dollar weakened based on higher oil prices and the potential Federal Reserve slowdown in September. British pounds detracted from performance in the foreign sector. Gains from long Australian dollar and short Euro positions were not enough to offset the losses.

Trading in the interest rate sector posted the largest losses for the quarter. A rally in bond prices attributed to losses. Long positions in Japanese and European government bonds as well as German bunds further detracted from performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of Global Horizons I L.P., with the participation of the General Partner's Chief Principal Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending proceedings to which the Partnership or MLIM LLC is a party.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

          (a) EXHIBITS

          The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02          Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:     Are filed herewith.

32.01 and
32.02          Section 1350 Certifications

 EXHIBIT 32.01
 AND 32.02:    Are filed herewith.

          (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2005.

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


                                 GLOBAL HORIZONS  I L.P.


                                    By: MERRILL LYNCH INVESTMENT
                                     MANAGERS LLC
                                          General Partner


Date: November 14, 2005          By /s/ FABIO P. SAVOLDELLI
                                    -----------------------
                                 Fabio P. Savoldelli
                                 Managing Director and Chief Investment Officer
                                 -Alternative Strategies Advisers
                                 Division
                                 (Principal Executive Officer)


Date: November 14, 2005          By /s/ PATRICK HAYWARD
                                    -------------------
                                    Patrick Hayward
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)