Form 10-K
period 2005-12-31
ML GLOBAL HORIZONS LP
filed 2006-04-03
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23240

GLOBAL HORIZONS I L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3716393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Units

Indicate by check mark whether registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark whether registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2006, limited partnership units and non-unitized partners’ capital with an aggregate value of $274,964,251 were outstanding.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Merrill Lynch Alternative Investments LLC client services at 1-877-465-8435.

GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2005 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

Global Horizons I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures and forward markets under the direction of multiple independent professional advisors (the “Advisors”) applying proprietary strategies. The Partnership’s objective is to achieve, through speculative trading, substantial capital appreciation over time.

(b)           Amendments to Charter Documents/Name Change:

Effective January 15, 2005, ML Global Horizons L.P. was renamed Global Horizons I L.P. This change was implemented for strategic purposes only. No changes have occurred to the Partnership’s investment objective.

Merrill Lynch Alternative Investments, LLC (“MLAI”) is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP (“MLIM”) which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Prior to December 1, 2005, Merrill Lynch Investment Managers LLC (“MLIM LLC”), also a subsidiary of MLIM, was the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.

When the Partnership is offering its units of limited partnership interest (“Units”), it receives and processes subscriptions on a continuous basis throughout each month. Investors whose subscriptions are accepted during a month are admitted to the Partnership as Limited Partners as of the beginning of the immediately following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors’ customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of the Units.

As of February 1, 2004, the Partnership privately offered two new series of units of limited partnership interest, Series A and Series I. The continuing units were renamed Series F. As of January 2, 2005, the Partnership created three “non-unitized” series of limited partnership interest. These series are invested in by other investment partnerships where MLAI serves as the general partner.

As of December 31, 2005, the capitalization of the Partnership was $268,585,867, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $221.81.

Through December 31, 2005, the highest month-end Net Asset Value of Series F Unit was $245.80 (February 29, 2004) and the lowest $97.36 (February 28, 1994).

(c)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.

(d)           Narrative Description of Business:

General

The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

The Partnership’s assets are allocated and reallocated by MLAI to the trading management of independent Advisors applying proprietary strategies in numerous markets.

MLAI may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing more equity than the actual capital allocated to them.

One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners’ portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership’s returns have been significantly non-correlated with the United States stock and bond markets.

Use of Proceeds and Interest Income

Subscription Proceeds.

MLAI pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership’s assets are used as security for and to pay the Partnership’s trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the trading advisors (“Advisors”) to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership’s assets are also generally available to earn interest, as more fully described below. The most recent continuous offering of Units began for trading effective February 1, 2004.

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

Market Types.

The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and nonregulated — differ substantially from time to time, as well as over time.

Custody of Assets.

All of the Partnership’s assets are currently held in customer accounts at MLPF&S.

Interest Paid by Merrill Lynch on the Partnership’s U.S. Dollar and Non-U.S. Dollar Assets

The Partnership’s U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions.

Charges

The following table summarizes the charges incurred by the Partnership during 2005, 2004 and 2003.

	2005		2004		2003
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage
Commissions	$17,973,653	6.65%	$5,725,678	6.89%	$3,601,088	7.54%
Administrative Fees	622,238	0.23%	205,144	0.25%	124,175	0.26%
Profit Shares	1,266,141	0.47%	1,581,140	1.90%	1,998,129	4.19%
Incentive Override	—	0.00%	—	0.00%	805,634	1.69%
Total	$19,862,032	7.35%	$7,511,962	9.04%	$6,529,026	13.68%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership’s U.S. dollar available assets maintained at MLPF&S.

The Partnership’s average month-end Net Assets during 2005, 2004 and 2003 equaled $270,409,956, $83,065,122, and $47,738,381 respectively.

During 2005, 2004 and 2003, the Partnership earned $8,910,897, $1,297,826, and $496,656, respectively, in interest income, or approximately 3.30%, 1.56% and 1.04%, respectively, of the Partnership’s average month-end Net Assets.

+Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

As of February 1, 2004, the flat monthly brokerage commission rate for Series F was reduced to 0.583 of 1% (a 7.00% annual rate) from .0604 of 1% (a 7.25% annual rate). Series A and Series I incur brokerage commissions of 7.00% and 4.00% per year, respectively. Brokerage commission for the non-unitized series ranges from 7.25% to 8.75%.

During 2005, 2004 and 2003, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership’s flat-rate brokerage commissions was approximately $39, $90 and $84, respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative Fees	A flat monthly administrative fee equal to 0.021 of 1% of the Partnership’s month-end assets (0.25% annually). MLAI pays all of the Partnership’s routine administrative costs.

Other Counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

MLIM LLC	Annual Incentive Overrides

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

MLPF&S pays the Advisors annual Consulting Fees generally ranging up to 2% of the Partnership’s average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

MLPF&S; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

MLAI, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.

(i) through (xii) — not applicable.

(xiii) The Partnership has no employees.

(d)           Financial Information about Geographic Areas

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries. However, the Partnership trades, from the United States, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 1A:        Risk factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results. Neither the Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention. The combination of leverage and volatility creates a high degree of risk.

Substantial Charges

The Partnership is subject to substantial charges.

The incentive compensation paid to the Advisors is based on the individual performance of each Advisor, not the overall performance of the Partnership. Historically, the Partnership has paid substantial incentive compensation to certain Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI (the “General Partner”) nor any Advisor can predict or control — have a material effect on performance. Furthermore, such overall conditions can adversely affect the performance of numerous Advisors at or about the same time, despite their implementing different and independent strategies. Consequently, the multi-Advisor structure of the Partnership does not assure that its performance will not be adversely affected by future market or economic conditions.

Combining Independent Trading Strategies

Combining independent trading strategies involves substantial opportunity costs, as one Advisor’s profits are frequently offset by another Advisor’s losses. Different Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions.

Systematic Strategies

Most of the Partnership’s assets have been allocated since inception to Advisors which rely on technical, systematic strategies. The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.

Discretionary Strategies

Certain of the Partnership’s Advisors are discretionary rather than systematic traders. Discretionary trading managers may be prone to emotionalism and a lack of discipline in their trading. Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase. None of the Advisors has agreed to limit the amount of additional equity which it may manage, and most of them are at or near their all-time high in assets under management.

No Assurance of Advisors’ Continued Services; Competition for Advisors

There is no assurance that any Advisor will be willing or able to continue to provide advisory services to the Partnership. There is severe competition for the services of qualified Advisors, and the Partnership may not be able to retain satisfactory replacement or additional Advisors on acceptable terms. The General Partner must allocate Advisor availability among its different partnerships, for which the General Partner has authority including the Partnership, and, accordingly, may not at all times select for the Partnership those Advisors which the General Partner would otherwise believe to be in its best interests.

Changes in Trading Strategy

An Advisor may make certain changes in its trading strategies without the knowledge of the General Partner.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing an Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for an Advisor to close out positions against which the market is moving.

Trading on Non-U.S. Exchanges

The Advisors trade extensively on non-U.S. exchanges. These exchanges are not regulated by any United States governmental agency. The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had the Advisors limited their trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of Brokers

The Partnership is subject to the risk of its clearing broker, exchange or clearinghouse insolvency. Partnership assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, the General Partner might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities. No Partnership managed by the General Partner has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

Neither the Partnership nor MLAI has ever been the subject of any material litigation. Merrill Lynch  is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other entities involved in the operation of  the Partnership. Merrill Lynch, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI or the Partnership.

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)               Market Information:

There is no established public trading market for the Units or the non-unitized series, nor will one develop. Rather, Limited Partners holding unitized series may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges when applicable.

(b)               Holders:

As of December 31, 2005, there were 2,591, 1,273 and 35 holders of Series A, F and I Units, respectively, including MLAI.

(c)               Dividends:

The Partnership has made no distributions since trading commenced, nor does MLAI presently intend to make any distributions in the future.

(d)               Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Class of Units was FAM Distributors.

	Subscription				Subscription
SERIES A	Amount	Units	NAV	SERIES I	Amount	Units	NAV
Jan-05	14,764,921	15,356,132	0.9615	Jan-05	1,999,999	2,110,149	0.9478
Feb-05	7,472,935	8,044,929	0.9289	Feb-05	—	—	0.9178
Mar-05	11,438,947	12,183,350	0.9389	Mar-05	497,046	534,631	0.9297
Apr-05	11,056,906	11,747,669	0.9412	Apr-05	—	—	0.9338
May-05	9,579,921	10,474,438	0.9146	May-05	213,310	234,510	0.9096
Jun-05	6,226,462	6,799,675	0.9157	Jun-05	99,998	109,551	0.9128
Jul-05	4,777,953	5,154,766	0.9269	Jul-05	—	—	0.9258
Aug-05	6,612,667	7,251,527	0.9119	Aug-05	54,602	59,799	0.9131
Sep-05	4,084,930	4,416,618	0.9249	Sep-05	143,797	154,954	0.9280
Oct-05	2,659,955	2,881,234	0.9232	Oct-05	94,057	101,278	0.9287
Nov-05	2,049,972	2,246,545	0.9125	Nov-05	9,950	10,813	0.9202
Dec-05	1,989,990	2,138,854	0.9304	Dec-05	49,999	53,190	0.9400
Jan-06	2,054,974	2,218,236	0.9264	Jan-06	24,754	26,376	0.9385
Feb-06	1,639,979	1,734,693	0.9454	Feb-06	9,999	10,416	0.9600

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Income Statement Data	2005	2004	2003	2002	2001

Revenues:

Trading profit (loss)
Realized	$680,616	$8,179,826	$13,824,221	$3,063,425	$9,573,592
Change in Unrealized	1,837,104	(700,154)	(44,489)	2,373,002	(3,522,456)
Settlement Proceeds	—	—	—	1,346,689	—
Total trading revenues	2,517,720	7,479,672	13,779,732	6,783,116	6,051,136

Investment Income:

Interest	8,910,897	1,297,826	496,656	801,151	1,987,808

Expenses:
Brokerage Commissions	17,973,653	5,725,678	3,601,088	3,571,969	4,136,863
Profit Shares	1,266,141	1,581,140	1,998,129	746,510	1,511,234
Administrative Fees	622,238	205,144	124,175	123,171	142,650
Incentive Override	—	—	805,634	68,966	10,771
Total Expenses	19,862,032	7,511,962	6,529,026	4,510,616	5,801,518

Net Investment loss	(10,951,135)	(6,214,136)	(6,032,370)	(3,709,465)	(3,813,710)

Net Income (Loss)	$(8,433,415)	$1,265,536	$7,747,362	$3,073,651	$2,237,426

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2005	2004	2003	2002	2001

Partnership Net Asset Value	$268,585,867	$246,428,990	$48,655,272	$46,942,277	$51,773,460
Net Asset Value per Series F Unit	$221.81	$230.10	$233.12	$198.48	$185.92
Net Asset Value per Series A Unit	$0.9264	$0.9615	n/a	n/a	n/a
Net Asset Value per Series I Unit	$0.9385	$0.9478	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$180.39	$183.37	$190.51	$182.78	$181.49	$183.64	$181.61	$182.38	$189.22	$199.09	$184.90	$185.92
2002	$179.13	$173.22	$172.71	$171.39	$176.93	$186.23	$189.41	$198.31	$203.27	$196.83	$190.21	$198.48
2003	$209.82	$218.58	$208.20	$209.93	$220.27	$217.22	$213.38	$212.16	$213.21	$225.11	$224.93	$233.12
2004	$238.09	$245.80	$244.21	$233.60	$230.71	$222.33	$220.06	$217.70	$217.77	$221.80	$229.90	$230.10
2005	$222.30	$224.75	$225.37	$218.90	$219.29	$221.99	$218.32	$221.45	$221.00	$218.52	$222.81	$221.81

GLOBAL HORIZONS I L.P.

December 31, 2005

Type of Pool: Selected-Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading: January 4, 1994

Aggregate Subscriptions:    $558,024,944

Current Capitalization:   $268,585,867

Worst Monthly Drawdown(2):  (7.13)%  (11/01)

Worst Peak-to-Valley Drawdown(3):  (13.93)%  (11/01-5/02)

Net Asset Value per Series F (original unit), December 31, 2005:   $221.81

	Monthly Rates of Return(4)
Month	2005	2004	2003	2002	2001
January	(3.39)%	2.13%	5.71%	(3.65)%	0.72%
February	1.10	3.24	4.17	(3.30)	1.65
March	0.28	(0.65)	(4.75)	(0.30)	3.90
April	(2.87)	(4.34)	0.83	(0.77)	(4.06)
May	0.18	(1.24)	4.92	3.24	(0.71)
June	1.23	(3.63)	(1.38)	5.26	1.19
July	(1.65)	(1.02)	(1.77)	1.71	(1.11)
August	1.43	(1.07)	(0.57)	4.70	0.42
September	(0.20)	0.04	0.49	2.50	3.75
October	(1.12)	1.85	5.58	(3.17)	5.22
November	1.96	3.65	(0.08)	(3.36)	(7.13)
December	(0.45)	0.09	3.64	4.35	0.55
Compound Annual Rate of Return	(3.60)%	(1.29)%	17.45%	6.75%	3.81%

(1) Pursuant to applicable CFTC regulations, a “Multi-Advisor” Partnership is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership currently allocates more than 25% of its trading assets to one or more Advisors, it is referred to as a “Selected-Advisor” Partnership. Certain partnerships, including partnerships sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such Partnerships as “principal protected”.  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview; Advisor Selections

The Partnership’s results of operations depend on MLAI’s ability to select Advisors and the Advisors’ ability to trade profitably. MLAI’s selection procedures, as well as the Advisors’ trading methods, are confidential, so that substantially the only available information relevant to the Partnership’s results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Partnership’s past performance is not necessarily indicative of its future results.

MLAI’s decision to terminate or reallocate assets among Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors — for example, a change in MLAI’s or an Advisor’s market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. — may also have a role in the termination or reallocation decision. The market judgment and experience of MLAI’s principals is an important factor in its allocation decisions.

MLAI has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. In particular, MLAI has to date, made infrequent reallocations of trading assets and adjustments in the Advisor combinations for the Partnership. However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

Results of Operations

General.

MLAI believes that selected advisor futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Partnership’s operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Partnership may be less successful over a longer than a shorter period.

Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Advisors are affected differently by trending markets as well as by particular types of trends.

MLAI attempts to control credit risk in the Partnership’s futures, forward and options trading by clearing trading only through MLPF&S. MLPF&S acts solely as a clearing broker or counterparty to the Partnership’s trades; it does not advise with respect to, or direct, any such trading.

MLAI attempts to control the market risk inherent in the Partnership’s trading by MLAI’s selected advisor strategy and Advisor selections. MLAI reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what MLAI determines as being excessively concentrated in a limited number of markets — in which case MLAI may, as of the next month-end or quarter-end, adjust the Partnership’s Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

MLAI may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLAI has not done so to date and does not presently intend to do so.

Performance Summary

2005

Total Trading
Profit (Loss)

Metals	$6,047,758
Stock Indices	4,752,243
Interest Rates	1,606,865
Energy	1,017,906
Agriculture	(554,215)
Currencies	(10,352,837)
$2,517,720

Although the Partnership had a net loss for the year ended December 31, 2005 the Partnership’s overall trading performance was profitable with trading in metals and stock indices contributing the most profits.

Trading in the metals sector posted the most profits for the year. Long positions in base and precious metals contributed to profits early in the year but detracted from performance in the second quarter. Long metal positions in the third quarter, specifically copper, contributed to profits as global growth increased speculation that demand and therefore, prices would increase. Metals continued their upward trend through the latter part of the year as demand remained strong for base and precious metals.

Trading in stock indices posted solid trading profits as well for the year despite losses posted in the first half of the year. Losses occurred early in the year due to a trend reversal from long global equities to short global equities. Trading in stock indices contributed positively to performance in the second half of the year with long positions in global equities contributing the most as global markets rallied. Trading in the Nikkei, DAX and European equities posted strong gains as they rallied at year end.

The interest rate sector posted gains for the year primarily due to profits posted in the first half of the year despite this sector detracting from performance for the Partnership in the second half of the year. In the beginning of the year the interest rate sector was the best performing sector as the Partnership benefited from long U.S. dollar positions versus the Euro and long Euro and Japanese fixed incomes. Long positions in the ten-year German bund also contributed to gains. Mid-year a rally in bond prices attributed to losses as did long positions in Japanese and European government bonds. Trading in German bunds further detracted from performance. Gains were posted in October primarily due to short exposures to U.S. and European yield curves, as bond prices fell over concerns that the central banks would continue to raise rates; however these profits were not enough to outweigh losses posted throughout the latter part of the fourth quarter. Interest rates detracted as the U.S. yield curve inverted, resulting in a challenging environment for trading managers. Additionally, the market perception that the Federal Reserve would end its interest rate increase sooner rather than later sparked a sell off of the U.S. dollar. Furthermore, many global long-term interest rates moved lower, causing negative returns for select short positions, particularly to the German bund and British gilt.

Trading in the energy sector also posted gains for the Partnership despite the sector detracting from performance in the fourth quarter. Gains were experienced in the energy sector as the Partnership benefited from long positions in crude oil and gas as these industries profited. During the second quarter, crude oil and heating oil declined as crude oil fell in price, which negatively impacted trend followers. Trading in the energy sector posted the largest gains in the third quarter. Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains. Natural gas retreated from its record high prices set in September, negatively impacting trading managers. Natural gas continued its decline throughout the fourth quarter detracting from performance.

Trading in the agricultural sector posted losses for the Partnership for the year, with the first and latter part of the year contributing to profits and mid-year detracting from performance. During the first quarter, gains were experienced from long positions in cattle and hog markets. Gains were posted due to coffee, which experienced a lack of supply and a growing demand. Gains in exposure to hogs and soybeans were not enough to offset trading losses in other commodities. Long exposure to soymeal further attributed to losses. Short exposure to corn and long exposure to London coffee detracted from performance in the third quarter. Agriculture posted small gains at the end of the year as long sugar positions rallied due to an expectation of reduced supplies.

Trading in the currency sector posted the largest losses for the Partnership for the year, despite small gains posted in the second quarter. Losses in the beginning of the year were due to a trend reversal from short U.S. dollar positions to long U.S. dollar positions. Long Japanese yen and Swiss franc positions also experienced losses. With the U.S. Federal Reserve expressing concern about inflation, investors predicted that interest rates and the U.S. dollar would rise. This caused losses as investors fled from emerging currencies. In the second quarter, long positions in the British pound and the Australian dollar contributed to gains. Short positions to the British pound and Swiss franc enabled the Partnership to capitalize on trend reversals in the market in the latter half of the second quarter. China’s revaluation of the yuan caused volatility across the currency markets. The U.S. dollar weakened based on higher oil prices and the potential Federal Reserve slowdown in September. British pounds detracted from performance in the foreign sector. The U.S. dollar rallied against most major currencies, primarily the yen, which attributed to losses. Higher yielding carry trades reversed causing losses to be posted as well. The year ended with currencies on the upswing. Short Euro and Swiss franc and long Mexican peso positions contributed to performance.

2004

Total Trading
Profit (Loss)

Interest Rates	$2,472,856
Energy	2,150,891
Stock Indices	1,358,529
Currencies	1,064,855
Agriculture	537,117
Metals	(104,576)
$7,479,672

The Partnership’s overall trading performance was profitable with gains in the interest rate and energy sector contributing the most profits.

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

The metals sector posted a loss for the year, despite it being the high performer early in the year. In the first quarter, copper rose to its highest price in more than six years and gold climbed to highs not seen since 1988. Strong demand for copper and continued speculative interest pushed the market to a seven-year high. The second quarter was volatile with aluminum as the main cause for losses ending in May and industrial metals fell in June. The metals sector posted the largest losses for the third quarter. Gains from copper could not offset losses in nickel and aluminum. The sector posted gains in the fourth quarter as precious metals continued their upward trend.

2003

Total Trading
Profit (Loss)

Interest Rates	$292,510
Stock Indices	768,618
Agriculture	(591,507)
Currencies	10,308,254
Energy	756,661
Metals	2,245,196
$13,779,732

The Partnership’s overall trading performance was profitable with gains in currency and metals sectors contributing the most profits.

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

The interest rate sector was slightly profitable for the Partnership. Interest rates were profitable for the first quarter with February having significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of global economic slowdown benefiting the Partnership’s long exposures. The U.S. bond market suffered heavy losses in July after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. By September, the global economic rebound was the primary focus of the market. Bonds in Europe and in the United States traded sideways throughout the month of November with no clear trend. The Reserve Bank of Australia and the Bank of England were two major central banks to start raising interest rates. Japanese Government Bonds rose strongly as stocks sold off. Overall exposure within the sector was light at the end of the year, since no clear trends have emerged.

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

Variables Affecting Performance

The principal variable, which determines the net performance of the Partnership, is gross profitability.

During all periods set forth under “Selected Financial Data,” the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a component of the Partnership’s profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership’s assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis and the Incentive Override (terminated in 2004). Gross profitability is in turn affected by the percentages of the Partnership’s assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) — suggesting the likelihood of generally trendless, non-consensus markets.

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

Liquidity; Capital Resources

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership’s operation to date and are expected to continue to be so.

Substantially all of the Partnership’s assets are held in cash except for the net unrealized profit on open positions. The Net Asset Value of the Partnership’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Introduction

Past Performance Not Necessarily Indicative of Future Results

The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flows. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership, under the direction of its Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representations that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempt to manage market risk.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2005 and 2004. During the fiscal year 2005, the Partnership’s average capitalization was approximately $270,409,956. During the fiscal year 2004, the Partnership’s average capitalization was approximately $90,532,707.

	December 31, 2005
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$163,356	0.06%	$453,699	$1,777
Currencies	1,240,840	0.46%	6,832,670	43,503
Energy	292,892	0.11%	1,030,159	19,464
Interest Rates	12,222,247	4.52%	20,179,223	3,383,516
Metals	684,801	0.25%	2,012,007	44,237
Stock Indices	1,484,741	0.55%	5,251,655	279,032
TOTAL	$16,088,877	5.95%	$35,759,413	$3,771,529

	December 31, 2004
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$4,504,345	4.98%	$9,299,897	$302,525
Currencies	929,610	1.03%	2,796,995	168,478
Stock Indices	304,520	0.34%	1,530,119	11,732
Metals	355,839	0.39%	2,015,386	6,539
Agriculture	67,799	0.07%	308,248	12,190
Energy	112,545	0.12%	240,346	4,605
TOTAL	$6,274,658	6.93%	$16,190,991	$506,069

Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each month-end during the fiscal year. Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar quarter of fiscal years 2005 and 2004.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions unusual, but historically recurring from time to time could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposure  constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used by MLAI and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

Interest Rates.

Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies.

The Partnership trades in a large number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions. MLAI does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Partnership’s primary equity exposure is to G-7 equity index price movements. As of December 31, 2005 the Partnership’s primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals. MLAI anticipates that gold will remain the primary metal market exposure for the Partnership.

Agricultural Commodities.

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2005. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, MLAI anticipates that the Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy.

The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euro. The Partnership has minimal exchange rate exposure on these balances.

U.S. Dollar Balances.

The Partnership holds its U.S. dollars in cash at MLPF&S. The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin, which they will commit to positions in any one contract or group of related contracts), as well as imposing “stop-loss” points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Partnership account through acquiring put or call options which “collar” the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

Non-Trading Risk

The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting these balances back into U.S. dollars on a weekly basis.

The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8:   Financial Statements and Supplementary Data

Selected Quarterly Financial Data

ML Global Horizons L.P.

Net Income by Quarter

Eight Quarters through December 31, 2005

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005	2004	2004	2004	2004
Total Income (Loss)	$6,015,390	$3,831,311	$1,418,150	$163,766	$10,640,033	$(306,947)	$(5,436,741)	$3,881,153
Total Expenses	5,062,809	4,903,366	5,061,337	4,834,520	3,483,624	1,565,539	862,973	1,599,826
Net Income (Loss)	$952,581	$(1,072,055)	$(3,643,187)	$(4,670,754)	$7,156,409	$(1,872,486)	$(6,299,714)	$2,281,327

Net Income (Loss) per Unit	$0.0045	$(0.0040)	$(0.0160)	$(0.0245)	$0.0754	$(0.0340)	$(0.3088)	$1.7840

Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income (loss) allocated to non-unitized interests for the four quarters in 2005.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the independent registered public accounting firm on accounting or financial disclosure.

Item 9A: Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of Global Horizons I L.P., with the participation of the General Partner’s Chief Operating Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors and Executive Officers of the Registrant

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by the Advisors on behalf of the Partnership. MLAI promotes the Partnership and is its controlling person.

The managers and executive officers of MLAI and their respective business backgrounds are as follows.

Robert M. Alderman	Chief Executive Officer, President and Manager

Steven B. Olgin	Vice President, Chief Operating Officer and Manager

Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer

Jeffrey F. Chandor	Manager

Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the General Partner. Mr. Chandor became a Manager of the General Partner on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

As of December 31, 2005, MLAI’s general partner interest in the Partnership was valued at $2,297,491.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Principal Protection L.P., ML JWH Strategic Allocation L.P., ML Select Futures I L.P., John W. Henry & Co./Millburn L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC, and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)            Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)            Business Experience:

See Items 10 (a) and 10(b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.)

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available upon request by calling 1-800-637-3863.

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not itself have any officers, managers or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from the possession of the Partnership’s U.S. dollar assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

(a)            Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests. The Partnership is managed   by MLAI, its general partner).

As of December 31, 2005, MLAI owned 2,012,396 Units (unit-equivalent general partnership interests), which was approximately 1.13 % of the total Units outstanding.

(b)           Changes in Control:

None.

Item 13:  Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Partnership

All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm’s-length bargaining.

The Partnership pays indirectly Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI controls the management of the Partnership and serves as its promoter. Although  MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI has made substantial profits from the Partnership due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Partnership.

MLAI paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Partnership.

In 2005, the Partnership expensed:  (i) Brokerage Commissions of $17,973,653, which included $2,853,358 in consulting fees earned by the Advisors (non-unitized Series pay consulting fees separately from the unitized Series); and (ii) Administrative Fees of $622,238 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

The fact that MLAI receives incentive compensation from the Partnership (which is an unusual fee arrangement for MLAI) could cause MLAI to manage the Partnership in a more speculative and “risky” fashion than MLAI otherwise would.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with  the audit of the Partnership’s financial statements as of and for the year ended December 31, 2005 were $75,000.

Aggregate fees for these services for the year ended December 31, 2004 were $52,350.

(b)           Audit-Related Fees

There were no other audit-related fees for the years ended December 31, 2005 or 2004 related to the Partnership.

(c)           Tax Fees

Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2005 were $182,000.

Aggregate fees for these services for the year ended December 31, 2004 were $80,000.

(d)           All Other Fees

No fees were paid to Deloitte and Touche LLP, Deloitte Tax LLP or any Member Firms of Deloitte Touche Tohmatsu, and their respective affiliates during the years ended December 31, 2005 or 2004 for any other professional services in relation to the Partnership.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2005 and 2004	2

	For the years ended December 31, 2005, 2004 and 2003:

	Statements of Operations	3

	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the year ended December 31, 2005	5

	Notes to Financial Statements	6-14

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

1.01	Selling Agreement among the Partnership, MLAI, MLPF&S, the Selling Agent and the Advisors.

Exhibit 1.01:

Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-62998) filed on September 10, 1993, on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Registration Statement.

3.01(ii)	Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant’s report Form 10-K for the year ended December 31, 2004.

10.01(d)	Form of Advisory Agreement between the Partnership, MLIM LLC, MLPF&S and prospective trading advisors.

Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02	Form of Consulting Agreement between each Advisor, the Partnership and MLPF&S.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.05	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit D).

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

10.07	Form of Advisory and Consulting Agreement Amendment among MLIM LLC, each Advisor, the Partnership and MLPF&S.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated December 6, 1995.

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

GLOBAL HORIZONS I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 31, 2006
Robert M. Alderman	(Principal Executive Officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 31, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 31, 2006
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor	Manager	March 31, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Investment Managers LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC

General Partner of Registrant	March 31, 2006

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

ML GLOBAL HORIZONS I L.P.

2005 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01          2005 Annual Report and Report of Independent Registered Public Accounting Firm

GLOBAL HORIZONS I L.P.

(A Delaware Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

  Global Horizons I L.P.:

We have audited the accompanying statements of financial condition of Global Horizons I L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2005 and the financial data highlights for the year ended December 31, 2005. These financial statements and financial data highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial data highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial data highlights are free of material misstatement. The Partnership is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial data highlights present fairly, in all material respects, the financial position of Global Horizons I L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in its partners’ capital and financial data highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2006

GLOBAL HORIZONS I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS:
Equity in commodity futures trading accounts:
Cash	$274,496,535	$148,295,862
Net unrealized profit on open contracts	4,986,310	3,149,341
Accrued interest and other assets	992,410	238,759

TOTAL ASSETS	$280,475,255	$151,683,962

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Administrative fees payable	$56,411	$1,107,931
Brokerage commissions payable	1,624,549	862,605
Redemptions payable	9,945,759	331,608
Profit Shares payable	117,551	31,446
Due to affiliate	145,118	—

Total liabilities	11,889,388	2,333,590

PARTNERS’ CAPITAL:

General Partner (2,012,396 Units and 756,618 Units)	2,297,491	1,215,470
Limited Partners-Unitized (175,502,197 Units and 108,712,438 Units)	201,750,316	148,134,902
Limited Partners-Non-unitized	64,538,060	—

Total partners’ capital	268,585,867	149,350,372

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$280,475,255	$151,683,962

NET ASSET VALUE PER UNIT (Note 6)

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
TRADING PROFITS (LOSSES):
Realized	$680,616	$8,179,826	$13,824,221
Change in unrealized	1,837,104	(700,154)	(44,489)

Total trading profits	2,517,720	7,479,672	13,779,732

INVESTMENT INCOME:
Interest income	8,910,897	1,297,826	496,656

EXPENSES:
Brokerage commissions	17,973,653	5,725,678	3,601,088
Profit Shares	1,266,141	1,581,140	1,998,129
Administrative fees	622,238	205,144	124,175
Incentive Override	—	—	805,634

Total expenses	19,862,032	7,511,962	6,529,026

NET INVESTMENT LOSS	(10,951,135)	(6,214,136)	(6,032,370)

NET INCOME(LOSS)	$(8,433,415)	$1,265,536	$7,747,362

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	158,164,103	41,739,953	n/a
Series F	186,537	199,814	222,625
Series I	8,007,483	970,488	n/a

Net income (loss) per weighted average General
Partner and Limited Partner Unit*
Series A	$(0.0268)	$0.0413	n/a
Series F	$(8.65)	$(3.12)	$34.80
Series I	$(0.0061)	$0.1689	n/a

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net loss allocated to non-unitized interests for the year ended December 31, 2005.

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Units	General Partner	Limited Partners		Total
			Unitized	Non-unitized

PARTNERS’ CAPITAL, DECEMBER 31, 2002	236,509	$499,969	$46,442,308	$—	$46,942,277

Net income	—	87,257	7,660,105	—	7,747,362

Redemptions	(27,795)	(90,451)	(5,943,916)	—	(6,034,367)

PARTNERS’ CAPITAL, DECEMBER 31, 2003	208,714	496,775	48,158,497	—	48,655,272

Additions	109,835,116	698,374	102,941,546	—	103,639,920

Net income	—	20,321	1,245,215	—	1,265,536

Redemptions	(574,774)	—	(4,210,356)	—	(4,210,356)

PARTNERS’ CAPITAL, DECEMBER 31, 2004	109,469,056	1,215,470	148,134,902	—	149,350,372

Additions	92,064,612	1,153,893	84,724,425	97,084,491	182,962,809

Net loss	—	(30,294)	(5,865,971)	(2,537,150)	(8,433,415)

Redemptions	(24,019,075)	(41,578)	(25,243,040)	(30,009,281)	(55,293,899)

PARTNERS’ CAPITAL, DECEMBER 31, 2005	177,514,593	$2,297,491	$201,750,316	$64,538,060	$268,585,867

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE YEAR ENDED DECEMBER 31, 2005

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Series A	Series F	Series I	Non-unitized

Net asset value, beginning of year	$0.9615	$230.10	$0.9478	n/a

Realized trading profit	0.0002	0.06	0.0005	n/a
Change in unrealized	0.0051	1.20	0.0052	n/a
Interest income	0.0289	6.94	0.0290	n/a
Expenses	(0.0693)	(16.49)	(0.0440)	n/a

Net asset value, end of year	$0.9264	$221.81	$0.9385	n/a

Total Return:

Total return before Profit Shares	-3.12%	-3.12%	-0.31%	-2.47%
Profit Shares	-0.55%	-0.50%	-0.68%	-0.31%
Total return	-3.65%	-3.60%	-0.98%	-2.77%

Ratios to Average Net Assets:

Expenses (before Profit Shares)	7.22%	6.95%	4.18%	6.46%
Profit Shares	0.51%	0.51%	0.67%	0.34%
Expenses	7.73%	7.46%	4.85%	6.80%

Net investment loss	-4.40%	-4.33%	-1.60%	-3.48%

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Global Horizons I L.P. (the “Partnership”), formerly ML Global Horizons, LP,  was organized as an open-end fund under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and commenced trading activities on January 4, 1994. The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. The Partnership issues units of limited partnership interest (“Units”) at Net Asset Value as of the beginning of each month. Effective December 1, 2005 Merrill Lynch Alternative Investments LLC (“MLAI”) became the general partner of the Partnership. Prior to December 1, 2005, Merrill Lynch Investment Managers LLC (“MLIM LLC”) was the general partner of the Partnership. MLAI is a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Trading authority is delegated to independent trading advisors (the “Advisors”) by MLIM. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital of the unitized series in the Partnership. MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in the Partnership.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Commodity futures, options on futures and forward contract transactions are recorded on trade date and open contracts are reflected in Net unrealized profit on open contracts in the Statements of Financial Condition as the difference between the original contract value and the market value (for those commodity interests for which market quotations are readily available). The change in unrealized profit on open contracts from one period to the next is reflected in Change in unrealized in the Statements of Operations.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the dates of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in Realized in the Statements of Operations.

Cash at Broker

A portion of the assets maintained at MLPF&S is restricted to meet maintenance margin requirements. Typically, margin requirements range from 1% to 10% of the face value of the derivatives traded.

Operating Expenses, Ongoing Offering Costs and Selling Commissions

MLAI pays for all routine operating costs (including legal, accounting, printing, postage and similar administrative expenses) of the Partnership, including the costs, if any, of the ongoing offering of the Units. MLAI receives an administrative fee as well as a portion of the brokerage commissions paid to MLPF&S by the Partnership.

No selling commissions have been or are paid directly by Limited Partners. All selling commissions are paid by MLAI.

Income Taxes

No provision for income taxes has been made in these financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

Distributions

The Limited Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership. No such distributions have been declared for the years ended December 31, 2005, 2004 or 2003.

Subscriptions

Units are offered as of the close of business at the end of each month. Units are purchased as of the first business day of any month at Net Asset Value, but the subscription request must be submitted at least ten calendar days before the end of the preceding month. Subscriptions submitted less than ten days before the end of a month will be applied to Unit subscriptions as of the beginning of the second month after receipt, unless revoked by MLAI.

Redemptions

A Limited Partner may redeem some or all of such Partner’s Units at Net Asset Value as of the close of business on the last business day of any calendar month upon ten calendar days’ notice. Units redeemed on or prior to the end of the twelfth full month after purchase are assessed an early redemption charge of 3% of their Net Asset Value as of the date of redemption.

Dissolution of the Partnership

The Partnership will terminate on December 31, 2023 or at an earlier date if certain conditions occur, as well as under certain other circumstances as set forth in the Limited Partnership Agreement.

Indemnifications

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

2.             CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit on open contracts on the Statements of Financial Condition, as of December 31, 2005, and 2004, are as follows:

2005		Long Positions			Short Positions		Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Net Assets	Number of Contracts	Unrealized Profit (Loss)	Percent of Net Assets	Profit (Loss) on Open Positons	Percent of Net Assets	Maturity Dates

Agriculture	1,762	$2,241,726	0.83%	(1,675)	$(946,375)	-0.35%	$1,295,351	0.48%	January 06 - December 07
Currencies	1,693,056	(834,923)	-0.31%	(3,494,929)	1,560,017	0.58%	725,094	0.27%	January 06 - December 06
Energy	58	(40,250)	-0.01%	(142)	(209,978)	-0.08%	(250,228)	-0.09%	January 06 - March 06
Interest rates	4,464	760,732	0.28%	(7,621)	(869,250)	-0.32%	(108,518)	-0.04%	January 06 - December 07
Metals	1,315	4,529,763	1.69%	(358)	(1,407,519)	-0.51%	3,122,244	1.18%	January 06 - April 06
Stock indices	1,339	209,188	0.08%	(239)	(6,821)	0.00%	202,367	0.08%	January 06 - March 06

Total		$6,866,236	2.56%		$(1,879,926)	-0.68%	$4,986,310	1.88%

2004		Long Positions			Short Positions		Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Net Assets	Number of Contracts	Unrealized Profit (Loss)	Percent of Net Assets	Profit (Loss) on Open Positons	Percent of Net Assets	Maturity Dates

Agriculture	543	$444,685	0.30%	(914)	$(220,473)	-0.15%	$224,212	0.15%	January 05 - December 06
Currencies	6,483,273	3,673,444	2.46%	(8,601,780)	(2,712,818)	-1.82%	960,626	0.64%	January 05 - March 05
Energy	26	(119,651)	-0.08%	(175)	170,020	0.11%	50,369	0.03%	January 05 - April 05
Interest rates	3,809	222,329	0.15%	(4,491)	640,930	0.43%	863,259	0.58%	March 05 - December 06
Metals	1,113	1,227,276	0.82%	(715)	(978,357)	-0.65%	248,919	0.17%	January 05 - March 05
Stock indices	955	830,596	0.56%	(6)	(28,640)	-0.02%	801,956	0.54%	January 05 - March 05

Total		$6,278,679	4.21%		$(3,129,338)	-2.10%	$3,149,341	2.11%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Partner’s capital as of December 31, 2005 or 2004.

3.                    RELATED PARTY TRANSACTIONS

The Partnership’s U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by MLPF&S in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions. Such amounts are netted against interest income due to the insignificance of such amounts.

As of February 1, 2004, the Partnership was made available for new investment. Series A and F units pay brokerage commissions to MLPF&S at a flat monthly rate of .583 of 1% (a 7.00% annual rate) of the Series’ month-end trading assets. Series I pays brokerage commissions to MLPF&S at a flat monthly rate of .333 of 1% (a 4.00% annual rate) of the Series’ month-end trading assets. The Partnership pays MLAI a monthly administrative fee of .021 of 1% (a 0.25% annual rate) of the Partnership’s month-end trading assets. Month-end trading assets are not reduced, for purposes of calculating brokerage commissions and administrative fees, by any accrued brokerage commissions, administrative fees, Profit Shares or other fees or charges. Prior to February 1, 2004 the brokerage commissions on Series F was a monthly rate of .604 of 1% (a 7.25% annual rate). Brokerage commissions for the non-unitized series range from .604 of 1% (a 7.25% annual rate) to .729 of 1% (a 8.75% annual rate).

MLAI estimates that the round-turn equivalent commission rate charged to the Partnership by MLPF&S during the years ended December 31, 2005, 2004 and 2003 was approximately $39, $90 and $84, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

MLPF&S pays the Advisors annual consulting fees ranging up to 2.00% of the Partnership’s average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

Prior to January 1, 2004, the Partnership paid to MLIM LLC an Incentive Override equal to 10% of the Net New Gain, as defined. Such payments were also made to MLIM LLC from the redemption value of Units redeemed as of the end of interim months during a year, to the extent of any Net New Gain attributable to such Units when redeemed. For the year ended December 31, 2003, an Incentive Override of $805,634 was paid to MLIM LLC.

Due to affiliate on the Statement of Financial Condition relates to cash assets held in accounts relating to a previously liquidated fund.  This amount will be paid to MLAI upon the legal liquidation of the affiliated fund.

4.                    ADVISORY AGREEMENTS

The Partnership and the Advisors have each entered into Advisory Agreements. These Advisory Agreements generally renew one year after they are entered into, subject to certain renewal rights exercisable by the Partnership. The Advisors determine the commodity futures, options on futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain trading policies and to certain rights reserved by MLAI.

Profit Shares, generally ranging from 20% to 25% of any New Trading Profit, as defined, recognized by each Advisor considered individually, irrespective of the overall performance of the Partnership, as of either the end of each calendar quarter or year and upon the net reallocation of assets away from an Advisor, are paid by the Partnership to each Advisor. Profit Shares are also paid out in respect of Units redeemed as of the end of interim months, to the extent of the applicable percentage of any New Trading Profit attributable to such Units.

5.                    WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for the years ended December 31, 2005, 2004 and 2003 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the year.

6.                    UNITIZED AND NON-UNITIZED SERIES

At December 31, 2005 and 2004, the Net Asset Values of the different unitized series and the partners holding the non-unitized series of the Partnership are as follows:

December 31, 2005

Unitized Series	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$156,419,239	168,843,481	$0.9264
Series F	39,658,470	178,795	$221.81
Series I	7,970,098	8,492,317	$0.9385
	$204,047,807	177,514,593

Non-unitized Series

ML Futures Investments L.P.	$39,887,435
ML Principal Protection L.P.	10,232,424
ML Principal Protection Plus Ltd.	14,418,201
$64,538,060

Total partners’ capital	$268,585,867

December 31, 2004

	Net Asset Value	Number of Units	NetAsset Value per Unit

Series A	$100,146,503	104,152,884	$0.9615
Series F	44,347,994	192,730	$230.10
Series I	4,855,875	5,123,442	$0.9478
Total partners’ capital	$149,350,372	109,469,056

Effective January 1, 2005, three funds (the “Feeder Funds”) in which MLAI is general partner or sponsor invested their net assets in a non-unitized series of the Partnership. The Feeder Funds are all closed to new investment and are segregated from other subscriptions as the non-unitized series. At the point of contribution, the total investment by the Feeder Funds was $97,084,491.

7.                    COPPER SETTLEMENT

The Partnership, as a member of a class of plaintiffs, received a settlement payment in February 2005 relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $27,888, which is included in Realized under Trading profits (losses) on the Statement of Operations of the Partnership for the year ended December 31, 2005.

8.                    FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying open contracts frequently result in changes in the Partnership’s net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Values of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, included in the Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts with MLPF&S acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit on open contracts on the Statements of Financial Condition.

9.                    SUBSEQUENT EVENT

On February 15, 2006, Merrill Lynch and BlackRock, Inc (“BlackRock”) announced that they have reached an agreement to merge the asset management business of MLIM and BlackRock to create a new independent asset management company. The transaction has been approved by the boards of directors of both Merrill Lynch and BlackRock and is expected to close in the third quarter of 2006. As a result of the transaction, the combined company will become the general partner or sponsor of the Partnership.

13

*   *   *   *   *   *   *    *   *   *   *   *   *

To the best of the knowledge and belief of the
undersigned, the information contained in this
report is accurate and complete.

Michael Pungello
Chief Financial Officer
Merrill Lynch Alternative Investments LLC
General Partner of
ML Global Horizons L.P.

