Form 10-Q
period 2006-03-31
ML GLOBAL HORIZONS LP
filed 2006-05-15
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-23240

GLOBAL HORIZONS I L.P.

(Exact Name of Registrant as

specified in its charter)

Delaware	13-3716393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$264,409,566	$274,496,535
Net unrealized profit on open contracts	6,818,344	4,986,310
Accrued interest and other assets	1,050,169	992,410

TOTAL ASSETS	$272,278,079	$280,475,255

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Profit Shares payable	$636,415	$117,551
Brokerage commissions payable	1,516,223	1,624,549
Redemptions payable	10,685,158	9,945,759
Administrative fees payable	52,653	56,411
Due to affiliate	145,118	145,118

Total liabilities	13,035,567	11,889,388

PARTNERS’ CAPITAL:
General Partner (2,012,256 and 2,012,396 Units)	2,339,080	2,297,491
Limited Partners - Unitized (166,592,840 and 175,502,197 Units)	197,645,126	201,750,316
Limited Partners - Non-unitized	59,258,306	64,538,060

Total partners’ capital	259,242,512	268,585,867

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$272,278,079	$280,475,255

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2006	2005
TRADING PROFITS (LOSSES):

Realized and other	$8,830,135	$129,619
Change in unrealized	1,830,667	(1,595,514)

Total trading profits (losses)	10,660,802	(1,465,895)

INVESTMENT INCOME:
Interest income	2,894,125	1,629,661

EXPENSES:
Brokerage commissions	4,606,373	3,998,022
Profit Shares	640,734	698,959
Administrative fees	160,099	137,539

Total expenses	5,407,206	4,834,520

NET INVESTMENT LOSS	(2,513,081)	(3,204,859)

NET INCOME (LOSS)	$8,147,721	$(4,670,754)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	163,684,840	128,388,582
Series F	173,478	191,217
Series I	8,517,924	7,411,801

Net income (loss) per weighted average General Partner and Limited Partner Unit*
Series A	$0.0293	$(0.0180)
Series F	$7.34	$(4.78)
Series I	$0.0359	$(0.0134)

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludeds net income (loss) allocated to non-unitized interests for the quarter ended March 31, 2006 and March 31, 2005.

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-Unitized	Total

PARTNERS’ CAPITAL, December 31, 2004	109,469,056	$1,215,470	$148,134,902	$—	$149,350,372

Additions	38,229,191	1,122,147	35,769,954	96,754,733	133,646,834

Net loss	—	(39,602)	(3,298,009)	(1,333,143)	(4,670,754)

Redemptions	(974,201)	(110,097)	(1,413,842)	(14,553,917)	(16,077,856)

PARTNERS’ CAPITAL, March 31, 2005	146,724,046	$2,187,918	$179,193,005	$80,867,673	$262,248,596

PARTNERS’ CAPITAL, December 31, 2005	177,514,593	$2,297,491	$201,750,316	$64,538,060	$268,585,867

Additions	5,521,468	—	5,169,198	2,231	5,171,429

Net income	—	73,301	6,302,683	1,771,737	8,147,721

Redemptions	(14,430,965)	(31,712)	(15,577,071)	(7,053,722)	(22,662,505)

PARTNERS’ CAPITAL, March 31, 2006	168,605,096	$2,339,080	$197,645,126	$59,258,306	$259,242,512

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Global Horizons I L.P. (the “Partnership”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

On January 15, 2005, the Partnership changed its name from ML Global Horizons L.P. to Global Horizons I L.P.  No changes were made to the Partnership’s investment objective or to the Partnership’s structure.

2.               NET ASSET VALUE PER UNIT

At March 31, 2006 and December 31, 2005, the Net Asset Values of the different series of Units were:

March 31, 2006

(unaudited)

	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$152,748,967	159,929,082	$0.9551
Series F	38,947,748	170,043	229.05
Series I	8,287,491	8,505,971	0.9743
	199,984,206	168,605,096

Non-unitized Series

ML Futures Investments L.P.	39,658,870
ML Principal Protection L.P.	10,232,889
ML Principal Protection Plus Ltd.	9,366,547
	59,258,306

	$259,242,512

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

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The General Partner, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the trading advisors (“Advisors”), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition.  The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan	Feb	Mar
2005	$222.30	$224.75	$225.37
2006	$226.51	$224.92	$229.05

Performance Summary

January 1, 2006 to March 31, 2006

The Partnership posted a gain for the first quarter.  Gains in interest rates, metals and stock indices sectors outweighed losses experienced in the agricultural, energy and currencies sectors.

The largest gains were posted in the interest rate sector.  Short positions in Eurodollars, the front end of the U.S. curve, and in German Bunds, Japanese government bonds and U.S. Treasuries all drove performance.  The short positions to the U.S. profited due to higher interest rates as a result of increased inflationary pressure.  U.S Treasuries contributed as markets declined on stronger than expected consumer confidence and rising inflationary fears.

The metals sector posted a gain for the Partnership despite losses realized mid-quarter.  Metals rallied due to base and precious metal holdings.   Long gold positions profited as investors continued to use gold as a hedge against a weakening U.S. dollar.  Aluminum and zinc both rallied early in the quarter due to global growth and supply issue.  Precious and base metals contributed to performance through long positions to gold, silver and copper as demand increased.

Trading in stock indices also posted gains throughout the quarter.  Strong domestic and international markets contributed to performance.  The increased volatility in the European markets provided increased opportunities for short-term trend followers.  The Partnership continued to maintain a long bias to global equities.  Japan and European exposures led performance as markets rallied, while U.S. exposures slightly detracted from performance.

Trading in agricultural commodities contributed to losses during the quarter despite small gains in the latter part of the quarter.  Short positions in coffee and long positions in corn detracted from performance mid-quarter.  Some losses were mitigated through long positions in sugar as demand grew for ethanol, a sugar by product.  Detracting from performance were long exposures to the soybean complex.  Contributing slightly in March were gains resulting from short positions in coffee and the meat complex as prices continued to decrease.

Trading in the energy sector posted losses throughout the quarter.  Crude oil rallied due to geopolitical issues but was not enough to offset losses from the decline in refined products, such as unleaded and heating oil.  Crude oil suffered mid-quarter as prices declined amid increased supply.  Geopolitical issues led to increased volatility within the sector.  This caused gasoline prices to surge as supply decreased reversing the downward price trend experienced earlier in the quarter.

The currencies sector was the sector with the weakest performance for the Partnership, despite small gains early in the quarter.  Foreign exchange contributed positively to the Partnership as the U.S. dollar weakened throughout the month due to the continuation of December’s carry trade reversal and the continued expectation for the slowdown of the U.S. Federal Reserve.  Contributing to performance was long Canadian dollar and British pound positions, while detracting from performance was positions in the

Euro and Swiss franc.  Long positions in the Mexican peso and short Euro positions contributed to performance as well.  Foreign exchange detracted due to strong reversals in March.  Long exposures to the Mexican peso, Japanese yen, Canadian dollar and the British pound during the choppy market conditions all contributed to losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of Global Horizons I L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Neither the Partnership, Merrill Lynch Investment Managers (“MLIM LLC”) nor MLAI have ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLIM LLC, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC, MLAI or the Partnership.

Item 2.    Changes in Securities and Use of Proceeds

(a)                    None.

(b)                   None.

(c)                    As of February 1, 2004, the Partnership privately offered two new classes of units of limited partnership interest, class A and I.  The continuing units were renamed class F.  As of February 1, 2004, Class F brokerage commissions were reduced to 7.00% per year.  Class A and Class I incur brokerage commissions of 7.00% and 4.00% per year, respectively.

(d)                   None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 5(a) Recent Sale of Unregistered Securities

The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Class of Units was FAM Distributors.

SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-06	2,054,974	2,218,236	0.9264	Jan-06	24,754	26,376	0.9385
Feb-06	1,639,979	1,734,693	0.9454	Feb-06	9,999	10,416	0.9600
Mar-06	1,389,984	1,479,966	0.9392	Mar-06	49,508	51,781	0.9561

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the first three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL HORIZONS I L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)