Form 10-Q
period 2006-06-30
ML GLOBAL HORIZONS LP
filed 2006-08-14
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$259,255,647	$274,496,535
Net unrealized profit on open contracts	4,038,035	4,986,310
Accrued interest and other assets	1,023,353	992,410

TOTAL ASSETS	$264,317,035	$280,475,255

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Profit shares payable	$1,591,298	$117,551
Brokerage commissions payable	1,517,393	1,624,549
Redemptions payable	3,940,427	9,945,759
Administrative fees payable	52,810	56,411
Due to affiliate	145,118	145,118

Total liabilities	7,247,046	11,889,388

PARTNERS’ CAPITAL:
General Partner (2,012,256 and 2,012,396 Units)	2,395,544	2,297,491
Limited Partners - Unitized (161,277,933 and 175,502,197 Units)	196,436,337	201,750,316
Limited Partners - Non- unitized	58,238,108	64,538,060

Total partners’ capital	257,069,989	268,585,867

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$264,317,035	$280,475,255

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$11,879,323	$(2,159,344)	$20,709,458	$(2,029,725)
Change in unrealized	(2,777,436)	1,638,206	(946,769)	42,692

Total trading profits (losses)	9,101,887	(521,138)	19,762,689	(1,987,033)

INVESTMENT INCOME:
Interest	3,142,458	1,939,288	6,036,583	3,568,949

EXPENSES:
Brokerage commissions	4,597,962	4,459,231	9,204,335	8,457,253
Profit shares	1,409,923	447,852	2,050,657	1,146,811
Administrative fees	159,848	154,254	319,947	291,793

Total expenses	6,167,733	5,061,337	11,574,939	9,895,857

NET INVESTMENT LOSS	(3,025,274)	(3,122,049)	(5,538,355)	(6,326,908)

NET INCOME (LOSS)	$6,076,613	$(3,643,187)	$14,224,334	$(8,313,941)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	153,983,542	158,005,947	158,834,191	143,197,265
Series F	167,990	188,553	170,734	189,885
Series I	8,942,253	7,961,079	8,730,089	7,686,440

Net income (loss) per weighted average General Partner and Limited Partner Unit*
Series A	$0.0237	$(0.0125)	$0.0532	$(0.0299)
Series F	5.44	(3.45)	12.81	(8.24)
Series I	0.0279	(0.0071)	0.0637	(0.0202)

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income (loss) allocated to non-unitized interests.

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-unitized	Total

PARTNERS’ CAPITAL, December 31, 2004	109,469,056	$1,215,470	$148,134,902	$—	$149,350,372

Additions	67,595,034	403,893	62,946,553	97,094,491	160,444,937

Net loss	—	(44,968)	(5,951,632)	(2,317,341)	(8,313,941)

Redemptions	(3,713,947)	(41,578)	(4,436,418)	(17,251,866)	(21,729,862)

PARTNERS’ CAPITAL, June 30, 2005	173,350,143	$1,532,817	$200,693,405	$77,525,284	$279,751,506

PARTNERS’ CAPITAL, December 31, 2005	177,514,593	$2,297,491	$201,750,316	$64,538,060	$268,585,867

Additions	13,857,262	—	13,340,156	697,104	14,037,260

Net income	—	129,764	11,058,078	3,036,492	14,224,334

Redemptions	(28,081,666)	(31,711)	(29,712,213)	(10,033,548)	(39,777,472)

PARTNERS’ CAPITAL, June 30, 2006	163,290,189	$2,395,544	$196,436,337	$58,238,108	$257,069,989

See notes to financial statements.

GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Global Horizons I L.P. (the “Partnership”) as of June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

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

2.   NET ASSET VALUE PER UNIT

At June 30, 2006 and December 31, 2005, the Net Asset Values of the different series of Units were:

June 30, 2006

(unaudited)

	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$149,986,443	153,454,419	$0.9774
Series F	39,138,126	166,970	$234.40
Series I	9,707,312	9,668,800	$1.0040
	$198,831,881	163,290,189

Non-unitized Series

ML Futures Investments L.P.	$39,539,875
ML Principal Protection L.P.	9,904,233
ML Principal Protection Plus Ltd.	8,794,000
$58,238,108

Total Partners’ Capital	$257,069,989

December 31, 2005

Unitized Series

	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$156,419,239	168,843,481	$0.9264
Series F	39,658,470	178,795	$221.81
Series I	7,970,098	8,492,317	$0.9385
	$204,047,807	177,514,593

Non-unitized Series

ML Futures Investments L.P.	$39,887,435
ML Principal Protection L.P.	10,232,424
ML Principal Protection Plus Ltd.	14,418,201
$64,538,060

Total partners’ capital	$268,585,867

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	$222.30	$224.75	$225.37	$218.90	$219.29	$221.99
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40

Performance Summary

January 1, 2006 to June 30, 2006

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

April 1, 2006 to June 30, 2006

The Partnership posted a gain for the second quarter.  Gains in interest rates, metals, currencies, and energy sectors outweighed losses experienced in the stock indices and agricultural sectors.

The largest gains were posted in the interest rate sector. Performance was driven in the fixed income sector through short positions to global interest rates, specifically short positions to U.K. gilts and German bunds. Short positions to the Euro also contributed to speculation that the European Central Bank would raise rates throughout the year. Short exposures to global interest rates, particularly Japan and Europe, slightly detracted from gains mid-quarter as global bond prices rallied. Short fixed income positions benefited, particularly short exposures to European rates, to the U.S. ten-year and to short end of the Eurodollar.

The metals sector posted significant gains for the Partnership early in the quarter as gold rallied above $650 per ounce and copper rallied on strong global growth, particularly booming demand from China and potential mining disruptions. Silver also contributed based on speculation that Barclays bank would offer a Silver Exchange Traded Fund (ETF). Long positions in base metals, such as nickel and aluminum also contributed to profits.

Trading in the currencies sector also posted a gain for the Partnership despite losses realized at quarter end. Long positions in the British pound and the Canadian dollar contributed to performance, while exposures to the Australian dollar and Euro slightly detracted. The U.S. dollar fell based on narrowing interest rate differentials and anticipation that the U.S. Federal Reserve would soon end its rate hike cycle. The U.S. dollar also declined against both the Euro and Japanese yen as the market participants expected rate increases to occur at a quicker pace in Europe and Japan than in the U.S. Losses later in the quarter resulted from short positions to the U.S. dollar versus the British pound and the Canadian dollar.

The energy sector posted moderate gains for the quarter. Long positions held in unleaded gas rallied and crude oil increased above $75 a barrel based on geopolitical uncertainty. Energy was then flat through mid-quarter as prices retreated off recent highs. Long positions to crude oil continued to contribute, while short positions to natural gas detracted as prices spiked.

Trading in the stock indices sector contributed to losses despite small gains at the open of the quarter. Throughout the quarter, global equity volatility remained high, driven by pending Federal Open Market Committee (FOMC) decision that occurred late in the quarter. Long equity positions, primarily exposures to the Australian and U.S. markets, profited as markets rallied early in the quarter. These gains were later taken back as the markets declined sharply as it became apparent that additional U.S. rate hikes would occur. Losses continued as managers reduced their long positions as global markets sold off.

The agricultural commodities sector had losses throughout the quarter. Short positions to cotton profited as prices sold off. However, small losses occurred across other markets due to choppy conditions.

Exposures to corn, cattle, and sugar added losses. Long positions to corn and wheat declined as prices sold off based on weather and harvest expectations.

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

Trading in interest rates posted gains for the Partnership, despite losses early in the quarter. The Partnership benefited from long positions in the ten-year German bund.  The long positions held by the Partnership in European and Japanese government bonds contributed to gains as well.

The currencies sector posted a gain as well for the quarter.  Long positions in the British pound and Australian dollar contributed early on in the quarter.  Short positions to the British pound, Swiss franc and Euro enabled the Partnership to capitalize on trend reversals in the market in the latter half of the quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the General Partner of Global Horizons I L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Neither the Partnership, Merrill Lynch Investment Managers LLC (“MLIM LLC”) nor MLAI have ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLIM LLC, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC, MLAI or the Partnership.

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

SERIES A

	Subscription
	Amount	Units	NAV
Jan-06	$2,054,974	2,218,236	$0.9264
Feb-06	1,639,979	1,734,693	0.9454
Mar-06	1,389,984	1,479,966	0.9392
Apr-06	1,779,990	1,863,669	0.9551
May-06	1,674,990	1,699,635	0.9855
Jun-06	3,534,972	3,598,668	0.9823
Jul-06	2,114,983	2,163,887	0.9774

SERIES I

	Subscription
	Amount	Units	NAV
Jan-06	$24,754	26,376	$0.9385
Feb-06	9,999	10,416	0.9600
Mar-06	49,508	51,781	0.9561
Apr-06	9,999	10,263	0.9743
May-06	148,525	147,478	1.0071
Jun-06	1,022,482	1,016,081	1.0063
Jul-06	—	—	1.0040

Item 6.    Exhibits

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

GLOBAL HORIZONS I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)