Form 10-K
period 2006-12-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2007-03-30
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23240

BLACKROCK GLOBAL HORIZONS I L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3716393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o BlackRock Investment Management LLC
55 East 52nd Street
New York, New York 10055
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

As of February 1, 2007, limited partnership units and non-unitized partners’ capital with an aggregate value of $228,846,832 were outstanding.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Mike Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2006 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

BlackRock Global Horizons I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994.  The Partnership trades in the international futures and forward markets under the direction of multiple independent professional advisors (the “Advisors”) applying proprietary strategies. The Partnership’s objective is to achieve, through speculative trading, substantial capital appreciation over time.

(b)           Amendments to Charter Documents/Name Change:

On September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (“BlackRock”), a wholly owned subsidiary of BlackRock, Inc.  The former general partner was Merrill Lynch Alternative Investments (“MLAI”).  Prior to September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  On September 29, 2006 Merrill Lynch and BlackRock, Inc. merged the asset management businesses of MLIM and BlackRock, Inc. to create a new combined asset management company. Merrill Lynch retained significant ownership interest in the combined company.  This resulted in BlackRock becoming the general partner of the Partnership.  In addition, the Partnership’s name was changed from Global Horizons I L.P. to BlackRock Global Horizons I L.P.  Previously, on January 15, 2005, the Partnership changed its name from ML Global Horizons L.P. to Global Horizons I L.P.  No changes have occurred to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.  All references in the notes to financial statements to “BlackRock” are to MLAI prior to September 29, 2006.

When the Partnership is offering its units of limited partnership interest (“Units”), it receives and processes subscriptions on a continuous basis throughout each month.  Investors whose subscriptions are accepted during a month are admitted to the Partnership as Limited Partners as of the beginning of the immediately following month, acquiring Units at the Net Asset Value per Unit as of the date of admission.  Investors’ customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately ten calendar days of the issuance of the Units.

As of February 1, 2004, the Partnership privately offered two new series of units of limited partnership interest, Series A and Series I.  The continuing units were renamed Series F.  As of January 2, 2005, the Partnership created three “non-unitized” series of limited partnership interests.  These series are invested in by other investment partnerships which BlackRock serves as the general partner.

Effective after the close of business on December 29, 2006, two of the three “non-unitized” series of the Partnership (BlackRock Futures Investments L.P. and BlackRock Principal Protection L.P.), were merged into the Partnership in a tax-free reorganization. All of the investors in BlackRock Futures Investments L.P. and BlackRock Principal Protection L.P. received new Series G Units of the Partnership with an initial Net Asset Value per Unit of $1.00 equal to their December 31, 2006 Net Asset Value.   Issuance of the new Units had no adverse economic effect on investors in the Partnership or either of the merged funds.

As of December 31, 2006, the capitalization of the Partnership was $227,349,345, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $230.98.

Through December 31, 2006, the highest month-end Net Asset Value of Series F Unit was $245.80 (February 29, 2004) and the lowest $97.36 (February 28, 1994).

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

The Partnership’s assets are allocated and reallocated by BlackRock to the trading management of the Advisors applying proprietary strategies in numerous markets.

BlackRock may, from time to time, direct certain individual Advisors to manage their respective Partnership accounts as if they were managing more equity than the actual capital allocated to them.

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

Use of Proceeds and Interest

Subscription Proceeds.

BlackRock pays from its own funds the selling commissions relating to the sale of the Units.  Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading.  In such trading, the Partnership’s assets are used as security for and to pay the Partnership’s trading losses, as well as any expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership.  While being used for this purpose, the Partnership’s assets are also generally available to earn interest, as more fully described below.  The most recent continuous offering of Units began effective February 1, 2004.

Market Sectors.

The Partnership trades in a diversified group of markets under the direction of multiple independent Advisors.  These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors.  There is no restriction on the commodity interests, that may be traded by any Advisor or the frequency with which an Advisor may alter its market sector allocations.

Market Types.

The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership.  In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers.  The Partnership pays a spread when it exchanges these positions for futures.  This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and nonregulated — differ substantially from time to time, as well as over time.

Custody of Assets.

Substantially all of the Partnership’s assets are currently held in customer accounts at Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”).

Interest Paid by Merrill Lynch on the Partnership’s U.S. Dollar and Non-U.S. Dollar Assets.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2006, 2005 and 2004.

	2006		2005		2004
		% of Average		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets	Amount	Net Assets	Amount	Net Assets

Brokerage
Commissions	$17,712,085	7.06%	$17,973,653	6.65%	$5,725,678	6.89%
Administrative Fees	615,580	0.24%	622,238	0.23%	205,144	0.25%
Profit Shares	2,783,961	1.11%	1,266,141	0.47%	1,581,140	1.90%
Total	$21,111,626	8.41%	$19,862,032	7.35%	$7,511,962	9.04%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership’s U.S. dollar available assets maintained at MLPF&S.

The Partnership’s average month-end Net Assets during 2006, 2005 and 2004 equaled $250,940,436, $270,409,956, and $83,065,122 respectively.

During 2006, 2005 and 2004, the Partnership earned $12,178,428, $8,910,897, and $1,297,826, respectively, in interest income, or approximately 4.85%, 3.30% and 1.56%, respectively, of the Partnership’s average month-end Net Assets.

Description of Current Charges
Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

As of February 1, 2004, the flat monthly brokerage commission rate for Series F was reduced to 0.583 of 1% (a 7.00% annual rate) from .0604 of 1% (a 7.25% annual rate). Series A and Series I incur brokerage commissions of 7.00% and 4.00% per year, respectively. Brokerage commissions for the non-unitized series range from 7.25% to 8.75%.

During 2006, 2005 and 2004, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s flat-rate brokerage commissions was approximately $47, $39 and $90, respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

BlackRock	Administrative Fees	A flat monthly administrative fee equal to 0.021 of 1% of the Partnership’s month-end assets (0.25% annually). BlackRock pays all of the Partnership’s routine administrative costs.

Other Counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

MLAI	Annual Incentive Overrides

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

All Advisors can receive quarterly or annual Profit Shares ranging from 17% to 25% (depending on the Advisor) of any New Trading Profit achieved by their Partnership account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from an Advisor. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Partnership. As a result, the Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Advisors	Consulting fees

MLPF&S pays the Advisors annual Consulting Fees generally ranging up to 2.5% of the Partnership’s average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

BlackRock; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

 The Partnership, BlackRock, the Advisors and MLPF&S are each subject to regulation by, and registered with, the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”).  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission.  However, BlackRock itself is registered as an “investment adviser” under the Investment Advisers Act of 1940. In the event BlackRock’s registration with the CFTC or NFA were terminated, or suspended, BlackRock would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result.  The CFTC and certain commodity exchanges have also established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  These limits may restrict the ability of the Partnership to establish or liquidate positions.  Currency forward contracts generally are not subject to regulation by any United States Government agency.

(i) through (xii) — not applicable.

(xiii) The Partnership has no employees.

(e)                                  Financial Information about Geographic Areas

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries.  However, the Partnership trades, from the United States, on a number of foreign commodity exchanges.  The Partnership does not engage in the sales of goods or services.

Item 1A:    Risk factors

Investors May Lose All or Substantially All of Their Investment

Investors must be prepared to lose all or substantially all of their investment.  The Partnership has no “principal protection” feature assuring the return of investors’ initial investment as of a specified future date.

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  Neither the Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.

Volatile Markets; Highly Leveraged Trading

Futures and forwards are inherently leveraged instruments.  A futures or forward position may be opened by an initial deposit of only a fraction of the “notional” value of the position with a clearing broker (in the case of a futures contract) or a dealer (in the case of a forward).  When only a small fraction of the value of the position is deposited to open the position, a similarly small change in the market value of the position can diminish or completely offset that deposit, requiring the deposit of additional capital with the clearing broker or dealer, and causing losses that are a multiple of the change in the market value of the position.  For instance, if a futures position requiring the purchase and sale of $100,000 worth of a commodity has a 10% initial “risk margin” deposit requirement, a futures position is opened by depositing the minimum required $10,000 initial margin deposit, and the value of the position declines 10% (or $10,000), the clearing broker carrying the position will pay the $10,000 deposited to the clearinghouse as a mark-to-market payment, and the account will be required to close the position or deposit an additional $9,000 to bring the initial margin deposit back to 10% of the value of the now $90,000 position.  In that scenario, the 10% market move caused losses of 100% of the $10,000 deposited to open the position.  The risks of leveraged trading may be exacerbated due to the nature of the instruments underlying futures and forwards.  The value of such instruments tend to be volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of volatility in the value of the underlying commodities and the leverage inherent in futures and forwards creates a high degree of risk.

Substantial Charges

The Partnership is subject to substantial charges.

The incentive compensation paid to the Advisors is based on the individual performance of each Advisor, not the overall performance of the Partnership.  Historically, the Partnership has paid incentive compensation to certain Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

Overall market or economic conditions — which neither BlackRock nor any Advisor can predict or control — have a material effect on performance of the Partnership.  Furthermore, such overall conditions can adversely affect the performance of numerous Advisors at or about the same time, despite their implementing different and independent strategies.  Consequently, the multi-Advisor structure of the Partnership does not assure that its performance will not be adversely affected by future market or economic conditions.

No Diversification Benefits if the Partnership is Not Profitable

If the Partnership does not trade successfully — after deduction of all fees and charges — it cannot serve as an effective diversification for a traditional portfolio.

No Assurance of Non-Correlation; Limited Value of Non-Correlation Even if Achieved

Not only is the past performance of the Partnership not necessarily indicative of its future results (due to the speculative character of managed futures), but also there can be no assurance, however the Partnership may perform, that the Partnership’s results will be non-correlated with (i.e., unrelated to) the general stock and bond markets.  If the Partnership’s performance is not non-correlated to these markets, the Partnership cannot help diversify an overall portfolio.

Investors should evaluate an investment in the Partnership in terms of the alternative of an investment in a cash equivalent, such as 91-day Treasury bills, which can be relied upon to (i) be generally non-correlated with equity and debt price levels, (ii) generate a positive yield and cash flow, (iii) be highly liquid, (iv) have almost no risk of loss of principal and (v) incur virtually no costs or expenses.

Even if the Partnership’s performance is generally both profitable and non-correlated to the general stock and bond markets, it is highly likely that there will be significant periods during which the Partnership’s results are similar to those of an investor’s stock and bond holdings, thereby reducing or eliminating the Partnership’s diversification benefits.  During unfavorable economic cycles, an investment in the Partnership may increase rather than mitigate a portfolio’s aggregate losses.

Combining Independent Trading Strategies

Combining independent trading strategies involves substantial opportunity costs, as one Advisor’s profits are frequently offset by another Advisor’s losses.  Different Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions.

Systematic Strategies

Most of the Partnership’s assets have been allocated to Advisors which rely on technical, systematic strategies.  The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.

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

Changes in Trading Strategy

An Advisor may make certain changes in its trading strategies without the knowledge of BlackRock.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing an Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for an Advisor to close out positions against which the market is moving.

Redemptions Restricted

Investors’ limited ability to redeem Units could result in there being a substantial difference between a Unit’s redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received.  Redemption charges apply through the end of the twelfth month after a Unit (other than an Institutional Series Unit) is issued.

Conflicts of Interest

The Partnership is subject to a number of material actual and potential conflicts of interest, raising the possibility that investors will be disadvantaged to the benefit of the BlackRock, the Advisors or their respective principals and affiliates.  No formal policies or procedures have been adopted to resolve these conflicts.

Bankruptcy or Default

Under CFTC Regulation 1.20, the Partnership’s clearing broker is required to separately account for and segregate in a customer segregated funds account the Partnership’s commodity futures positions, the assets deposited as margin in respect of such positions, and any proceeds from such positions.  The clearing broker may not obligate funds in the customer segregated funds account except to purchase, margin, guarantee, secure, transfer, adjust, or settle trades, contracts, or commodity option transactions of commodity or option customers, and the clearing broker may not hold, dispose of, or use any customer funds as belonging to any person other than the clearing broker’s commodity or option customers.  Even so, if positions in the customer segregated funds account suffer losses in excess of the cash deposited to margin those positions, and the customer for whose account those positions are carried does not meet the clearing broker’s calls for additional margin, the clearing broker could be forced into bankruptcy if it cannot satisfy those losses out of its own assets.  If that were to happen, because the Partnership’s positions and assets are commingled with other customer positions in the customer segregated funds account at the clearing broker, the Partnership’s assets deposited with the clearing broker would be used pro rata with the assets of other customers to satisfy any remaining losses from those positions in the account, and Partnership investors could incur substantial losses, despite the Partnership having been otherwise highly profitable.

Limited Regulatory Oversight

The Partnership does not come within the statutory definition of an “investment company” and is not required to be registered as an investment company, under the Investment Company Act of 1940 or any comparable regulatory requirements, and does not intend to do so.  Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts impose certain operational and trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership.

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

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of Brokers

The Partnership is subject to the risk of its clearing broker, exchange or clearinghouse insolvency.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, BlackRock might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  No Partnership managed by BlackRock has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.

Currency Forward Trading

The Advisors may engage in trading in forward contracts on currencies.  Forward contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets.  Consequently, in respect to its forward trading, the Partnership is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Advisors trade.  Any failure or refusal to discharge their contractual obligations by the counterparties with which the Advisors deal on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Partnership to substantial losses.  No Advisor will be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in the Advisor’s strategy were to have substantially “covered” the former.  There is also the risk that a counterparty that loses money on a contract with a Advisor may seek to avoid its obligations on legal grounds.

Currency Options Trading

The Advisors may trade options on currencies or on currency futures or forward contracts.  Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.

Currency Markets May Be Illiquid or Disrupted

Although generally highly liquid, the markets in which the Advisors trade can experience periods of illiquidity, sometimes of significant duration.  For example, none of the participants in the forward markets are required to maintain a market in any particular currency or to maintain a reasonable spread between the “bid” and “asked” prices which they quote.  Disruptions can occur in any market traded by the Advisors due to unusually high trading volume, political intervention or other factors.  Market illiquidity or disruption could result in major losses to the Partnership.

Counterparty Risk

Certain of the markets in which Advisors invest and trade are over-the-counter or “interdealer” markets.  The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  Rather, the responsibility for performing under a particular transaction rests solely with the counterparties to such transaction.  This results in the risk that a counterparty may not settle a transaction with a Advisor in accordance with its terms, because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss.  In an attempt to mitigate the risk of counterparty default, many counterparties now require the posting of collateral.  However, this collateral may be difficult to liquidate in a market crisis.  In addition, a Advisor could lose a significant portion of its capital while it attempts to execute a substitute transaction to replace a transaction under which a counterparty has defaulted.

“Counterparty risk” is accentuated in the case of contracts having longer maturities as well as in the case of a Advisor which concentrates its transactions with a single counterparty or limited number of counterparties.

BlackRock has no control over the institutions with which the Advisors enter into transactions.  In addition, Advisors generally are not restricted from dealing with any particular counterparties or from concentrating any or all of their transactions for the Partnership with a single counterparty or limited number of counterparties.

The recent events underlying the bankruptcy of Refco, Inc. and its related entities have underscored the risks of maintaining capital at unregulated entities as well as the fact that most dealing agreements permit counterparties to transfer customer funds from regulated to unregulated accounts in the counterparties’ discretion.  BlackRock has no ability to assess the extent to which the Advisors maintain their assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements a speculative, highly leveraged strategy.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  For example, foreign governments have from time to time blamed the declines of their currencies on speculative funds and imposed restrictions on speculative trading in certain markets, and the collapse of a major hedge fund in 2006 among more recent corporate events has led to significantly increased regulatory monitoring of the activities of these funds and, to an extent, commodity pools such as the Partnership.

Regulatory changes could adversely affect the Partnership by restricting its markets, limiting its trading and/or increasing the taxes to which Limited Partners are subject.  BlackRock is not aware of any pending or threatened regulatory developments which might adversely affect the Partnership.  However, adverse regulatory initiatives could develop suddenly and without notice.

Investors are Taxed Every Year on Their Share of the Partnership’s Profits — Not Only When They Redeem as Would Be the Case if They Held Stocks or Bonds

Investors are taxed each year on their share of the Partnership’s income and gains, irrespective of whether they redeem any Units.

All performance information included in this Memorandum is presented on a pre-tax basis; the investors who experienced such performance had to pay the related taxes from other sources.

Over time, the compounding effects of the annual taxation of the Partnership’s income are material to the economic consequences of investing in the Partnership.  For example, a 10% compound annual rate of return over five years would result in an initial $10,000 investment compounding to $16,105.  However, if one factors in a 30% tax rate each year (the blended tax rate on many of the futures contracts traded by the Partnership is currently 23%), the result would be $14,025.

The Partnership’s Trading Gains Taxed at Higher Capital Gains Rate

Investors are taxed on their share of any trading profits of the Partnership at both short- and long-term capital gain rates depending on the mix of U.S. exchange-traded contracts and non-U.S. contracts traded.  These tax rates are determined irrespective of how long an investor holds Units.  Consequently, the tax rate on the Partnership’s trading gains may be higher than those applicable to other investments held by an investor for a comparable period.

Tax Could Be Due From Investors on Their Share of the Partnership’s Interest Income Despite Overall Losses

Investors may be required to pay tax on their allocable share of the Partnership’s interest income, even if the Partnership incurs overall losses.  Trading losses can only be used to offset trading gains and $3,000 of ordinary income (including interest income) each year.  Consequently, if an investor were allocated $5,000 of interest income and $10,000 of net trading losses, the investor would owe tax on $2,000 of interest income even though the investor would have a $5,000 loss for the year.  The $7,000 capital loss would carry forward, but subject to the same limitation on its deductibility against interest income.

“Investment Advisory Fees”

Limited Partners could be required to treat the Advisors’ Incentive Fee compensation, as well as certain other expenses of the Partnership, as “investment advisory fees,” which are subject to substantial restrictions on deductibility for individual taxpayers.  BlackRock has not, to date, been classifying the Advisors’ performance-based compensation or any such expenses as “investment advisory fees,” a position to which the Internal Revenue Service (the “IRS”) might object.

Taxation of Interest Income

The Partnership’s trading losses are almost exclusively capital losses for tax purposes.  Capital losses may be offset against ordinary income only to the extent of $3,000 per year for individual taxpayers.  If an individual Limited Partner had, for example, an allocable trading loss of $10,000 and allocable interest income of $5,000, he or she would incur a net loss of $5,000 but would recognize taxable interest income of $2,000.

Tax Audit

There can be no assurance that the Partnership’s tax returns will not be audited by the IRS.  If such an audit were to result in an adjustment, Limited Partners could be required to pay back taxes, interest and penalties, and could themselves be audited.

Prospective investors are strongly urged to consult their independent tax advisers and counsel with respect to the possible tax consequences of an investment in the Partnership, particularly since such tax consequences may differ among investors.

The Combination of Merrill Lynch and BlackRock

The combination transaction between Merrill Lynch and BlackRock, Inc. described in Item 1(b) above gives rise to numerous uncertainties and risks.  Merrill Lynch’s asset management business is transitioning from being a part of Merrill Lynch to being a part of BlackRock, Inc., which entails many changes, including the integration of Merrill Lynch’s domestic and international asset management business and personnel with BlackRock, Inc.’s existing business and personnel, and changes in systems and employee benefit plans.  These transition activities are complex, and may pose unexpected difficulties, or incur unexpected costs, in any of them, including: (i) the diversion of management’s attention to integration matters; (ii) difficulties in achieving expected cost savings associated with the transaction; (iii) difficulties in the integration of operations and systems; (iv) difficulties in the assimilation of employees; (v) difficulties in replacing the support functions currently provided by Merrill Lynch to its asset management business, including support and assistance in respect of risk management, financial and operational functions; (vi) challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and (vii) challenges in attracting and retaining key personnel.  In order for BlackRock to maximize the synergies for which the transaction was completed, BlackRock will have to, among other things, successfully integrate people, offices, systems and cultures from various Merrill Lynch subsidiaries and BlackRock, Inc.  There can be no assurance that such integration will occur efficiently or successfully, and the financial condition of the Partnership and its operations could be materially affected by any of these risks.

General Commodity Futures Trading Risk Disclosure Statement

Prospective investors should carefully consider whether their financial condition permits them to participate in the Partnership.  In so doing, prospective investors should be aware that futures and options trading can quickly lead to large losses as well as gains.  Such trading losses can sharply reduce the net asset value of the Partnership and consequently the value of an investor’s interest in the Partnership.  In addition, certain restrictions on redemption may affect an investor’s ability to withdraw from participation in the Partnership.  Further, the Partnership may be subject to substantial charges for management, and advisory and brokerage fees.  It may be necessary for the Partnership to make substantial trading profits to avoid depletion or exhaustion of its assets.  Notwithstanding the foregoing risk factors in this report, this brief statement cannot disclose all the risks and other factors necessary to evaluate a potential investor’s participation in the Partnership.  Therefore, before any investors decides to invest in the Partnership, the prospective investor should carefully study the Partnership’s disclosure document, including the description of the principal risk factors stated therein.  Prospective investors should also be aware that the Partnership may trade foreign futures or options contracts.  Transactions on markets located outside the United States, including markets formally linked to a United States market, may be subject to regulations which offer different or diminished protection to the Partnership and its participants.  Further, United States regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-United States jurisdictions where transactions for the Partnership maybe effected.

Item 2:       Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of BlackRock, 52 East 52nd Street, New York, New York 10055.  BlackRock performs certain administrative services for the Partnership from BlackRock’s offices.

Item 3:       Legal Proceedings

The Partnership or BlackRock has never been the subject of any material litigation.  BlackRock, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of BlackRock or the Partnership.

Item 4:       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:                      Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information:

There is no established public trading market for the Units or the non-unitized series, nor will one develop.  Rather, Limited Partners holding unitized series may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges when applicable and fifteen days prior notice with respect to redemption.

(b)           Holders:

As of December 31, 2006, there were 2,195, 1,122 and 33 holders of Series A, F and I Units, respectively, including BlackRock.

(c)           Dividends:

The Partnership has made no distributions since trading commenced, nor does BlackRock presently intend to make any distributions in the future.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

Unregistered securities are issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Series of Units was FAM Distributors, a wholly owned subsidiary of Merrill Lynch and an affiliate of BlackRock.

	SERIES A
	Subscription
	Amount	Units	NAV
Jan-06	$2,054,974	2,218,236	$0.9264
Feb-06	1,639,979	1,734,693	0.9454
Mar-06	1,389,984	1,479,966	0.9392
Apr-06	1,779,990	1,863,669	0.9551
May-06	1,674,990	1,699,635	0.9855
Jun-06	3,534,972	3,598,668	0.9823
Jul-06	2,114,983	2,163,887	0.9774
Aug-06	834,991	871,962	0.9576
Sep-06	1,004,986	1,073,015	0.9366
Oct-06	769,997	825,823	0.9324
Nov-06	1,129,989	1,186,091	0.9527
Dec-06	1,409,983	1,476,731	0.9548
Jan-07	914,992	950,641	0.9625

	SERIES I
	Subscription
	Amount	Units	NAV
Jan-06	$24,754	26,376	$0.9385
Feb-06	9,999	10,416	0.9600
Mar-06	49,508	51,781	0.9561
Apr-06	9,999	10,263	0.9743
May-06	148,525	147,478	1.0071
Jun-06	—	—	1.0063
Jul-06	—	—	1.0040
Aug-06	—	—	0.9895
Sep-06	15,000	15,497	0.9679
Oct-06	—	—	0.9667
Nov-06	—	—	0.9881
Dec-06	9,901	9,985	0.9916
Jan-07	—	—	1.0010

(f)                                    Issuer Purchases of Equity Securities:

Limited Partners in unitized series may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2006:

Series F

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2006	3,488	228.48
November 30, 2006	1,488	228.99
December 31, 2006	2,844	230.98

Total	7,820

Series A

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2006	3,684,532	0.9527
November 30, 2006	4,975,873	0.9548
December 31, 2006	4,009,547	0.9625

Total	12,669,952

Series I

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2006	4,630,976	0.9881
November 30, 2006	n/a	n/a
December 31, 2006	n/a	n/a

Total	4,630,976

Item 6:       Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Income Statement Data	2006	2005	2004	2003	2002

Revenues:

Trading Profit (Loss)
Realized	$16,620,657	$680,616	$8,179,826	$13,824,221	$3,063,425
Change in Unrealized	2,030,261	1,837,104	(700,154)	(44,489)	2,373,002
Settlement Proceeds	—	—	—	—	1,346,689
Total Trading Profit	18,650,918	2,517,720	7,479,672	13,779,732	6,783,116

Investment Income:

Interest	12,178,428	8,910,897	1,297,826	496,656	801,151

Expenses:
Brokerage Commissions	17,712,085	17,973,653	5,725,678	3,601,088	3,571,969
Profit Shares	2,783,961	1,266,141	1,581,140	1,998,129	746,510
Administrative Fees	615,580	622,238	205,144	124,175	123,171
Incentive Override	—	—	—	805,634	68,966
Total Expenses	21,111,626	19,862,032	7,511,962	6,529,026	4,510,616

Net Investment Loss	(8,933,198)	(10,951,135)	(6,214,136)	(6,032,370)	(3,709,465)

Net Income (Loss)	$9,717,720	$(8,433,415)	$1,265,536	$7,747,362	$3,073,651

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002

Partnership Net Asset Value	$227,349,345	$268,585,867	$246,428,990	$48,655,272	$46,942,277
Net Asset Value per Series F Unit	$230.98	$221.81	$230.10	$233.12	$198.48
Net Asset Value per Series A Unit	$0.9625	$0.9264	$0.9615	n/a	n/a
Net Asset Value per Series I Unit	$1.0010	$0.9385	$0.9478	n/a	n/a

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2002	$179.13	$173.22	$172.71	$171.39	$176.93	$186.23	$189.41	$198.31	$203.27	$196.83	$190.21	$198.48
2003	$209.82	$218.58	$208.20	$209.93	$220.27	$217.22	$213.38	$212.16	$213.21	$225.11	$224.93	$233.12
2004	$238.09	$245.80	$244.21	$233.60	$230.71	$222.33	$220.06	$217.70	$217.77	$221.80	$229.90	$230.10
2005	$222.30	$224.75	$225.37	$218.90	$219.29	$221.99	$218.32	$221.45	$221.00	$218.52	$222.81	$221.81
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40	$229.73	$224.58	$223.58	$228.48	$228.99	$230.98

GLOBAL HORIZONS I L.P.
December 31, 2006

Type of Pool: Multi-Advisor/Publicly-Offered/Non-“Principal Protected”(1)
Inception of Trading: January 4, 1994
Aggregate Subscriptions:    $578,345,672
Current Capitalization:   $227,349,345
Worst Monthly Drawdown(2):  (7.13)%  (11/01)
Worst Peak-to-Valley Drawdown(3):  (13.93)%  (11/01-5/02)

Net Asset Value per Series F (original unit), December 31, 2006:   $230.98

Monthly Rates of Return(4)

Month	2006	2005	2004	2003	2002
January	2.12%	(3.39)%	2.13%	5.71%	(3.65)%
February	(0.70)	1.10	3.24	4.17	(3.30)
March	1.84	0.28	(0.65)	(4.75)	(0.30)
April	3.29	(2.87)	(4.34)	0.83	(0.77)
May	(0.43)	0.18	(1.24)	4.92	3.24
June	(0.50)	1.23	(3.63)	(1.38)	5.26
July	(1.99)	(1.65)	(1.02)	(1.77)	1.71
August	(2.24)	1.43	(1.07)	(0.57)	4.70
September	(0.45)	(0.20)	0.04	0.49	2.50
October	2.19	(1.12)	1.85	5.58	(3.17)
November	0.22	1.96	3.65	(0.08)	(3.36)
December	0.87	(0.45)	0.09	3.64	4.35

Compound Annual Rate of Return	4.13%	(3.60)%	(1.29)%	17.45%	6.75%

(1) Pursuant to applicable CFTC regulations, a “Multi-Advisor” Partnership is defined as one that allocates no more than 25% of its trading assets to any single manager.  Certain partnerships, including partnerships sponsored by BlackRock, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Partnerships as “principal protected.”  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by Series F of the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return of Series F being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of Series F of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview; Advisor Selections

The Partnership’s results of operations depend on BlackRock’s ability to select Advisors, and the Advisors’ ability to trade profitably. BlackRock’s selection procedures, as well as the Advisors’ trading methods, are confidential, so that substantially the only available information relevant to the Partnership’s results of operations is its actual performance record to date.  However, because of the speculative nature of its trading, the Partnership’s past performance is not necessarily indicative of its future results.

BlackRock’s decision to terminate or reallocate assets among Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors — for example, a change in BlackRock’s or an Advisor’s market outlook, apparent deviation from announced risk control policies,  changes in principals, commitment of resources to other business activities, etc. — may also have a role in the termination or reallocation decision.  The market judgment and experience of BlackRock’s principals is an important factor in its allocation decisions.

BlackRock has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected.  In particular, BlackRock has to date, made infrequent reallocations of trading assets and adjustments in the Advisor combinations for the Partnership.  However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

Results of Operations

General

BlackRock believes that multi-advisor futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Partnership’s operations and virtually impossible to make any predictions regarding future results based on the results to date.  An investment in the Partnership may be less successful over a longer than a shorter period.

Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Advisors are affected differently by trending markets as well as by particular types of trends.

BlackRock attempts to control credit risk in the Partnership’s futures, forward and options trading by clearing trading only through MLPF&S.  MLPF&S acts solely as a clearing broker or counterparty to the Partnership’s trades; it does not advise with respect to, or direct, any such trading.

BlackRock attempts to control the market risk inherent in the Partnership’s trading by BlackRock’s multi-advisor strategy and Advisor selections.  BlackRock reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what BlackRock determines as being excessively concentrated in a limited number of markets — in which case BlackRock may, as of the next month or quarter-end, adjust the Partnership’s Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

BlackRock may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, BlackRock has not done so to date and does not presently intend to do so.

Performance Summary

2006

Total Trading
Profit (Loss)

Stock Indices	$11,185,920
Metals	8,770,349
Currencies	1,175,704
Energy	(87,580)
Interest Rates	(183,363)
Agriculture	(2,210,112)
$18,650,918

The Partnership’s overall trading performance was profitable with gains in the stock indices, metals and currencies sectors contributing to the profits.

The largest profits were posted in the stock indices sector.  Trading in stock indices also posted gains early in the year. Strong domestic and international markets contributed to performance. The increased volatility in the European markets provided increased opportunities for short-term trend followers. Mid-year trading in the stock indices sector contributed to losses due to trading volatility and the belief that additional U.S. rate hikes would occur. The sector finished the year with strong profits as the Dow Jones Industrial Average and the S&P 500 Index climbed to their highest levels.  The Democratic victory in the U.S. elections and strong corporate earnings helped pushed the stock indices higher.  Strong year-end home sales contributed to profits as well.

Trading in the metals sector proved profitable for the Partnership.  Metals rallied due to base and precious metal holdings. Aluminum and zinc both rallied early in the year due to global growth and supply issues. Precious and base metals contributed to performance through long positions in gold, silver and copper as demand increased.  Gold rallied above $650 per ounce and copper rallied on strong global growth, particularly booming demand from China and potential mining disruptions. Silver also contributed to profits, based on speculation that Barclays bank would offer a Silver Exchange-Traded Fund (ETF).  Gold continued to rally towards the end of the year as jewelers increased inventory for the holidays and as India began its wedding season.  However, towards year-end other metals declined as copper was down due to high inventories which traders took as weakening demand.

Trading in the currencies sector also contributed to profits primarily due to strong profits in the latter part of the year. Foreign exchange contributed positively to the Partnership as the U.S. dollar weakened due to the continuation of December’s carry trade reversal and the continued expectation for the slowdown in Federal Funds rate increases by the U.S. Federal Reserve. Contributing to performance were long Canadian dollar and British pound positions, while detracting from performance were positions in the Euro and Swiss franc. Foreign exchange detracted due to strong reversals in March.  Long exposures to the Mexican peso, Japanese yen, Canadian dollar and the British pound during choppy market conditions all contributed to losses.  The U.S. dollar fell based on narrowing interest rate differentials and anticipation that the U.S. Federal Reserve would soon end its rate hike cycle in mid-year. Slower growth reversed the chance of a rate hike in the U.S., which negatively impacted the U.S. dollar. The British pound also gained against the U.S. dollar on speculation the interest-rate gap between Britain and the U.S. would narrow.  Profits were realized the latter part of the year by being short the U.S. dollar, particularly against the Australian dollar which rose as speculation that the Reserve Bank of Australia would raise interest rates a third time in 2006.

Trading in the energy sector posted slight losses for the Partnership.  Crude oil rallied due to geopolitical issues but gains were not enough to offset losses from the decline in refined products, such as unleaded gasoline and heating oil. Geopolitical issues led to increased volatility within the sector and caused gasoline prices to surge as supply decreased reversing the downward price trend experienced earlier in the first quarter.  The energy sector posted moderate gains for the second quarter. Energy was then flat through mid-year as prices retreated off recent highs. Long positions in crude oil continued to contribute to profits, while short positions in natural gas caused losses as prices spiked.  Crude oil futures rose sharply early in the third quarter under the fear that fighting would spread throughout the

Middle East, but later sold-off causing small losses. Natural gas, also rallied early in the third quarter as demand for electricity spiked during the heat wave in the U.S. Crude oil was down due to the end of the driving season in the third quarter and decreased tensions with Iran. Natural gas plummeted as mild weather reduced demand for the fuel from power generators.  Crude declined despite OPEC pledging to cut daily production.  Additionally, above average temperatures in the U.S. led to higher than average stockpiles and further depressed prices.   At year-end the energy sector contributed to profits although not enough to offset losses realized most of the year. Profits in the last quarter were generated through short positions in heating oil, natural gas and crude oil.  Heating oil prices dropped and heating oil futures fell as mild weather in the U.S. continued.

The interest rate sector also posted losses despite consistent profits through the first half of the year.  Short positions in Eurodollars, the front end of the U.S. curve, German bunds, Japanese government bonds and U.S. Treasuries all drove performance. The short positions in U.S. Treasuries profited due to higher interest rates as a result of increased inflationary pressure and as markets declined on stronger than expected consumer confidence and rising inflationary fears.  Performance was driven in the fixed income sector through short positions in global interest rates, specifically short positions to U.K. gilts and German bunds. Short positions in the Euro also contributed to profits due to speculation that the European Central Bank would raise rates throughout the year. Short exposures to global interest rates, particularly Japan and Europe, slightly detracted from gains mid-year as global bond prices rallied. The beginning of the third quarter proved to be a difficult environment for the Partnership as speculation over the U.S. interest rate policy and geo-political events created an environment of heightened volatility and a reversal of some larger long-term trends. Fixed income markets rallied on expectations that further rate hikes would be put on hold as the U.S. economy slowed. This reversed the downward trend in the sector, resulting in losses through exposures to global interest rates. Treasury yields declined on speculation the U.S. Federal Reserves’ previous rate increases would prove so damaging to the housing market that the economic growth would slow more sharply than expected. Poor performance was also seen through short positions in the U.S. 5 and 10 year Treasury notes and to the 30 year Treasury bond. European notes declined on speculation that the European Central Bank would raise interest rates further to stem inflation.  U.S. Treasuries fell to their first December lost in five years amid evidence the economy was rebounding from two quarters of slowing growth.  Stronger than expected reports on home sales, consumer confidence and manufacturing led investors to pare expectations for interest-rate cuts by the Federal Reserve in 2007.

The agricultural sector was the worst performing sector for the Partnership despite slight gains late in the year.  Short positions in coffee and long positions in corn detracted from performance. Some losses were mitigated through long positions in sugar as demand grew for ethanol, a sugar by-product. Detracting from performance were long exposures to the soybean complex.  Contributing slightly in March were gains resulting from short positions in coffee and the meat complex as prices continued to decrease.  Short positions in cotton profited as prices declined.  However, small losses occurred across other markets due to choppy conditions. Exposures to corn, cattle, and sugar added losses. Long positions to corn and wheat declined as prices declined based on weather and harvest expectations. Cocoa detracted from performance as it retreated from its upward trend and reversed significantly as market participants thought recent highs were based merely on speculative buying, rather than on supply and demand conditions. U.S. soybean and corn crops improved as rains relieved stress caused by weeks of dry weather. These gains were mitigated through short positions in hogs and cattle and long exposures to the grain complex. Corn and soybean prices rose over 13% for the month of September, the most since December 2005, due to rainy weather in the U.S. Midwest. Sugar, the best-performing commodity in 2005, dropped significantly from February as production expanded in Brazil and India, the world’s biggest cane growers. Soybeans rose as wheat and corn threatened to reduce global plantings of soybeans.  Some of the price increases in soybeans were attributed to the increase in corn prices, indicating that farmers may plant more corn and fewer soybeans in 2007.

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

During most periods set forth under “Selected Financial Data,” the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a component of the Partnership’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership’s assets allocated to trading.  The only Partnership costs (other than currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis and the Incentive Override (terminated in 2004).  Gross profitability is in turn affected by the percentage of the Partnership’s assets allocated to trading.  During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) suggesting the likelihood of generally trendless, non-consensus markets.

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

Substantially all of the Partnership’s assets are held in cash except for the net unrealized profit on open positions.  The Net Asset Value of the Partnership’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases.  Inflation in commodity prices could also generate price movements, which the Advisors’ strategies might successfully follow.

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

Off-Balance Sheet Arrangements and Tabular Disclosure of Contractual Obligations

The Partnership has no applicable disclosure under this Item 7 regarding off-balance sheet arrangements and tabular disclosure of contractual obligations pursuant to Regulation S-K, Item 303(a)(4) and 303(a)(5), respectively, as the Partnership does not have any off balance sheet arrangements that are likely to have a significant impact on its financial position or contractual obligations long term in nature.

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

Materiality, as used in this section “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  Maintenance margin levels are established by dealers and exchanges using historical price studies, as well as an assessment of current market volatility and economic fundamentals, to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated, have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2006 and 2005. During the fiscal year 2006, the Partnership’s average capitalization was $250,940,436. During the fiscal year 2005, the Partnership’s average capitalization was $270,409,956.

Fiscal Year 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$92,995	0.04%	$251,914	$3,025
Currencies	1,249,947	0.50%	6,381,088	245,989
Energy	354,231	0.14%	1,696,701	48,066
Interest Rates	10,737,571	4.28%	15,740,482	192,301
Metals	1,559,263	0.62%	15,466,941	50,602
Stock Indices	1,461,903	0.58%	6,996,574	48,698

TOTAL	$15,455,910	6.16%	$46,533,700	$588,681

Fiscal Year 2005

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$163,356	0.06%	$453,699	$1,777
Currencies	1,240,840	0.46%	6,832,670	43,503
Energy	292,892	0.11%	1,030,159	19,464
Interest Rates	12,222,247	4.52%	20,179,223	3,383,516
Metals	684,801	0.25%	2,012,007	44,237
Stock Indices	1,484,741	0.55%	5,251,655	279,032

TOTAL	$16,088,877	5.95%	$35,759,413	$3,771,529

Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each month-end during the fiscal year. Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar quarter of fiscal years 2006 and 2005.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time.  The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures, except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposure, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used by BlackRock and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of the Partnership.  Interest rate movements directly affect the price of futures and forward sovereign futures and forward bond positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries can be expected to materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes positions in the government debt of smaller nations e.g., New Zealand and Australia.  BlackRock anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies

The Partnership trades in a large number of currencies, and exchange rate risk is a significant market exposure of the Partnership.  The Partnership’s major exposures have typically been to pricing relationships between the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions as well as U.S. dollar/Canadian dollar, U.S. dollar/Australian dollar and U.S. dollar/Swiss franc.  BlackRock does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.  The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Partnership has significant equity exposure is to G-7 equity index price movements, although as of December 31, 2006, the Partnership’s primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

Metals

The Partnership’s primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals.  BlackRock anticipates that gold will remain the primary metal market exposure for the Partnership.

Agriculture Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2006.  In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future.  However, BlackRock anticipates that the Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2006.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euros.  The Partnership has minimal exchange rate exposure on these balances.

U.S. Dollar Balances

The Partnership holds its U.S. dollars in cash at MLPF&S.  The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

BlackRock has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis.  While BlackRock does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BlackRock may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentration.  However, such interventions are unusual.

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

Non-Trading Risk

The Partnership controls the non-trading exchange-rate risk of its foreign currency balances by regularly converting these balances back into U.S. dollars on a weekly basis.

The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  BlackRock does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8:   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2006, 2005 and 2004, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2006 and 2005.  This information has not been audited.

Selected Quarterly Financial Data (unaudited)
BlackRock Global Horizons I L.P.

Net Income by Quarter
Eight Quarters through December 31, 2006

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006	2005	2005	2005	2005
Total Income (Loss)	$12,243,403	$(7,213,610)	$12,244,345	$13,554,927	$6,015,390	$3,831,311	$1,418,150	$163,766
Total Expenses	4,935,983	4,600,423	6,167,733	5,407,206	5,062,809	4,903,366	5,061,337	4,834,520
Net Income (Loss)	$7,307,420	$(11,814,033)	$6,076,612	$8,147,721	$952,581	$(1,072,055)	$(3,643,187)	$(4,670,754)

Net Income (Loss) per Series A Unit	$0.0303	$(0.0451)	$0.0230	$0.0285	$0.0035	$(0.0032)	$(0.0125)	$(0.0180)
Net Income (Loss) per Series F Unit	$7.46	$(10.89)	$5.41	$7.22	$0.78	$(1.01)	$(3.45)	$(4.78)
Net Income (Loss) per Series I Unit	$0.0417	$(0.0375)	$0.0279	$0.0358	$0.0098	$0.0029	$(0.0071)	$(0.0134)

Weighted average units Series A	147,149,479	153,655,292	158,529,087	168,467,271	172,909,096	173,352,786	158,005,947	128,388,582
Weighted average units Series F	157,113	164,741	169,015	176,395	180,209	186,169	188,553	191,217
Weighted average units Series I	6,250,746	9,618,896	8,945,918	8,542,897	8,453,253	8,203,800	7,961,079	7,411,801

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

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A: Controls and Procedures

BlackRock, the general partner of the Partnership, with the participation of the BlackRock Chief Operating Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year ended December 31, 2006, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in BlackRock’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors and Executive Officers of the Registrant

10(a) and 10(b)     Identification of Directors and Executive Officers:

The Partnership is managed by BlackRock.  Trading decisions are made by the Advisors on behalf of the Partnership.  BlackRock promotes the Partnership and is its controlling persons.

The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2006, and their respective business backgrounds are as follows.

Edward Rzeszowski            President of the Partnership

Michael L. Pungello           Vice President, Chief Financial Officer and Treasurer of the Partnership

Howard P. Berkowitz          Managing Director of BlackRock

Edward Rzeszowski is the President of the Registrant and a Managing Director of the BlackRock Fund of Funds Team (described below) .  His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage. Previously, Mr. Rzeszowski was a Director with Merrill Lynch’s fund of funds team.  In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. Previously, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line.  He has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries.  His additional previous work experience includes OMR Systems Corporation (a financial investments service company), where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

Michael L. Pungello is Chief Financial Officer of the Registrant and a Managing Director of BlackRock.  Mr. Pungello was previously the Chief Financial Officer of MLAI.  He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Howard P. Berkowitz is the Chief Executive Officer and Chief Investment Officer of BlackRock’s Fund of Hedge Funds Group and Managing Director at BlackRock.  He is a member of BlackRock’s Management Committee. Mr. Berkowitz joined BlackRock, Inc. in 2003 when BlackRock acquired a majority interest in fund of fund manager HPB Management. Mr. Berkowitz continues to serve as President, CEO and CIO of that company, now named BlackRock HPB Management.  Prior to joining BlackRock, Mr. Berkowitz was the founder and managing partner of HPB Associates, a fund of hedge funds that he initially formed in 1979 as a traditional equity hedge fund. In 1967, Mr. Berkowitz co-founded and managed Steinhardt, Fine, Berkowitz & Co., one of the earliest successful entrants in the hedge fund industry.   Mr. Berkowitz served a three-year term as National Chairman of the Anti-Defamation League. He also serves on the boards and investment committees of the UJA Federation, Wharton Undergraduate School of Finance, Steadman Hawkins Sports Medicine Foundation, Cancer Research Institute, the Anti-Defamation League, and the New York City Ballet. In addition, Mr. Berkowitz currently serves as President of the Washington Institute for Near East Policy. Mr. Berkowitz earned a BS degree in economics from the Wharton School of the University of Pennsylvania in 1962, and an MBA degree from New York University in 1964.degree from New York University in 1964.

As of December 31, 2006, BlackRock’s general partner interest in the Partnership was valued at $2,041,990.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Items 10(a) and 10(b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)          Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

(i)            Code of Ethics:

BlackRock has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available upon request by calling 609-282-6996.

(j)            Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor BlackRock has an audit committee.)

Item 11: Executive Compensation

The Partnership’s President and Chief Financial Officer, which are its only officers, managers, or employees, do not receive compensation form the Partnership.  Instead, they are remunerated by BlackRock in their respective positions with BlackRock.  The Partnership does not itself have any officers, managers or employees.  The Partnership pays Brokerage Commissions to an affiliate of BlackRock and Administrative Fees to BlackRock. BlackRock or its affiliates may also receive certain economic benefits from the possession of the Partnership’s U.S. dollar assets in offset accounts, as described in Item 1(c) above.  The managers and officers receive no “other compensation” from the Partnership.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or BlackRock.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

(a)           Securities Authorized for Issuance Under Equity Compensation Plans:

None.

(b)           Security Ownership of Certain Beneficial Owners:

Not applicable, the Units are non-voting limited partnership interests.  The Partnership is managed by BlackRock, its general partner.

(c)           Security Ownership of Management:

As of December 31, 2006, BlackRock owned 2,182,815 Units (unit-equivalent general partnership interests), which was approximately 1.11 % of the total Units outstanding.

(d)          Changes in Control:

None.

Item 13:  Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Partnership:

The Partnership pays indirectly Merrill Lynch through MLPF&S and BlackRock substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

In 2006, the Partnership expensed:  (i) Brokerage Commissions of $17,712,085, which included $2,859,642 in consulting fees earned by the Advisors (non-unitized Series pay consulting fees separately from the unitized Series); and (ii) Administrative Fees of $615,580 to BlackRock.  In addition, BlackRock and Merrill Lynch and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between BlackRock affiliates and the Partnership.

The Partnership is prohibited from making any loans, to management or otherwise

BlackRock may be viewed as a beneficiary of the revenues received by different Merrill Lynch entities from the Partnership due to Merrill Lynch’s ownership stake in BlackRock.  BlackRock controls the management of the Partnership and serves as its promoter. Although BlackRock has not sold any assets, directly or indirectly, to the Partnership, BlackRock has made substantial profits from the Partnership due to the foregoing revenues.

(b)          Review, Approval or Ratification of Transactions with Related Persons:

All of the service providers to the Partnership, other than the Advisors, and OMR Systems Corporation are affiliates of BlackRock or Merrill Lynch.  BlackRock negotiated with the Advisors over the level of their advisory fees and Profit Shares.  However, none of the fees paid by the Partnership to any BlackRock or Merrill Lynch party were negotiated, and they are likely higher than those that may have been obtained in arm’s-length bargaining.   OMR Systems Corporation provides administrative services to the fund and is paid by BlackRock.

The Partnership is prohibited from making any loans, to management or otherwise.  No loans have been, are or will be outstanding between BlackRock or any of its principals and the Partnership.

(c)           Transactions with Promoters:

BlackRock paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  BlackRock is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

(d)                               Director Independence:

Not applicable.

Item 14: Principal Accountant Fees and Services

1)              Audit Fees

Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2006 were $100,000.  Aggregate fees for these services for the year ended December 31, 2005 were $75,000.

2)              Audit-Related Fees

There were no other audit-related fees for the years ended December 31, 2006 or 2005 related to the Partnership.

3)              Tax Fees

Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2006 were $182,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2005 were $182,000.

4)              All Other Fees

No fees were paid to Deloitte and Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2006 or 2005 for any other professional services in relation to the Partnership.

5)              Pre-Approval Policies

Although BlackRock and the Partnership do not have pre-approval policies, the Chief Financial Officer of the Partnership pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2006 and 2005	2

	For the years ended December 31, 2006, 2005 and 2004:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the year ended December 31, 2006	5

	Notes to Financial Statements	6-15

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits required by Item 601 of Regulation 5-k:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

1.01	Selling Agreement among the Partnership, BlackRock, MLPF&S, the Selling Agent and the Advisors.

Exhibit 1.01:

Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-62998) filed on September 10, 1993, on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Registration Statement.

3.01(ii)	Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 3.01(iv):	Is filed herewith.

10.01(d)	Form of Advisory Agreement between the Partnership, BlackRock, MLPF&S and prospective trading advisors.

Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02	Form of Consulting Agreement between each Advisor, the Partnership and MLPF&S.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.05	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit D).

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

10.07	Form of Advisory and Consulting Agreement Amendment among BlackRock, each Advisor, the Partnership and MLPF&S.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated December 6, 1995.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

BLACKROCK GLOBAL HORIZONS I L.P.

By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Edward Rzeszowski	President of the Registrant	March 30, 2007
Edward Rzeszowski	(Principal Executive Officer)

/s/Michael L. Pungello	Chief Financial Officer of the Registrant	March 30, 2007
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Howard P. Berkowitz	Managing Director of BlackRock	March 30, 2007
Howard P. Berkowitz

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of BlackRock Investment Management LLC)

BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner of Registrant		March 30, 2007

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
Managing Director of BlackRock

BLACKROCK GLOBAL HORIZONS I L.P.

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm