Form 10-Q
period 2007-03-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2007-05-15
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (restricted cash $27,758,938 and $42,150,062)	$205,582,525	$226,593,453
Net unrealized profit on open contracts	3,190,545	7,016,571
Accrued interest and other assets	972,827	1,002,444

TOTAL ASSETS	$209,745,897	$234,612,468

LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Profit Shares payable	$—	$1,000,416
Brokerage commissions payable	1,155,471	1,350,630
Redemptions payable	6,397,577	4,865,452
Administrative fees payable	41,457	46,625

Total liabilities	7,594,505	7,263,123

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 1,714,481 Units)	2,414,313	2,041,990
Limited Partners - Unitized (177,408,423 and 143,125,734 Units)	196,299,856	172,534,729
Limited Partners - Non-unitized	3,437,223	52,772,626

Total partners’ capital	202,151,392	227,349,345

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$209,745,897	$234,612,468

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
TRADING PROFITS (LOSSES):

Realized and other	$(5,159,888)	$8,830,135
Change in unrealized	(3,826,026)	1,830,667

Total trading profits (losses)	(8,985,914)	10,660,802

INVESTMENT INCOME:
Interest income	2,764,432	2,894,125

EXPENSES:
Brokerage commissions	3,687,022	4,606,373
Profit Shares	120,962	640,734
Administrative fees	131,300	160,099

Total expenses	3,939,284	5,407,206

NET INVESTMENT LOSS	(1,174,852)	(2,513,081)

NET INCOME (LOSS)	$(10,160,766)	$8,147,721

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	138,284,792	163,684,840
Series F	150,415	173,478
Series G	44,129,770	n/a
Series I	4,673,575	8,517,924

Net income (loss) per weighted average General Partner and Limited Partner Unit*
Series A	$(0.0435)	$0.0293
Series F	$(10.52)	$7.34
Series G	$(0.0465)	n/a
Series I	$(0.0390)	$0.0359

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income (loss) allocated to non-unitized interests for the quarter ended March 31, 2007 and March 31, 2006.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-Unitized	Total

PARTNERS’ CAPITAL, December 31, 2005	177,514,593	$2,297,491	$201,750,316	$64,538,060	$268,585,867

Additions	5,521,468	—	5,169,198	2,231	5,171,429

Net income	—	73,301	6,302,683	1,771,737	8,147,721

Redemptions	(14,430,965)	(31,712)	(15,577,071)	(7,053,722)	(22,662,505)

PARTNERS’ CAPITAL, March 31, 2006	168,605,096	$2,339,080	$197,645,126	$59,258,306	$259,242,512

PARTNERS’ CAPITAL, December 31, 2006	144,840,215	$2,041,990	$172,534,729	$52,772,626	$227,349,345

Combination	44,500,323	488,774	44,014,337	(44,500,323)	2,788

Additions	1,994,651	—	1,919,973	—	1,919,973

Net loss	—	(116,451)	(9,717,558)	(326,757)	(10,160,766)

Redemptions	(11,723,511)	—	(12,451,625)	(4,508,323)	(16,959,948)

PARTNERS’ CAPITAL, March 31, 2007	179,611,678	$2,414,313	$196,299,856	$3,437,223	$202,151,392

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements as of and for the period ended March 31, 2007 and March 31, 2006 are unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of March 31, 2007, and the results of its operations for the three month periods ended March 31, 2007 and 2006. The operating results for the interim periods may not be indicative of the results for the full year.

As of September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (“BlackRock”).  The former general partner was Merrill Lynch Alternative Investments (“MLAI”).  Until September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  On September 29, 2006 Merrill Lynch and BlackRock, Inc. merged the asset management businesses of MLIM and BlackRock Inc. to create a new independent asset management company.  This resulted in BlackRock becoming the general partner of the Partnership.  At the same time, the Partnership’s name was changed from Global Horizons I L.P. to BlackRock Global Horizons I L.P.  No changes have occurred to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.

Effective after the close of business on December 31, 2006, two of the three “non-unitized” series’ investors of the Partnership (BlackRock Futures Investments L.P. and BlackRock Principal Protection L.P.), were merged into the Partnership in a tax-free reorganization. All of the investors in BlackRock Futures Investments L.P. and BlackRock Principal Protection L.P. received new Series G Units of the Partnership, with an initial Net Asset Value per Unit of $1.00, equal to their December 31, 2006 Net Asset Value.  BlackRock contributed $2,788 to the Partnership, the amount necessary due to the effects of rounding to ensure all investors received Units equal to the value of their original holdings (rounded up to the next whole dollar).  Issuance of the new Units had no adverse economic effect on investors in the Partnership or either of the merged funds.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

2.               NET ASSET VALUE PER UNIT

At March 31, 2007 and December 31, 2006, the Net Asset Values of the different series of Units were:

March 31, 2007

(unaudited)

			Net Asset
		Number of	Value per
Unitized Series	Net Asset Value	Units	Unit

Series A	$120,739,412	131,512,143	$0.9181
Series F	32,233,289	146,299	220.32
Series G	41,266,723	43,299,745	0.9530
Series I	4,474,745	4,653,491	0.9616
	198,714,169	179,611,678

Non-unitized Series

BlackRock Principal Protection Plus Ltd.	3,437,223

Total partners’ capital	$202,151,392

December 31, 2006

			Net Asset
		Number of	Value per
Unitized Series	Net Asset Value	Units	Unit

Series A	$134,723,235	139,974,357	$0.9625
Series F	35,134,942	152,114	$230.98
Series I	4,718,542	4,713,744	$1.0010
	$174,576,719	144,840,215

Non-unitized Series

BlackRock Futures Investments L.P.	$35,888,599
BlackRock Principal Protection L.P.	8,611,724
BlackRock Principal Protection Plus Ltd.	8,272,303
$52,772,626

Total partners’ capital	$227,349,345

3.               FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

BlackRock has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions, or itself reallocating Partnership assets among Advisors (although typically only as of the end of a month) for over-concentrations.  While BlackRock does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BlackRock may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations.  Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BlackRock’s basic risk control procedures consist simply of the ongoing process of Advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Partnership has evaluated its uncertain tax positions and has determined that the implementation of this pronouncement did not have an impact on the financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan	Feb	Mar
2006	$226.51	$224.92	$229.05
2007	$234.65	$227.97	$220.32

Performance Summary

January 1, 2007 to March 31, 2007

The Partnership incurred trading losses for the first quarter despite gains in January.  Each sector posted losses for the quarter with the interest rate sector performing the poorest.

Trading in agricultural commodities contributed to losses despite gains posted mid-quarter.  Corn declined sharply the first two days of the year and then rose on renewed speculation that higher energy costs would spur demand for alternative fuels made from the crops.  Long positions in corn detracted from performance.  Slight profits mid-quarter were due to long soybean positions as soybean futures rallied on the speculation of weather problems that may prevent farmers from meeting ethanol demands.  Late in the quarter corn prices fell after a government survey showed U.S. farmers plan to sow fifteen percent more grain this spring, the most since 1944.  Sugar fell on speculation that increasing supplies from India and Brazil will boost a global surplus.

Losses were posted in the currencies sector despite gains early in the quarter.  Profits posted early on were due in part to long positions in the sterling/Swiss franc cross, the short Japanese yen versus the U.S. dollar and long Euro to Swiss franc cross.  The yen declined against the U.S. dollar to the lowest in more than four years after a Japanese government report showed a drop in retail sales in December.  The British pound hit a two year high against the Euro and an eight year high against the Japanese yen on the United Kingdom interest rates.  The Japanese yen strengthened against most major currencies mid-quarter as investors liquidated their yen-carry trades.  Additionally, the British pound declined in February against most major currencies on expectations the European Central Bank will outpace the Bank of England in raising interest rates, making the United Kingdom currency less attractive to hold.  Short exposures in the Swiss franc and long positions in the Canadian dollar and Euro detracted from performance late in the quarter.

Trading in the metals sector also contributed to losses.  Copper prices declined in January on speculation rising inventories would outpace U.S. demand amid speculations of a continued U.S. housing slowdown.  Stockpiles monitored by the London metal exchange rose to the highest since April 2004.   Slight profits mid-quarter were due to long nickel and gold positions.  Nickel rallied on concerns that diminishing supplies would not meet demand for the metal.  Long positions in gold and aluminum and short positions in London copper detracted from performance.  Gold prices tumbled after government reports signaled growth in the U.S. economy, strengthening the U.S. dollar and lessening the appeal of gold.  Copper prices rose for a fourth consecutive month on signs of strong demand for copper.  Nickel rose on speculation that growth in stainless-steel production, which consumes about seventy five percent of the world’s nickel, will squeeze supplies.

Trading in stock indices also detracted from performance despite gains early in the quarter.  Long exposures, especially the S&P 500 Index, DAX and Nikkei 225 contributed to gains early in the quarter.  The S&P 500 Index was up in January as U.S. stocks rallied, capping the longest stretch of monthly gains in more than a decade, due to the month’s early decrease in energy prices and continued strong economic data.  The Nikkei 225 was also up in January sending the index to a nine-month high after the Japanese yen weakened against both the U.S. dollar and Euro.  Mid-quarter, equity markets fell sharply.  After a nine percent sell off in China, U.S. stocks plunged, erasing all of the year’s gains.  The Dow Jones Industrial Average fell the most since the first trading day after September 11, 2001.  Furthermore, United Kingdom stocks dropped the most in more than eight months.  As a result of the global equity declines, there was a sharp increase in volatility.

Trading in the energy sector also contributed to losses despite gains early in the quarter.  Crude oil surged on speculation that U.S. fuel demand would jump because of increased economic growth and cold weather.  Mid-quarter short crude, short gas oil and long natural gas positions detracted from performance.  Crude oil continued its rally.  Heating oil and natural gas rose as colder than normal temperatures hit the northeast U.S.  Additionally, crude oil closed at a six-month high, on concern that Iran’s capture of fifteen British sailors and marines increased the likelihood of a disruption of shipments from the Persian Gulf.  Short positions in crude oil, heating oil, and natural gas contributed to losses in the energy sector late in the quarter.

Trading in interest rates was the worst performing sector for the Partnership despite gains early in the quarter.  Short rate positions, primarily to the German bund and U.S. Eurodollars contributed early in the quarter.  Yields, which move inversely to prices, increased due to upward inflationary pressure from strong payroll data.  Furthermore, U.S. treasuries fell, pushing yields to the highest level since August of 2006, as an industry report suggested the worst of the housing slump may be over.  Mid-quarter, trading in stock indices detracted from performance the most.  Short fixed income positions detracted as investors moved in to less risky assets after the sell off in global equities at the end of the month.  Treasuries had the biggest price increase since December 2004 as a result of the move to less risky assets as well.  Bonds declined on heightened concern that inflation could accelerate after the Federal Reserve issued a statement that removed its past bias toward further interest rate increases.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

BlackRock, the General Partner of BlackRock Global Horizons I L.P., with the participation of the Partnership’s Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

On September 29, 2006, Merrill Lynch & Co., Inc. (“ML & Co.”) combined various ML & Co. asset management subsidiaries with BlackRock, Inc. (“Old BlackRock”) to form a new asset management company (“BlackRock”) (the “Transaction”).  Under the Transaction agreement, among other things, ML & Co. contributed the entities and assets that constitute Merrill Lynch Investment Managers to form BlackRock.

As part of the Transaction, Merrill Lynch Investment Managers LLC, which is registered with National Futures Association (“NFA”) as a commodity pool operator was transferred to BlackRock and changed its name to BlackRock Investment Management, LLC.  Immediately prior to the closing of the Transaction, the Registrant’s investment management arrangements were assigned from Merrill Lynch Alternative Investments, LLC (“MLAI”) to Merrill Lynch Investment Managers, LLC.  Therefore, since the closing of the Transaction, the Registrant has been managed by BlackRock Investment Management, LLC which replaced Merrill Lynch Alternative Investments, LLC as the general partner of the Registrant.  The terms of the Registrant’s investment management arrangement, and of an investment in the Registrant, were not otherwise changed as a result of the Transaction.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) As of February 1, 2004, the Partnership privately offered two new series of units of limited partnership interest, Series A and I.  The continuing units were renamed Series F.  The new units called Series G were created as a result of the merger of two of the non-unitized series after the close of business on December 29, 2006.  As of February 1, 2004, brokerage commissions were reduced to 7.00% per year.  Series A, G and I incur brokerage commissions of 7.00%, 7.00% and 4.00%, per year, respectively.

(d) None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

It is currently anticipated that beginning in June 2007, the fee structure of the Partnership will change.  Currently, investors are charged a flat wrap fee that includes administrative, brokerage, clearing and other operating expenses.  Under the proposed fee structure, such fees and expenses will no longer be charged as a flat wrap fee but will be unbundled, and actual fees and expenses will be borne by investors.  In addition, it is anticipated that investors will be charged a sponsor’s fee and investors who purchased units through selling agents may be charged distribution fees of up to 3%.  The anticipated revised fee structure may result in higher net fees and expenses, however, the General Partner expects that the new fee structure will not materially change the net fees and expenses experienced by investors and may in fact result in lower net fees and expenses.

Item 5(a)  Recent Sale of Unregistered Securities

The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Series of Units was FAM Distributors, a wholly owned subsidiary of Merrill Lynch and an affiliate of BlackRock.

	SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-06	$2,054,974	2,218,236	$0.9264	Jan-06	$24,754	26,376	$0.9385
Feb-06	1,639,979	1,734,693	0.9454	Feb-06	9,999	10,416	0.9600
Mar-06	1,389,984	1,479,966	0.9392	Mar-06	49,508	51,781	0.9561
Apr-06	1,779,990	1,863,669	0.9551	Apr-06	9,999	10,263	0.9743
May-06	1,674,990	1,699,635	0.9855	May-06	148,525	147,478	1.0071
Jun-06	3,534,972	3,598,668	0.9823	Jun-06	—	—	1.0063
Jul-06	2,114,983	2,163,887	0.9774	Jul-06	—	—	1.0040
Aug-06	834,991	871,962	0.9576	Aug-06	—	—	0.9895
Sep-06	1,004,986	1,073,015	0.9366	Sep-06	15,000	15,497	0.9679
Oct-06	769,997	825,823	0.9324	Oct-06	—	—	0.9667
Nov-06	1,129,989	1,186,091	0.9527	Nov-06	—	—	0.9881
Dec-06	1,409,983	1,476,731	0.9548	Dec-06	9,901	9,985	0.9916
Jan-07	914,992	950,641	0.9625	Jan-07	—	—	1.0010
Feb-07	569,990	583,289	0.9772	Feb-07	—	—	0.9929
Mar-07	434,991	457,933	0.9499	Mar-07	—	—	0.9616

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

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 15, 2007	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 15, 2007	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)