Form 10-Q
period 2007-06-30
BLACK ROCK GLOBAL HORIZONS LP
filed 2007-08-14
CIK 904918

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer☐     Accelerated filer☐        Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $15,406,380 and $42,150,062)	$207,076,700	$226,593,453
Net unrealized profit on open contracts	5,068,657	7,016,571
Accrued interest and other assets	844,350	1,002,444

TOTAL ASSETS	$212,989,707	$234,612,468

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Profit Shares payable	$1,523,176	$1,000,416
Brokerage commissions payable	1,212,602	1,350,630
Redemptions payable	6,676,065	4,865,452
Administrative fees payable	43,659	46,625

Total liabilities	9,455,502	7,263,123

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 1,714,481 Units)	2,624,653	2,041,990
Limited Partners - Unitized (162,507,928 and 143,125,734 Units)	197,502,343	172,534,729
Limited Partners - Non-unitized	3,407,209	52,772,626

Total partners’ capital	203,534,205	227,349,345

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$212,989,707	$234,612,468

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
TRADING PROFITS:

Realized	$18,303,923	$11,879,323	$13,144,035	$20,709,458
Change in unrealized	1,878,112	(2,777,436)	(1,947,914)	(946,769)

Total trading profits	20,182,035	9,101,887	11,196,121	19,762,689

INVESTMENT INCOME:
Interest	2,543,699	3,142,458	5,308,131	6,036,583

EXPENSES:
Brokerage commissions	3,686,839	4,597,962	7,373,861	9,204,335
Profit Shares	1,542,989	1,409,923	1,663,951	2,050,657
Administrative fees	132,472	159,848	263,772	319,947

Total expenses	5,362,300	6,167,733	9,301,584	11,574,939

NET INVESTMENT LOSS	(2,818,601)	(3,025,274)	(3,993,453)	(5,538,355)

NET INCOME	$17,363,434	$6,076,613	$7,202,668	$14,224,334

NET INCOME PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	128,919,989	153,983,542	133,602,390	158,834,191
Series F	144,883	167,990	147,649	170,734
Series G	42,802,351	n/a	43,466,061	n/a
Series I	4,635,761	8,942,253	4,654,668	8,730,089

Net income per weighted average General Partner and Limited Partner Unit*
Series A	$0.0800	$0.0237	$0.0322	$0.0532
Series F	$19.33	$5.44	$8.25	$12.81
Series G	$0.0830	n/a	$0.0345	n/a
Series I	$0.0904	$0.0279	$0.0508	$0.0637

*Calculation of net income per weighted average general partner and limited partner unit excludes net income allocated to non-unitized interests.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-unitized	Total

PARTNERS’ CAPITAL, December 31, 2005	177,514,593	$2,297,491	$201,750,316	$64,538,060	$268,585,867

Additions	13,857,262	—	13,340,156	697,104	14,037,260

Net income	—	129,764	11,058,078	3,036,492	14,224,334

Redemptions	(28,081,666)	(31,711)	(29,712,213)	(10,033,548)	(39,777,472)

PARTNERS’ CAPITAL, June 30, 2006	163,290,189	$2,395,544	$196,436,337	$58,238,108	$257,069,989

PARTNERS’ CAPITAL, December 31, 2006	144,840,215	$2,041,990	$172,534,729	$52,772,626	$227,349,345

Combination	44,500,323	488,774	44,011,549	(44,500,323)	—

Additions	3,161,638	—	3,002,751	—	3,002,751

Net income (loss)	—	93,889	7,155,678	(46,899)	7,202,668

Redemptions	(27,790,993)	—	(29,202,364)	(4,818,195)	(34,020,559)

PARTNERS’ CAPITAL, June 30, 2007	164,711,183	$2,624,653	$197,502,343	$3,407,209	$203,534,205

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements as of June 30, 2007 and December 31, 2006 and for the periods ended June 30, 2007 and June 30, 2006 are unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of June 30, 2007, and the results of its operations for the six month periods ended June 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results for the full year.

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

As of September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (“BlackRock” or the “General Partner”).  The former general partner was Merrill Lynch Alternative Investments (“MLAI”).  Until September 29, 2006, MLAI was wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  On September 29, 2006 Merrill Lynch and BlackRock, Inc. merged the asset management businesses of MLIM and BlackRock Inc. to create a new independent asset management company.  This resulted in BlackRock becoming the general partner of the Partnership.  At the same time, the Partnership’s name was changed from Global Horizons I L.P. to BlackRock Global Horizons I L.P.  No changes were made to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.

Effective after the close of business on December 31, 2006, two investors in the Partnership, BlackRock Futures Investments L.P. and BlackRock Principal Protection L.P. (the “Feeder Funds”), were merged into the Partnership in a tax-free reorganization.  In exchange for their holdings in the Feeder Funds, investors in the Feeder Funds received new Series G Units of the Partnership, with an initial Net Asset Value per Unit of $1.00.  The aggregate value of new Series G Units issued to the Feeder Funds was equal to the December 31, 2006 Net Asset Values of the Feeder Funds.  Additionally, in order to ensure all investors in the Feeder Funds received Units in the Partnership equal to the value of their holdings in the Feeder Funds, BlackRock contributed $2,788 to the Partnership, which was the amount necessary to offset the effects of rounding to the Units received by the investors of the two Feeder Funds. Issuance of the new Series G Units had no adverse economic effect on investors in the Partnership or either of the merged Feeder Funds.

2.               NET ASSET VALUE PER UNIT

At June 30, 2007 and December 31, 2006, the Net Asset Values of the different series of Units were:

June 30, 2007

(unaudited)

			Net Asset
		Number of	Value per
	Net Asset Value	Units	Unit

Unitized Series
Series A	$117,796,226	118,078,248	$0.9976
Series F	34,097,853	142,300	239.62
Series G	43,422,844	41,917,818	1.0359
Series I	4,810,073	4,572,817	1.0519
	$200,126,996	164,711,183

Non-unitized Series
BlackRock Principal Protection Plus Ltd.	$3,407,209
Total partners’ capital	$203,534,205

December 31, 2006

			Net Asset
		Number of	Value per
	Net Asset Value	Units	Unit

Unitized Series
Series A	$134,723,235	139,974,357	$0.9625
Series F	35,134,942	152,114	$230.98
Series I	4,718,542	4,713,744	$1.0010
	$174,576,719	144,840,215

Non-unitized Series
BlackRock Futures Investments L.P.	$35,888,599
BlackRock Principal Protection L.P.	8,611,724
BlackRock Principal Protection Plus Ltd.	8,272,303
	$52,772,626

Total partners’ capital	$227,349,345

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

BlackRock has procedures in place intended to control market risk exposure, although there can be no assurance that those procedures will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions, reallocating Partnership assets among Trading Advisors (although typically only as of the end of a month) to address over-concentrations.  While BlackRock does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BlackRock may urge the Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  Except in cases in which it appears that the Trading Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BlackRock’s basic risk control procedures consist simply of the ongoing process of Trading Advisor monitoring, with the market risk controls the responsibility of the Trading Advisors themselves.

Credit Risk

The credit risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions. This is because exchanges typically (but not universally) have clearinghouse arrangements in which margin deposits, a clearing fund and collective credit (in some cases limited in amount, in some cases not) of the members of the clearinghouse are segregated and pledged to support the financial integrity of the contracts traded on the exchange.  Although the clearinghouse guarantees contractual performance to its members, if a clearinghouse member fails, that clearing broker’s customers will have credit exposure to any shortfall of funds in the clearing broker’s customer account.  Thus, if the failure of a customer to satisfy its obligations to a clearing broker were large enough that the clearing broker could not cover the shortfall out of its own funds, the clearing broker would fail and its customers would suffer losses pro rata in the amount of that shortfall.  The Partnership attempts to mitigate clearing broker failure risk by clearing exclusively through large, institutional clearing brokers.

In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Although margin deposits may be required in the over-the-counter markets, those margin deposits are not typically segregated from the counterparty’s general liabilities and are available to all creditors.  Additionally, dealers in the over-the-counter markets typically require that their counterparties post margin but often decline to post margin themselves.

The credit risk associated with counterparty nonperformance and clearing broker failure with respect to over-the-counter and exchange contracts is the net unrealized profit, if any, included in the Statements of Financial Condition as well as the loss of margin collateral posted by the Partnership.

The Partnership, in its normal course of business, uses Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”) as a commodity broker. Pursuant to the brokerage agreement with MLPF&S, to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under equity in commodity futures trading accounts.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109. In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, “Definition of settlement in FASB Interpretation No. 48.” FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan	Feb	Mar	Apr.	May	Jun.
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62

Performance Summary

January 1, 2007 to June 30, 2007

January 1, 2007 to March 31, 2007

The Partnership incurred trading losses for the first quarter despite gains in January.  Each sector posted losses for the quarter with the interest rate sector performing the poorest.

Trading in agricultural commodities contributed to losses despite gains posted mid-quarter.  Slight profits mid-quarter were due to long soybean positions as soybean futures rallied on the speculation of weather problems that may prevent farmers from meeting ethanol demands.  Corn declined sharply the first two days of the year and then rose on renewed speculation that higher energy costs would spur demand for alternative fuels made from the crops.  Late in the quarter corn prices fell after a government survey showed U.S. farmers plan to sow fifteen percent more grain this spring, the most since 1944, and long positions in corn detracted from performance.  Sugar fell on speculation that increasing supplies from India and Brazil will boost a global surplus.

Losses were posted in the currencies sector despite gains early in the quarter.  Profits posted early were due in part to long positions in the sterling/Swiss franc cross, the short Japanese yen versus the U.S. dollar and long Euro to Swiss franc cross.  The yen declined against the U.S. dollar to the lowest in more than four years after a Japanese government report showed a drop in retail sales.  The British pound hit a two year high against the Euro and an eight year high against the Japanese yen on United Kingdom interest rates.  The Japanese yen strengthened against most major currencies mid-quarter as investors liquidated their yen-carry trades.  Additionally, the British pound declined against other major currencies on expectations the European Central Bank will outpace the Bank of England in raising interest rates, making the United Kingdom currency less attractive to hold.  Short exposure in the Swiss franc and long positions in the Canadian dollar and Euro detracted from performance late in the quarter.

Trading in the metals sector also contributed to losses.  Slight profits mid-quarter were due to long nickel and gold positions.  Nickel rallied on speculation that growth in stainless-steel production, which consumes about seventy five percent of the world’s nickel, will squeeze supplies.  Long positions in gold and aluminum and short positions in London copper detracted from performance.  Copper prices declined in January on speculation rising inventories would outpace U.S. demand due to a continued U.S. housing slowdown.  Stockpiles monitored by the London metal exchange rose to the highest since April 2004.  Gold prices tumbled after government reports signaled growth in the U.S. economy, strengthening the U.S. dollar and lessening the appeal of gold.  Copper prices rose for a fourth consecutive month on signs of strong demand for copper.

Trading in stock indices also detracted from performance despite gains early in the quarter.  Long exposures, especially the S&P 500 Index, DAX and Nikkei 225 contributed to gains early in the quarter.  The S&P 500 Index was up in January as U.S. stocks rallied, capping the longest stretch of monthly gains in more than a decade, due to the month’s early decrease in energy prices and continued strong economic data.  The Nikkei 225 was also up in January sending the index to a nine-month high after the Japanese yen weakened against both the U.S. dollar and Euro.  Mid-quarter, equity markets fell sharply.  After a nine percent sell off in China, U.S. stocks plunged, erasing all of the year’s gains.  The Dow Jones Industrial Average experienced the largest declines since the first trading day after September 11, 2001.  Furthermore, United Kingdom stocks experienced the largest declines in more than eight months.  As a result of the losses in the global equity markets, there was a sharp increase in volatility.

Trading in the energy sector also contributed to losses despite gains early in the quarter.  Crude oil surged on speculation that U.S. fuel demand would jump because of increased economic growth and cold weather.  Mid-quarter short crude, short gas oil and long natural gas positions detracted from performance.  Heating oil and natural gas rose as colder than normal temperatures hit the northeast U.S.  Crude oil continued its rally late in the quarter, and crude oil closed at a six-month high, on concern that Iran’s capture of fifteen British sailors and marines increased the likelihood of a disruption of shipments from the Persian Gulf.  Short positions in crude oil, heating oil, and natural gas contributed to losses in the energy sector late in the quarter.

Interest rates were the worst performing sector for the Partnership despite gains early in the quarter.  Short rate positions, primarily in the German bund and U.S. Eurodollars, contributed early in the quarter.  Yields, which move inversely to prices, increased due to upward inflationary pressure from strong payroll data.  Furthermore, U.S. treasuries fell, pushing yields to the highest level since August of 2006, as an industry report suggested the worst of the housing slump may be over.  Short fixed income positions detracted as investors moved in to less risky assets after the sell off in global equities at the end of the month.  Treasuries had the biggest price increase since December 2004 as a result of the move to less risky assets as well.  Bonds declined on heightened concern that inflation could accelerate after the Federal Reserve issued a statement that removed its past bias toward further interest rate increases.

April 1, 2007 to June 30, 2007

The Partnership posted a gain for the second quarter. Interest rates, currencies and stock indices sectors posted solid gains, while there was a slight detraction in agriculture, energy and metals sectors.

The largest gains were posted in the interest rate sector.  Short exposures to the Eurodollar and Euribor Futures, German 5-year and 10-year bonds, and Canadian 10-year bonds positions drove returns as bonds sold off and interest rates increased.  European bonds fell after a report showed unemployment in Germany slid to the lowest in almost six years, reinforcing expectations the European Central Bank will raise interest rates twice more this year.  Forecasts that the Bank of Canada may raise interest rates at its next meeting triggered a sell-off in Canadian bonds.  Domestically, traders reduced expectations that the U.S. Federal Reserve will lower its target for the overnight lending rate following an unexpectedly strong U.S. home sales report. European bonds continued their fall late in the quarter, sending 10-year yields to near the highest since August 2002, after central banks in Europe warned of inflationary risks and the possibility of increased interest rates.  Japanese government bonds had their biggest decline since March 2007 as a rebound of stocks reduced the appeal of fixed income securities.

The currencies sector was the second strongest performer for the Partnership.  The British pound rallied to its highest value since June 1981 as U.K. inflation continued to accelerate leading to the expectation the Bank of England would raise rates in May.  The Japanese yen dropped to a record low against the Euro and declined versus the U.S. dollar.  The Canadian dollar reached a seven-month high after a report predicted increased second quarter production, fueling speculation the Bank of Canada will increase rates.  Foreign exchange positions also contributed heavily towards gains early in the quarter.  The U.S. dollar rebounded mid-quarter from an all time low as reports showed gains in new home sales and manufacturing.  The Canadian dollar continued its climb to reach a 30-year high after a government report showed the economy grew at its fastest pace in almost two years.  The Japanese yen continued its decline and dropped to a record low against the Euro and near its lowest in four years against the U.S. dollar.  Trading in foreign currencies continued to attribute considerably toward gains.

Trading in stock indices also posted gains despite losses late in the quarter. Long equity positions contributed as global indices rallied on strong earnings and continued merger activity.  In particular, the Standard and Poor’s (S&P) 500 Index, NASDAQ, Nikkei, Dow Jones Euro Stoxx, the CAC and the French stock exchange led returns.  Losses late in the quarter detracted from performance on concerns that losses tied to sub prime mortgages would deepen and spread to the overall market.

Trading in agricultural commodities contributed to losses during the quarter despite small gains early in the quarter.  Corn declined in April as drier weather in the Midwest allowed farmers to plant what is expected to be the largest corn harvest since 1944.   Cotton prices declined on large supplies of cotton, benefiting short positions held early in the quarter and then reversed on speculation that rain in Texas, the largest U.S. grower, and dry weather in the Southeast may hinder crop development.  Sugar futures fell after Brazil, the world’s largest producer, predicted a record sugarcane crop, adding to the global surplus of the sweetener.  Late in the quarter cotton rose to a 3-year high after rains disrupted planting in Texas and a rally in grain prices offered higher profits in other crops, such as wheat and soybeans.  Coffee plunged the most since October 2006 as mild temperatures and dry weather eased concern that crops may be damaged in Brazil.  Wheat rose as wet weather stalled harvesting and damaged crops in the southern U.S. and farmers shifted from wheat to oilseeds, which have shorter growing seasons.

Trading in the energy sector posted a loss for the Partnership, despite gains late in the quarter.  Crude declined in April as shipments from Nigeria were not affected by the surge in violence as investors anticipated.  Natural gas advanced on forecasts for above-average temperatures and an unpredictable Atlantic hurricane season.  Speculation was that hot weather would drive demand while hurricanes may potentially disrupt supplies.  Crude oil in New York rose after a government report showed an unexpected decline in U.S. inventories.    Late in the quarter natural gas plunged to a five month low after a weekly government report showed inventories rose more than expected and the outlook for mild temperatures is likely to reduce demand.  Crude oil rose to a nine month high as U. S. refineries increased output of gasoline and other fuels, thus reducing the supply of crude.

The largest losses were posted in the metals sector despite gains early on.  Copper gained as the U.S. dollar declined and long positions attributed to gains early on.  Mid-quarter, gold fell as a gain in the value of the U.S. dollar reduced demand for the precious metal as an alternative investment.  Copper fell to the lowest in seven weeks on speculation that demand may slow in China, the worlds’ biggest consumer of copper.   Aluminum fell late in the quarter and gold continued its decline to a three month low on speculation that investors will seek higher returns form U.S. treasury bonds as yields increase.  Nickel declined on speculation stainless-steel makers will expand their use of alternative raw materials to reduce costs.

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

As part of the Transaction, Merrill Lynch Investment Managers LLC, which is registered with National Futures Association (“NFA”) as a commodity pool operator, was transferred to BlackRock and changed its name to BlackRock Investment Management, LLC.  Immediately prior to the closing of the Transaction, the Registrant’s investment management arrangements were assigned from Merrill Lynch Alternative Investments, LLC (“MLAI”) to Merrill Lynch Investment Managers, LLC.  Therefore, since the closing of the Transaction, the Registrant has been managed by BlackRock Investment Management, LLC which replaced Merrill Lynch Alternative Investments, LLC as the general partner of the Registrant.  The terms of the Registrant’s investment management arrangement, and of an investment in the Registrant, were not otherwise changed as a result of the Transaction.

Other than the Transaction, which is described above, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no pending proceedings to which the Partnership is a party.

Prior to September 29, 2006, the general partner of the Partnership was a wholly-owned subsidiary of Merrill Lynch.  On September 29, 2006, the general partner was acquired by, and is currently an indirect, wholly-owned subsidiary of, BlackRock, Inc. All of the conduct complained of in the Order described below occurred prior to the general partner’s acquisition by BlackRock.  On July 30, 2007, the general partner of the Partnership, as successor to MLIM, consented to the entry of an Order of the Commodity Futures Trading Commission (“CFTC”), which imposed a $ 500,000 civil penalty against MLIM and another wholly-owned subsidiary of Merrill Lynch, MLAI; made findings that for the years 2001 through 2005, MLIM and MLAI failed to distribute to commodity pool participants and file with the National Futures Association certain commodity pools’ annual reports in a timely manner, in violation of CFTC Regulation 4.22(c); and ordered that MLIM and MLAI cease and desist from violations of such regulation.  The civil penalty was paid by Merrill Lynch.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) As of February 1, 2004, the Partnership privately offered two new series of units of limited partnership interest, Series A and I, and reduced brokerage commissions so that Series A and Series I pay “wrap” brokerage commissions of 7.00% and 4.00%, per year, respectively. The continuing units were renamed Series F.  After the close of business on December 31, 2006, two of the Feeder Funds were merged into Global Horizons.   As a result of this merger, the Partnership issued a new series of units (Series G) to persons who at that time were investors in these Feeder Funds.  Series F and Series G pay “wrap” brokerage commissions of 7.00% per year.

(d) None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

It is currently anticipated that, beginning in October 2007, the fee structure of the Partnership will change.  Currently, each Series is charged a flat “wrap” fee that includes administrative, brokerage, clearing and other operating expenses.  Under the proposed fee structure, such fees and expenses will no longer be charged as a flat wrap fee but will be unbundled, and actual fees and expenses will be borne by the Series.  In addition, it is anticipated that each Series will be charged a fixed rate sponsor’s fee and that investors who purchased units through selling agents will be charged distribution fees of up to 3%.  The anticipated revised fee structure may result in higher net fees and expenses, however, the General Partner expects that the new fee structure will not materially change the net fees and expenses experienced by investors and may in fact result in lower net fees and expenses.

Item 5.a. Recent Sale of Unregistered Equity Securities

The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Series of Units was FAM Distributors, a wholly owned subsidiary of Merrill Lynch and an affiliate of BlackRock.

	SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-06	$ 2,054,974	2,218,236	$ 0.9264	Jan-06	$ 24,754	26,376	$ 0.9385
Feb-06	1,639,979	1,734,693	0.9454	Feb-06	9,999	10,416	0.9600
Mar-06	1,389,984	1,479,966	0.9392	Mar-06	49,508	51,781	0.9561
Apr-06	1,779,990	1,863,669	0.9551	Apr-06	9,999	10,263	0.9743
May-06	1,674,990	1,699,635	0.9855	May-06	148,525	147,478	1.0071
Jun-06	3,534,972	3,598,668	0.9823	Jun-06	—	—	1.0063
Jul-06	2,114,983	2,163,887	0.9774	Jul-06	—	—	1.0040
Aug-06	834,991	871,962	0.9576	Aug-06	—	—	0.9895
Sep-06	1,004,986	1,073,015	0.9366	Sep-06	15,000	15,497	0.9679
Oct-06	769,997	825,823	0.9324	Oct-06	—	—	0.9667
Nov-06	1,129,989	1,186,091	0.9527	Nov-06	—	—	0.9881
Dec-06	1,409,983	1,476,731	0.9548	Dec-06	9,901	9,985	0.9916
Jan-07	914,992	950,641	0.9625	Jan-07	—	—	1.0010
Feb-07	569,990	583,289	0.9772	Feb-07	—	—	1.0187
Mar-07	434,991	457,933	0.9499	Mar-07	—	—	0.9929
Apr-07	834,995	909,482	0.9181	Apr-07	—	—	0.9616
May-07	214,995	226,884	0.9476	May-07	—	—	0.9951
Jun-07	30,000	30,621	0.9797	Jun-07	—	—	1.0307

Item 6.    Exhibits.

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

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 14, 2007	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 14, 2007	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)