Form 10-Q
period 2007-09-30
BLACK ROCK GLOBAL HORIZONS LP
filed 2007-11-14
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $12,826,714 and $42,150,062)	$181,237,274	$226,593,453
Net unrealized profit on open contracts	5,772,420	7,016,571
Accrued interest and other assets	754,255	1,002,444

TOTAL ASSETS	$187,763,949	$234,612,468

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Redemptions payable	$3,224,640	$4,865,452
Distribution fees payable	449,388	—
Trading Advisor’s management fees payable	251,610	—
Profit Shares payable	204,625	1,000,416
Clearing costs payable	179,459	—
Sponsor fees payable	119,405	—
Administrator fees payable	69,865	—
Professional fees payable	27,083	—
Brokerage commissions payable	—	1,350,630
Administrative fees payable	—	46,625
Other fees payable	30,418	—

Total liabilities	4,556,493	7,263,123

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 1,714,481 Units)	2,477,527	2,041,990
Limited Partners - Unitized (153,884,861 and 143,125,734 Units)	177,530,871	172,534,729
Limited Partners - Non-unitized	3,199,058	52,772,626

Total partners’ capital	183,207,456	227,349,345

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$187,763,949	$234,612,468

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
TRADING PROFITS (LOSSES):

Realized	$(11,808,879)	$(10,140,656)	$1,335,156	$10,568,802
Change in unrealized	703,763	(274,252)	(1,244,151)	(1,221,021)

Total trading profits (losses)	(11,105,116)	(10,414,908)	91,005	9,347,781

INVESTMENT INCOME:
Interest	2,337,352	3,201,298	7,645,483	9,237,881

EXPENSES:
Brokerage commissions	2,249,544	4,383,142	9,623,405	13,587,476
Sponsor fee	190,559	—	190,559	—
Distribution fees	449,388	—	449,388	—
Clearing costs	179,459	—	179,459	—
Trading Advisor’s management fees	251,610	—	251,610	—
Professional fees	27,083	—	27,083	—
Profit Shares	(748,719)	64,584	915,232	2,115,241
Administrative fees	80,721	152,697	344,493	472,644
Administrator fees	69,865	—	69,865	—
Other	6,978	—	6,978	—
Total expenses before waiver	2,756,488	4,600,423	12,058,072	16,175,361
Sponsor’s fee waiver	(71,154)	—	(71,154)	—
Total expenses	2,685,334	4,600,423	11,986,918	16,175,361

NET INVESTMENT LOSS	(347,982)	(1,399,125)	(4,341,435)	(6,937,480)
NET INCOME (LOSS)	$(11,453,098)	$(11,814,033)	$(4,250,430)	$2,410,301

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	116,067,900	150,852,753	127,757,560	156,173,711
Series F	141,019	162,396	145,439	167,955
Series G	41,405,106	n/a	42,779,076	n/a
Series I	4,537,254	9,502,375	4,615,530	8,987,518

Net income (loss) per weighted average General Partner and Limited Partner Unit*
Series A	$(0.0575)	$(0.0460)	$(0.0186)	$0.0097
Series F	$(13.65)	$(11.05)	$(4.86)	$2.34
Series G	$(0.0583)	n/a	$(0.0214)	n/a
Series I	$(0.0513)	$(0.0380)	$0.0009	$0.0217

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income (loss) allocated to non-unitized interests.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-unitized	Total

PARTNERS’ CAPITAL, December 31, 2005	177,514,593	$2,297,491	$201,750,316	$64,538,060	$268,585,867

Additions	16,965,542	—	16,287,633	713,221	17,000,854

Net income	—	22,719	2,077,219	310,363	2,410,301

Conversion (Note 1)	(24,826)	—	—	—	—

Redemptions	(35,804,976)	(342,616)	(38,234,695)	(12,449,660)	(51,026,971)

PARTNERS’ CAPITAL, September 30, 2006	158,650,333	$1,977,594	$181,880,473	$53,111,984	$236,970,051

PARTNERS’ CAPITAL, December 31, 2006	144,840,215	$2,041,990	$172,534,729	$52,772,626	$227,349,345

Combination	44,500,323	488,774	44,011,549	(44,500,323)	—

Additions	3,761,176	—	3,592,742	—	3,592,742

Net loss	—	(53,237)	(3,942,143)	(255,050)	(4,250,430)

Redemptions	(37,013,598)	—	(38,666,006)	(4,818,195)	(43,484,201)

PARTNERS’ CAPITAL, September 30, 2007	156,088,116	$2,477,527	$177,530,871	$3,199,058	$183,207,456

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements as of and for the periods ended September 30, 2007 and September 30, 2006 are unaudited. However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of September 30, 2007 and 2006, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (the “Form 10-K”).

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

As of September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (“BlackRock”or the “General Partner”). The former general partner was Merrill Lynch Alternative Investments (“MLAI”). Until September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). On September 29, 2006 Merrill Lynch and BlackRock, Inc. merged the asset management businesses of MLIM and BlackRock Inc. to create a new independent asset management company. This resulted in BlackRock becoming the general partner of the Partnership. At the same time, the Partnership’s name was changed from Global Horizons I L.P. to BlackRock Global Horizons I L.P. No changes were made to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.

Effective after the close of business on December 31, 2006, two investors in the Partnership, BlackRock Futures Investments L.P. and BlackRock Principal Protection L.P. (the “Feeder Funds”), were merged into the Partnership in a tax-free reorganization. In exchange for their holdings in the Feeder Funds, investors in the Feeder Funds received new Series G Units of the Partnership, with an initial Net Asset Value per Unit of $1.00. The aggregate value of new Series G Units issued to the Feeder Funds was equal to the December 31, 2006 Net Asset Values of the Feeder Funds. Issuance of the new Series G Units had no adverse economic effect on investors in the Partnership or either of the Feeder Funds.

Prior to September 1, 2007, the Partnership paid brokerage commissions at the following monthly rates: Series A, F and G paid a 7.00% annual rate and Series I paid a 4.00% annual rate. In addition, the Partnership paid an administrative fee of 0.25% annually.

Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses. The new structure includes the following expenses:  Series A, F and

G pay sponsor’s fees at an annual rate of 1.25% and Series I pays sponsor’s fees at a rate of 1.00%. Series A, F and G pay distribution fees of 3.00%. Each Series pays management fees to the Trading Advisors ranging from 1.00% to 3.00% annually of that Series month-end net assets allocated to each individual Trading Advisor and profit shares ranging from 17% to 23%. Such fees are based upon agreements between each Trading Advisor and the Partnership. Actual operating costs incurred are also charged to each Series pro-rata.

In addition, BlackRock will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor’s profit shares (such fees and expenses, exclusive of the Trading Advisor’s incentive fees, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Fund’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”). Because the Institutional Series Units are not subject to the 3.0% distribution fee, the Expense Cap for such Institutional Series Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units. The Expense Cap works as follows: On each Regularly Scheduled Calculation Date BlackRock will waive that portion of the sponsor’s fee that would otherwise be payable to the BlackRock that is necessary to reduce the Capped Expenses until they equal the Expense Cap. If the waiver of the sponsor’s fee is not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BlackRock will pay those Capped Expenses necessary so that Capped Expenses do not exceed the Expense Cap. However, if on any Regularly Scheduled Calculation Date Capped Expenses are less than the Expense Cap, the difference will be used to reimburse BlackRock for any sponsor’s fees that were waived or any Capped Expenses paid by BlackRock on preceding Calculation Dates in the same calendar year. Any such amounts may not be used to reimburse BlackRock for any sponsor’s fees that were waived or any Capped Expenses paid by BlackRock in preceding calendar years.

The Partnership accrues and pays commodity brokerage commissions and clearing fees at market rates.

The Partnership pays all ongoing offering costs relating to the Units and also pays all of its operating costs (including legal, accounting, printing, postage and similar administrative expenses as well as any extraordinary expenses it may incur).

2.               NET ASSET VALUE PER UNIT

At September 30, 2007 and December 31, 2006, the Net Asset Values of the different series of Units were:

September 30, 2007

Unitized Series

			Net Asset
		Number of	Value per
	Net Asset Value	Units	Unit

Series A	$104,568,933	111,106,157	$0.9412
Series F	31,474,483	139,215	$226.09
Series G	39,727,152	40,607,672	$0.9783
Series I	4,237,830	4,235,072	$1.0007
	$180,008,398	156,088,116

Non-unitized Series

BlackRock Principal Protection Plus Ltd.	$3,199,058

Total partners’ capital	$183,207,456

December 31, 2006

Unitized Series

			Net Asset
		Number of	Value per
	Net Asset Value	Units	Unit

Series A	$134,723,235	139,974,357	$0.9625
Series F	35,134,942	152,114	$230.98
Series I	4,718,542	4,713,744	$1.0010
	$174,576,719	144,840,215

Non-unitized Series

BlackRock Futures Investments L.P.	$35,888,599
BlackRock Principal Protection L.P.	8,611,724
BlackRock Principal Protection Plus Ltd.	8,272,303
$52,772,626

Total partners’ capital	$227,349,345

3.                         FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks which cannot all be presented in the financial statements. The following summarizes some of those risks.

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

BlackRock has procedures in place designed to control market risk exposure, although there can be no assurance that those procedures will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Trading Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions and reallocating Partnership assets among Trading Advisors (although typically only as of the end of a month) to address over-concentrations. While BlackRock does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BlackRock may urge the Trading Advisors to reallocate positions in an attempt to avoid over-concentrations. Except in cases in which it appears that the Trading Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BlackRock’s basic risk control procedures consist simply of the ongoing process of Trading Advisor monitoring, with the market risk controls the responsibility of the Trading Advisors themselves.

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

4.               RECENT ACCOUNTING PRONOUNCEMENT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40	$229.73	$224.58	$223.58
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09

Performance Summary

January 1, 2007 to September 30, 2007

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

Trading in stock indices also detracted from performance despite gains early in the quarter. Long exposures, especially the Standard and Poor’s 500 Index (“S&P”), DAX and Nikkei 225, contributed to gains early in the quarter. The S&P 500 Index was up in January as U.S. stocks rallied, capping the longest stretch of monthly gains in more than a decade, due to the month’s early decrease in energy prices and continued strong economic data. The Nikkei 225 was also up in January sending the index to a nine-month high after the Japanese yen weakened against both the U.S. dollar and Euro. Mid-quarter, equity markets fell sharply. After a nine percent sell off in China, U.S. stocks plunged, erasing all of the year’s gains. The Dow Jones Industrial Average experienced the largest declines since the first trading day after September 11, 2001. Furthermore, United Kingdom stocks experienced the largest declines in more than eight months. As a result of the losses in the global equity markets, there was a sharp increase in volatility.

Trading in the energy sector also contributed to losses despite gains early in the quarter. Crude oil surged on speculation that U.S. fuel demand would jump because of increased economic growth and cold weather. Mid-quarter short crude, short gas oil and long natural gas positions detracted from performance. Heating oil and natural gas rose as colder than normal temperatures hit the northeast U.S. Crude oil continued its rally late in the quarter and closed at a six-month high, on concern that Iran’s capture of fifteen British sailors and marines increased the likelihood of a disruption of shipments from the Persian Gulf. Short positions in crude oil, heating oil, and natural gas contributed to losses in the energy sector late in the quarter.

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

April 1, 2007 to June 30, 2007

The Partnership posted a gain for the second quarter. Interest rates, currencies and stock indices sectors posted solid gains while there was a slight detraction in agriculture, energy and metals sectors.

The largest gains were posted in the interest rate sector. Short exposures to the Eurodollar and Euribor Futures, German 5-year and 10-year bonds, and Canadian 10-year bonds positions drove returns as bonds sold off and interest rates increased. European bonds fell after a report showed unemployment in Germany slid to the lowest in almost six years, reinforcing expectations the European Central Bank will raise interest rates twice more this year. Forecasts that the Bank of Canada may raise interest rates at its next meeting triggered a sell-off in Canadian bonds. Domestically, traders reduced expectations that the U.S. Federal Reserve will lower its target for the overnight lending rate following an unexpectedly strong U.S. home sales report. European bonds continued their fall late in the quarter, sending 10-year yields close to the highest level since August 2002 after central banks in Europe warned of inflationary risks and the possibility of increased interest rates. Japanese government bonds had their biggest decline since March 2007 as a rebound of stocks reduced the appeal of fixed income securities.

The currencies sector was the second strongest performer for the Partnership. The British pound rallied to its highest value since June 1981 as U.K. inflation continued to accelerate leading to the expectation the Bank of England would raise rates in May. The Japanese yen dropped to a record low against the Euro and declined against the U.S. dollar. The Canadian dollar reached a seven-month high after a report predicted increased second quarter production, fueling speculation the Bank of Canada will increase rates. Foreign exchange positions also contributed heavily towards gains early in the quarter. The U.S. dollar rebounded mid-quarter from an all time low as reports showed gains in new home sales and manufacturing. The Canadian dollar continued its climb to reach a 30-year high after a government report showed the economy grew at its fastest pace in almost two years. The Japanese yen continued its decline and dropped to a record low against the Euro and near its lowest in four years against the U.S. dollar. Trading in foreign currencies continued to attribute considerably toward gains.

Trading in stock indices also posted gains despite losses late in the quarter. Long equity positions contributed as global indices rallied on strong earnings and continued merger activity. In particular, the S&P, NASDAQ, Nikkei, Dow Jones Euro Stoxx, the CAC and the French stock exchange led returns. Losses late in the quarter detracted from performance on concerns that losses tied to sub prime mortgages would deepen and spread to the overall market.

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

July 1, 2007 to September 30, 2007

The Partnership posted a loss for the third quarter. Slight gains in the energy and agricultural sectors were not enough to offset large gains posted in the metals, currencies, interest rate and stock indices sectors.

The energy sector posted gains despite considerable losses mid-quarter. Natural gas reached the lowest since December 2006 as mild temperatures and high inventories reduced demand. Crude oil climbed to a record close on speculation that demand will outpace supplies. Crude oil continued to rise after the U.S. dollar fell to a record low against the Euro, boosting the appeal of commodities as alternative investments. Long positions in crude oil and gas contributed to gains. During the month of September, crude oil returned 10.29%.

Trading in agricultural commodities also contributed to performance despite losses early in the quarter. Soybeans declined during July on speculation U.S. processors were shunning reserves in anticipation of cheaper supplies when a new crop is harvested in September. Coffee posted positive returns in July on speculation that a crop damaging frost may develop in Brazil, the world’s largest producer of coffee. Cocoa declined and posted the biggest weekly drop in a year during July on speculation that the main crop in Ivory Coast, the top producer, may be shipped earlier than usual because of favorable weather. Long wheat and soybean positions contributed to profits mid-quarter as wheat rose, extending a rally that began in March, on signs dry weather may hurt production, further reducing world supplies expected to be the lowest in 26 years. Soybeans also rose on speculation weather may damage crops in the U.S., the world’s biggest exporter. Sugar fell on speculation India and Brazil, the world’s two largest producers, will grow more sugarcane to meet rising ethanol demand and increase the existing sugar surplus. Wheat and soybeans continued to rise late in the quarter. Wheat rose after the U.S. government reported production and supplies below expectations, further reducing global inventories. Soybeans rose above $10 a bushel for the first time in three years on increased demand from the U.S., the world’s largest producer and exporter.

Trading in the metals sector detracted slightly from performance. Long copper and zinc positions contributed early in the quarter as copper rose on speculation that a weaker dollar would encourage buyers holding other currencies to purchase the metal. Zinc gained during July as inventories of the metal have slumped 24% this year, the lowest in 16 years. Gold and silver rose as the dollar’s decline against the Euro boosted the appeal of precious metals as an alternative investment. Gold continued to rise late in the quarter, extending a rally to the highest price since January 1980, as the declining value of the U.S. dollar and surging energy costs boosted the appeal of the metal. Copper rose as a weaker U.S. dollar increased demand from international buyers.

Trading in the currencies sector contributed to losses despite gains late in the quarter. Short positions in the Japanese yen and the Swiss franc versus U.S. dollar positions detracted from performance. The Japanese yen declined as the rebound in U.S. stocks encouraged investors to borrow in Japan’s currency to buy higher yielding assets elsewhere. The Japanese yen later strengthened on concern that losses from U.S. mortgages will prompt investors to cut riskier investments funded by loans in Japan. The Swiss franc also advanced the last week of July as speculation of widening losses on bonds backed by sub-prime mortgages prompted investors to unwind carry trades. Long British pound versus the U.S. dollar exposure mitigated a portion of the sector’s losses. The British pound rose against the U.S. dollar as traders increased bets the Bank of England will lift interest rates again before year end. Large losses were posted mid-quarter partially due to long Australian dollar, long Euro, long British pound and short Japanese yen versus U.S. dollar positions. One of the trading advisors liquidated its entire portfolio in August when drawdown limits were breached and will reinvest when the market stabilizes, as measured by internal metrics and once model portfolio performance shows positive performance. The Japanese yen gained versus the U.S. dollar as losses in sub-prime mortgages weakened global credit markets, prompting investors to sell risky assets funded by loans in Japan. Remarkably, the currencies sector was the best performer in September. Long Euro, Swiss franc, Australian dollar and Canadian dollar positions versus the U.S. dollar contributed to performance as the U.S. dollar declined against most major currencies. The U.S. dollar fell to a record low against the Euro as slowing inflation increased speculation that the U.S. Federal Reserve would cut borrowing costs a second time this year. The Australian dollar headed for the biggest monthly gain in over 20 years as overseas funds sought the higher yields of U.S. bonds on expectation the U.S. Federal Reserve will continue cutting interest rates.

Trading in interest rates posted losses throughout the quarter. Short positions to global fixed income markets detracted from performance. Short Eurodollars detracted as rates declined during July. European government bonds rose, pushing 10-year yields to the lowest level in more than two months, as the risk of owning corporate debt soared. Contributing slightly to the losses were long U.S. treasuries positions as turmoil in mortgage and corporate debt and equities drove investors from riskier assets. Short Australian bonds and short Eurodollars positions continued to detract from performance late in the quarter. Further detracting was dynamically trading German bunds and U.S. treasuries. German bunds touched a six-week low the final week of the month after reports showed high money supply.

Trading in stock indices posted the largest losses for the Partnership. Long exposures to the S&P, Nikkei, Dow Jones Eurostoxx, and German DAX detracted from performance. The S&P had it biggest decline in July. U.S. stocks plunged on concern that the boom in takeovers is ending and concern that sub-prime lending would broadly affect financials. Japanese stocks tumbled the most in more than four months on concern that a worsening U.S. housing slump would slow economic growth and prompt investors to sell equities. The decline continued into July amid continued sub-prime and liquidity concerns. However, the U.S. Federal Reserve decision to cut the discount rate on July 17th resulted in a rebound in global equities so that many indices finished positive for the month of July. Short Hang Seng exposures detracted as the Hang Seng Index rose to above the 24,000 level for the first time. Late in the quarter long positions in the TOPIX, Dow Jones Eurostoxx, and German DAX contributed to performance slightly. The U.S. stock market rose to its highest since July as investors speculated a drop in new home sales will give the U.S. Federal Reserve more reason to lower interest rates.

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

Trading in stock indices also posted gains throughout the quarter. Strong domestic and international markets contributed to performance. The increased volatility in the European markets provided increased opportunities for short-term trend followers. The Partnership continued to maintain a long bias to global equities. Japanese and European exposures led performance as markets rallied, while U.S. exposures slightly detracted from performance.

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

The currencies sector was the sector with the weakest performance for the Partnership, despite small gains early in the quarter. Foreign exchange contributed positively to the Partnership as the U.S. dollar weakened throughout the month due to the continuation of December’s carry trade reversal and the continued expectation for the slowdown of interest rate hikes by the U.S. Federal Reserve. Contributing to performance were long Canadian dollar and British pound positions, while detracting from performance were positions in the Euro and Swiss franc. Long positions in the Mexican peso and short Euro positions contributed to performance as well. Foreign exchange detracted due to strong reversals in March. Long exposures to the Mexican peso, Japanese yen, Canadian dollar and the British pound during the choppy market conditions all contributed to losses.

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

Trading in the stock indices sector contributed to losses despite small gains at the open of the quarter. Throughout the quarter, global equity volatility remained high, driven by a pending Federal Open Market Committee (FOMC) decision that occurred late in the quarter. Long equity positions, primarily exposures to the Australian and U.S. markets, profited as markets rallied early in the quarter. These gains were later taken back as the markets declined sharply when it became apparent that additional U.S. rate hikes would occur. Losses continued as managers reduced their long positions as global markets sold off.

The agricultural commodities sector had losses throughout the quarter. Short positions to cotton profited as prices sold off. However, small losses occurred across other markets due to choppy conditions. Exposures to corn, cattle, and sugar added losses. Long positions to corn and wheat declined as prices sold off based on weather and harvest expectations.

July 1, 2006 to September 30, 2006

The Partnership posted a trading loss for the third quarter. There were slight gains trading in the stock indices sector, however there were losses posted in the metals, agriculture, currencies, energy, and interest rates sectors.

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

Trading in agricultural commodities also posted a loss for the Partnership due to early losses which tapered off by quarter end. Cocoa detracted from performance as it retreated from its upward trend and reversed significantly as market participants thought recent highs were based merely on speculative buying rather than on supply and demand conditions. U.S. soybean and corn crops improved as rains relieved stress caused by weeks of dry weather. These gains were mitigated through short positions in hogs and cattle and long exposures to the grain complex. Later in the quarter the sector was essentially flat as losses in a short corn position were offset by profits from a short sugar trade. Corn and soybean prices rose over 13% for the month of September, the most since December 2005, due to rainy weather in the U.S. Midwest. Sugar, the best-performing commodity in 2005, has dropped 44% since February 3rd as production expands in Brazil and India, the world’s biggest cane growers.

The currencies sector posted a loss for the quarter. Slower growth reversed the chance of a rate hike in the U.S., which negatively impacted the U.S. dollar. Long positions to the Japanese yen and Canadian dollar detracted. A short position in the British pound was the worst performer as the British pound touched a 14th month high versus the Euro on anticipation the interest rate gap between the U.K. and the Euro region will widen. The British pound also gained against the U.S. dollar on speculation the interest-rate gap between Britain and the United States will narrow.

Trading in the energy sector contributed further losses to the Partnership. Crude oil futures rose sharply early in the quarter under the fear that fighting would spread throughout the Middle East, but later sold-off causing small losses. Natural gas also rallied early as demand for electricity spiked during the heat wave in the United States. Losses were later incurred as both crude oil and natural gas reversed the strengthening trend that existed earlier. Crude oil was down due to the end of the driving season and decreased tensions with Iran. Natural gas plummeted as mild weather reduced demand for the fuel from power generators. Nearing quarter end, the sector losses continued through long positions to crude oil and gas oil. Crude oil declined on concerns that supplies increased and signs that the standoff with Iran over its nuclear program may be nearing resolution.

The interest rates sector was the worst performing sector with losses throughout the quarter. The beginning of the quarter proved to be a difficult environment for the Partnership as speculation over the U.S. interest rate policy and geopolitical events created an environment of heightened volatility and a reversal of some larger long-term trends. Fixed income markets rallied on expectations that further rate hikes would be put on hold as the U.S. economy slowed. This reversed the downward trend in the sector, resulting in losses through exposure to global interest rates. Treasury yields declined on speculation that the U.S. Federal Reserves’ previous rate increases will prove so damaging to the housing market that the economic growth will slow more sharply than expected. Poor performance was also seen through short positions to the U.S. 5-year and 10-year notes and to the 30-year treasury bond.

Bridgewater, one of the Trading Advisors, was removed from Global Horizons as of September 20, 2006. Bridgewater has recently started an initiative to close the majority of its managed accounts in order to remain less transparent to the marketplace. Bridgewater was replaced with Cornerstone Quantitative Investment Group’s International Value and Real Commodity Analysis program. The program utilizes a systematic approach to trading both financial and physical futures markets. Multiple fundamental factors are used to forecast a market’s expected return, which determines a market’s long or short exposure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk since the Partnership’s
Form 10-K.

Item 4. Controls and Procedures

BlackRock, the general partner of BlackRock Global Horizons I L.P., with the participation of the Partnership’s Principal Executive Officer and the Chief Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

There are no pending proceedings to which the Partnership or BlackRock is a party.

Prior to September 29, 2006, the General Partner was a wholly-owned subsidiary of Merrill Lynch. On September 29, 2006, the General Partner was acquired by, and is currently an indirect, wholly-owned subsidiary of, BlackRock, Inc. All of the conduct complained of in the Order described below occurred prior to the General Partner’s acquisition by BlackRock. On July 30, 2007, the General Partner of the Partnership, as successor to MLIM, consented to the entry of an order (the “Order”) of the Commodity Futures Trading Commission (“CFTC”) which imposed a $500,000 civil penalty against MLIM and MLAI, another wholly-owned subsidiary of Merrill Lynch. The Order found that for the years 2001 through 2005, MLIM and MLAI failed to distribute to commodity pool participants and file with the National Futures Association certain commodity pools’ annual reports in a timely manner in violation of CFTC Regulation 4.22(c). It was ordered that MLIM and MLAI cease and desist from violations of such regulation. The civil penalty was entirely paid by Merrill Lynch.

Item 1A. Risk Factors

 None.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Series of Units was FAM Distributors, a wholly-owned subsidiary of Merrill Lynch and an affiliate of BlackRock.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-06	$2,054,974	2,218,236	$0.9264
Feb-06	1,639,979	1,734,693	0.9454
Mar-06	1,389,984	1,479,966	0.9392
Apr-06	1,779,990	1,863,669	0.9551
May-06	1,674,990	1,699,635	0.9855
Jun-06	3,534,972	3,598,668	0.9823
Jul-06	2,114,983	2,163,887	0.9774
Aug-06	834,991	871,962	0.9576
Sep-06	1,004,986	1,073,015	0.9366
Oct-06	769,997	825,823	0.9324
Nov-06	1,129,989	1,186,091	0.9527
Dec-06	1,409,983	1,476,731	0.9548
Jan-07	914,992	950,641	0.9625
Feb-07	569,990	583,289	0.9772
Mar-07	434,991	457,933	0.9499
Apr-07	834,995	909,482	0.9181
May-07	214,995	226,884	0.9476
Jun-07	30,000	30,621	0.9797
Jul-07	374,998	375,900	0.9976
Aug-07	175,000	179,616	0.9743
Sep-07	39,999	44,027	0.9085

SERIES I

	Subscription
	Amount	Units	NAV
Jan-06	$24,754	26,376	$0.9385
Feb-06	9,999	10,416	0.9600
Mar-06	49,508	51,781	0.9561
Apr-06	9,999	10,263	0.9743
May-06	148,525	147,478	1.0071
Jun-06	—	—	1.0063
Jul-06	—	—	1.0040
Aug-06	—	—	0.9895
Sep-06	15,000	15,497	0.9679
Oct-06	—	—	0.9667
Nov-06	—	—	0.9881
Dec-06	9,901	9,985	0.9916
Jan-07	—	—	1.0010
Feb-07	—	—	1.0187
Mar-07	—	—	0.9929
Apr-07	—	—	0.9616
May-07	—	—	0.9951
Jun-07	—	—	1.0307
Jul-07	—	—	1.0519
Aug-07	—	—	1.0302
Sep-07	—	—	0.9634

(c) As of February 1, 2004, the Partnership privately offered two new series of units of limited partnership interest, Series A and I, and reduced brokerage commissions so that Series A and Series I pay “wrap” brokerage commissions of 7.00% and 4.00%, per year, respectively. The continuing units were renamed Series F. After the close of business as of December 31, 2006, two of the Feeder Funds were merged into Global Horizons. As a result of this merger, the Partnership issued a new series of units (Series G) to persons who at that time were investors in these Feeder Funds. Series F and Series G pay “wrap” brokerage commissions of 7.00% per year. As of September 1, 2007 the Partnership unbundled the fees and the Series no longer pay “wrap” fee rates. The Series pay actual commodity brokerage commissions and clearing rates to the clearing brokers at market rates.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

Beginning October 1, 2007, the Partnership added Calyon Financial as a clearing broker. Calyon Financial is one of the world’s leading brokers of options and futures and provides its institutional clients direct access to all major futures and options markets. Calyon Financial is based in Chicago and has offices in the world’s 13 largest financial markets, ensuring clients’ access to more than 60 individual markets in Europe, the Americas and Asia.

Item 6.             Exhibits

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

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 14, 2007	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 14, 2007	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)