Form 10-K
period 2007-12-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2008-03-28
CIK 904918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2008, limited partnership units with an aggregate value of $166,266,507 were outstanding.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2007 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1:   Business

(a)                                  General Development of Business:

BlackRock Global Horizons I L.P. (the  “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994.  The Partnership trades in the international futures and forward markets under the direction of multiple independent professional advisors (the “Trading Advisors”) applying proprietary strategies. The Partnership’s objective is to achieve, through speculative trading, substantial capital appreciation over time.

(b)                                 Amendments to Charter Documents/Name Change:

On September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”). The former general partner was Merrill Lynch Alternative Investments (“MLAI”).  Prior to September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  On September 29, 2006 Merrill Lynch and BlackRock merged the asset management businesses of MLIM and BlackRock to create a new combined asset management company. Merrill Lynch retained significant ownership interest in the combined company.  This resulted in BRIM becoming the General Partner.  In addition, the Partnership’s name was changed from Global Horizons I L.P. to BlackRock Global Horizons I L.P.  Previously, on January 15, 2005, the Partnership changed its name from ML Global Horizons L.P. to Global Horizons I L.P.  No changes have occurred to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.  All references in the notes to financial statements to “BlackRock” are to MLAI prior to September 29, 2006.

When the Partnership is offering its units of limited partnership interest (“Units”), it receives and processes subscriptions on a continuous basis throughout each month.  Investors whose subscriptions are accepted during a month are admitted to the Partnership as limited partners (each a “Limited Partner”) as of the beginning of the immediately following month, acquiring Units at the net asset value (“Net Asset Value”) per Unit as of the date of admission.  Investors’ customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately ten calendar days of the issuance of the Units.

As of February 1, 2004, the Partnership privately offered two new series of units of Units, Series A and Series I.  The continuing units were renamed Series F.  As of January 2, 2005, the Partnership created three “non-unitized” series of Units.  These series were invested in by other investment partnerships which BRIM served as the general partner.

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

Prior to September 1, 2007, the Partnership’s operating expenses were paid by the General Partner.  Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.

As of December 31, 2007, BlackRock began the formal liquidation of Principal Protection Ltd., the last remaining “non-unitized series” investor in the Partnership.

As of December 31, 2007, the capitalization of the Partnership was $163,727,870, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $236.19.

Through December 31, 2007, the highest month-end Net Asset Value of Series F Units was $245.80 (February 29, 2004) and the lowest was $97.36 (February 28, 1994).

(c)                                  Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.  See Item 15 — “Exhibits and Financial Statement Schedules”.

(d)                                 Narrative Description of Business:

General

The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

The Partnership’s assets are allocated and reallocated by BRIM to Trading Advisors who apply proprietary trading strategies in numerous markets.

BRIM may, from time to time, direct certain individual Trading Advisors to manage their respective Partnership accounts as if they were managing more equity than the actual capital allocated to them.

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

Use of Proceeds and Interest

Subscription Proceeds.

BRIM pays from its own funds the selling commissions relating to the sale of the Units.  Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading.  In such trading, the Partnership’s assets are used as security for and to pay the Partnership’s trading losses, as well as any expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Trading Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership.  While being used for this purpose, the Partnership’s assets are also generally available to earn interest, as more fully described below.  The most recent continuous offering of Units began effective February 1, 2004.

Market Sectors.

The Partnership trades in a diversified group of markets under the direction of multiple independent Trading Advisors.  These Trading Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors.  There is no restriction on the commodity interests, that may be traded by any Trading Advisor or the frequency with which a Trading Advisor may alter its market sector allocations.

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

Custody of Assets.

Substantially all of the Partnership’s assets are currently held in customer accounts at Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”), NewEdge Financial, Inc. (“NewEdge”(formerly known as Calyon Financial Inc.)) or PFPC Trust Company (“PFPC Trust”).  MLPF&S and PFPC Trust are affiliates of the General Partner.

Interest Paid on the Partnership’s U.S. Dollar and Non-U.S. Dollar Assets.

On assets held in U.S. dollars, MLPF&S credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate.   On assets held in U.S. dollars, NewEdge credits the Partnership with interest at 98% of the prevailing 91-day U.S. Treasury bill rate.  The Partnership is credited with interest on any of its assets and net gains actually held by MLPF&S or NewEdge in non-U.S. dollar currencies at a prevailing local rate received by MLPF&S or NewEdge.  MLPF&S or NewEdge may derive certain economic benefit, in excess of the interest which MLPF&S or NewEdge pays to the Partnership, from possession of such assets.

MLPF&S charges the Partnership MLPF&S’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions.

Assets held at PFPC Trust earn interest at money market interest rates.

Charges

The following table summarizes the charges incurred by the Partnership during 2007, 2006 and 2005.

	2007		2006		2005
		% of Average		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets	Amount	Net Assets	Amount	Net Assets
Brokerage
Commissions	$9,623,405	4.97%	$17,712,085	7.06%	$17,973,653	6.65%
Profit Shares	2,761,529	1.43%	2,783,961	1.11%	1,266,141	0.47%
Distribution fees	1,766,803	0.91%	—	—	—	—
Trading Advisor's management fees	897,433	0.46%	—	—	—	—
Sponsor fees	641,684	0.33%	—	—	—	—
Administrative Fees	344,493	0.18%	615,580	0.24%	622,238	0.23%
Administrator fees	279,460	0.14%	—	—	—	—
Professional fees	108,332	0.06%	—	—	—	—
Other	86,153	0.04%	—	—	—	—
Total	$16,509,292	8.52%	$21,111,626	8.41%	$19,862,032	7.35%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived  from the deposit of certain of the Partnership’s U.S. dollar available assets maintained at MLPF&S and NewEdge.

The Partnership’s average month-end Net Assets during 2007, 2006 and 2005 equaled $193,436,908, $250,940,436, and $270,409,956 respectively.

During 2007, 2006 and 2005, the Partnership earned $9,194,631, $12,178,428 and $8,910,897, respectively, in interest income, or approximately 4.75%, 4.85% and 3.30%, respectively, of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Clearing Costs / Brokerage Commissions

Effective September 1, 2007, MLPF&S is paid their actual commodity brokerage commissions and clearing fees at market rates. Prior to September 1, 2007, the flat monthly brokerage commission rate for Series F was 0.583 of 1% (a 7.00% annual rate), previously reduced from .0604 of 1% (a 7.25% annual rate). Prior to September 1, 2007, Series A, G and I incurred brokerage commissions of 7.00%, 7.00% and 4.00% per year, respectively. Brokerage commissions for the non-unitized series ranged from 7.25% to 8.75%.

During 2007, 2006 and 2005, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) charged to the Partnership was approximately $41, $47 and $39, respectively.

NewEdge	Clearing Costs / Brokerage Commissions

NewEdge is paid actual commodity clearing fees at market rates.

During 2007, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s clearing costs was $ 4.

MLPF&S/NewEdge	Use of Partnership assets	MLPF&S and NewEdge may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S and NewEdge.

BRIM	Sponsor/Administrative Fees

Effective September 1, 2007 Series A, F and G pay sponsor fees at an annual rate of 1.25% and Series I pays sponsor fees at an annual rate of 1.00%. Prior to September 1, 2007, the Partnership paid administrative fee at an annul rate of 0.025% of the Partnership’s month-end Net Assets to BRIM and BRIM paid all of the Partnership’s routine administrative costs.

Other Counterparties	Bid—ask spreads	Bid—ask spreads on forward and related trades.

BRIM	Distribution fees

Effective September 1, 2007, Series A, F and G pay distribution fees of 3% of the Partnership’s average month-end assets allocated to that Series, after reduction for the fees accrued with respect to such assets. Series I does not pay distribution fees.

Trading Advisors	Profit Shares

All Trading Advisors can receive quarterly or annual Profit Shares ranging from 17% to 25% (depending on the Trading Advisor) of any New Trading Profit achieved by their Partnership account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from a Trading Advisor. New Trading Profit is calculated separately in respect of each Trading Advisor, irrespective of the overall performance of the Partnership. As a result, the Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Trading Advisors	Management/Consulting fees

Effective September 1, 2007, each Series pays fees based on a percentage-of-assets (“Management Fees”) to the Trading Advisors up to 3.00% of that Series net assets allocated to each individual Trading Advisor. Prior to September 1, 2007, BRIM paid the Trading Advisors annual consulting fees generally ranging up to 2.5% of the Partnership’s average month-end Net Assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

Transfer Agent	Administrator fees	Actual costs incurred are paid by the Partnership. PFPC, Inc. (“PFPC”), an affiliate of the General Partner, is the transfer agent for the Partnership.

Administrator	Administrator fees	Actual costs incurred are paid by the Partnership.

BRIM	Sponsor fee reimbursement

BRIM will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor’s Profit Shares (such fees and expenses, exclusive of the Trading Advisor’s Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s Net Asset Value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”). Because Series I Units (the “Institutional Series” which are offered to a limited number of institutional investors) are not subject to the 3.0% distribution fee, the Expense Cap for Series I Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units.

Others	Professional and Other fees	Actual costs incurred are paid by the Partnership.

BRIM; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

            The Partnership, BRIM, the Trading Advisors, MLPF&S and NewEdge are each subject to regulation by, and registered with, the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”).  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission.  However, BRIM itself is registered as an “investment adviser” under the Investment Advisers Act of 1940, as amended. In the event BRIM’s registration with the CFTC or NFA were terminated, or suspended, BRIM would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result.  The CFTC and certain commodity exchanges have also established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  These limits may restrict the ability of the Partnership to establish or liquidate positions.  Currency forward contracts generally are not subject to regulation by any United States Government agency.

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

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  Neither the Trading Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.  Additionally, the General Partner has undertaken steps to change the fee structure of the Partnership, effective September 2007, and the General Partner believes that the revised fee structure should generally result in a lower cost of investment.

The General Partner has gradually expanded the Partnership’s Trading Advisor portfolio over recent years.  The effects of this increased diversification has yet to be determined.

Volatile Markets; Highly Leveraged Trading

Futures and forwards are inherently leveraged instruments.  A futures or forward position may be opened by an initial deposit of only a fraction of the “notional” value of the position with a clearing broker (in the case of a futures contract) or a dealer (in the case of a forward).  When only a small fraction of the value of the position is deposited to open the position, a similarly small change in the market value of the position can diminish or completely offset that deposit, requiring the deposit of additional capital with the clearing broker or dealer, and causing losses that are a multiple of the change in the market value of the position.  For instance, if a futures position requiring the purchase and sale of $100,000 worth of a commodity has a 10% initial “risk margin” deposit requirement, a futures position is opened by depositing the minimum required $10,000 initial margin deposit, and the value of the position declines 10% (or $10,000), the clearing broker carrying the position will pay the $10,000 deposited to the clearinghouse as a mark-to-market payment, and the account will be required to close the position or deposit an additional $9,000 to bring the initial margin deposit back to 10% of the value of the now $90,000 position.  In that scenario, the 10% market move caused losses of 100% of the $10,000 deposited to open the position.  The risks of leveraged trading may be exacerbated due to the nature of the instruments underlying futures and forwards.  The values of such instruments tend to be volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of volatility in the value of the underlying commodities and the leverage inherent in futures and forwards creates a high degree of risk.

Substantial Charges

The Partnership is subject to substantial charges.

The incentive compensation paid to the Trading Advisors is based on the individual performance of each Trading Advisor, not the overall performance of the Partnership.  Historically, the Partnership has paid incentive compensation to certain Trading Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

Overall market or economic conditions — which neither BRIM nor any Trading Advisor can predict or control — have a material effect on performance of the Partnership.  Furthermore, such overall conditions can adversely affect the performance of numerous Trading Advisors at or about the same time, despite their implementing different and independent strategies.  Consequently, the multi-Advisor structure of the Partnership does not assure that its performance will not be adversely affected by future market or economic conditions.

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

Combining Independent Trading Strategies

Combining independent trading strategies could involve substantial opportunity costs, as one Trading Advisor’s profits are frequently offset by another Trading Advisor’s losses.  Different Trading Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions.

Systematic Strategies

The Partnership’s assets are allocated to Trading Advisors that rely on technical, systematic strategies.  The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.

Discretionary Strategies

Certain of the Partnership’s Trading Advisors are discretionary rather than systematic traders.  Discretionary trading managers may be prone to emotionalism and a lack of discipline in their trading.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Increased Assets Under Management

A tendency has been observed that rates of return achieved by managed futures advisors to decline as assets under management increase.  None of the Trading Advisors has agreed to limit the amount of additional equity which it may manage, and most of them are at or near their all-time high in assets under management.

No Assurance of Trading Advisors’ Continued Services; Competition for Trading Advisors

There is no assurance that any Trading Advisor will be willing or able to continue to provide advisory services to the Partnership.  There is severe competition for the services of qualified Trading Advisors, and the Partnership may not be able to retain satisfactory replacement or additional Trading Advisors on acceptable terms.  Trading Advisors generally have limited capacity and therefore, the General Partner attempts to equitably allocate such capacity among the different products advised by the General Partner.  The General Partner attempts to equitably allocate such capacity, however, in certain circumstances, the Partnership may be unable to employ a specific Trading Advisor (even if such Trading Advisor may be beneficial to the Partnership) due to such capacity constraints.

Changes in Trading Strategy

A Trading Advisor may make certain changes in its trading strategies without the knowledge of  BRIM.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing a Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for a Trading Advisor to close out positions against which the market is moving.  In particular, many future exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is the potential for a futures contract to hit its daily price move limit for several days in a row, making it impossible for a Trading Advisor to liquidate a position experiencing dramatic losses.

Redemptions Restricted

Investors’ limited ability to redeem Units could result in there being a substantial difference between a Unit’s redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received.  Redemption charges apply through the end of the twelfth month after a Unit (other than an Institutional Series Unit) is issued.

Trading on Non-U.S. Exchanges

The Trading Advisors trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had the Trading Advisors limited their trading to U.S. markets.

Conflicts of Interest

The Partnership is subject to a number of material actual and potential conflicts of interest, raising the possibility that investors will be disadvantaged to the benefit of BRIM, the Trading Advisors or their respective principals and affiliates.  No formal policies or procedures have been adopted to resolve these conflicts.  See “Conflicts of Interest.”

Bankruptcy or Default

The Partnership is subject to the risk of the insolvency of the Clearing Broker, exchanges or clearinghouses.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital to become subject to a bankruptcy proceeding, BRIM might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  No partnership managed by  BRIM has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.  Under Commodity Futures Trading Commission Regulation 1.20, the Clearing Broker is required to separately account for and segregate in a customer segregated funds account the Partnership’s commodity futures positions, the assets deposited as margin in respect of such positions, and any proceeds from such positions.  The Clearing Broker may not obligate funds in the customer segregated funds account except to purchase, margin, guarantee, secure, transfer, adjust, or settle trades, contracts, or commodity option transactions of commodity or option customers, and the Clearing Broker may not hold, dispose of, or use any customer funds as belonging to any person other than the Clearing Broker’s commodity or option customers.  Even so, if positions in the customer segregated funds account suffer losses in excess of the cash deposited to margin those positions, and the customer for whose account those positions are carried does not meet the Clearing Broker’s calls for additional margin, the Clearing Broker could be forced into bankruptcy if it cannot satisfy those losses out of its own assets.  If that were to happen, because the Partnership’s positions and assets are commingled with other customer positions in the customer segregated funds account at the Clearing Broker, the Partnership’s assets deposited with the Clearing Broker would be used pro rata with the assets of other customers to satisfy any remaining losses from those positions in the account, and Partnership investors could incur substantial losses, despite the Partnership having been otherwise highly profitable.

Limited Regulatory Oversight

The Partnership is not registered as an investment company, under the Investment Company Act of 1940, as amended, or any comparable regulatory requirements, and does not intend to do so.  Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts, impose certain operational trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership.

Currency Forward Trading

The Trading Advisors may trade forward contracts on currencies on behalf of the Partnership.  Forward contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets.  Consequently, in respect to its forward trading, the Partnership is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Trading Advisors trade.  Any failure or refusal to discharge their contractual obligations by the counterparties with which the Trading Advisors deal on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Partnership to substantial losses.  No Trading Advisor will be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in the Trading Advisor’s strategy were to have substantially “covered” the non-defaulted contracts.  There is also the risk that a counterparty that loses money on a contract with a Trading Advisor may seek to avoid its obligations on legal grounds.

Currency Options Trading

The Trading Advisors may trade options on currencies or on currency futures or forward contracts.  Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  Trading in options may result in substantial losses if market volatility is incorrectly predicted.

Currency Markets May Be Illiquid or Disrupted

Although generally highly liquid, the markets in which the Trading Advisors trade can experience periods of illiquidity, sometimes of significant duration.  For example, none of the participants in the forward markets are required to maintain a market in any particular currency or to maintain a reasonable spread between the “bid” and “asked” prices that they quote.  Disruptions can occur in any market traded by the Trading Advisors due to unusually high trading volume, political intervention or other factors.  Market illiquidity or disruption could result in major losses to the Partnership.

Counterparty Risk

Certain of the markets in which Trading Advisors invest and trade are over-the-counter or “interdealer” markets.  The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  Rather, the responsibility for performing under a particular transaction rests solely with the counterparties to such transaction.  This results in the risk that a counterparty may not settle a transaction with a Trading Advisor in accordance with its terms, because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss.  In an attempt to mitigate the risk of counterparty default, many counterparties now require the posting of collateral.  However, this collateral may be difficult to liquidate in a market crisis.  In addition, a Trading Advisor could lose a significant portion of the Partnership’s capital while the Trading Advisor attempts to execute a substitute transaction to replace a transaction under which a counterparty has defaulted.  In the event of a counterparty failure, the Partnership could lose all of its assets.

“Counterparty risk” is accentuated in the case of contracts having longer maturities as well as in the case of a Trading Advisor that concentrates its transactions with a single counterparty or a limited number of counterparties.

BRIM has no control over the counterparties with which the Trading Advisors enter into transactions.  In addition, Trading Advisors generally are not restricted from dealing with any particular counterparties or from concentrating any or all of their transactions for the Partnership with a single counterparty or limited number of counterparties.

Many risks exist when capital is maintained at unregulated entities (including the risk that such unregulated entities could become insolvent).  In addition, most dealing agreements permit counterparties to transfer customer funds from regulated to unregulated accounts in the counterparties’ discretion.  BRIM has no ability to assess the extent to which the Trading Advisors maintain their assets in unregulated accounts that do not enjoy any protection in the event of the bankruptcy of the counterparties holding such assets.

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements a speculative, highly leveraged strategy.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  For example, foreign governments have from time to time blamed the declines of their currencies on speculative funds and imposed restrictions on speculative trading in certain markets, and the collapse of major hedge funds in 1998 and 2006 among certain corporate and market events has led to significantly increased regulatory monitoring of the activities of these funds and, to an extent, commodity pools such as the Partnership.

Regulatory changes could adversely affect the Partnership by restricting its markets, limiting its trading and/or increasing the taxes to which Limited Partners are subject.  BRIM is not aware of any pending or threatened regulatory developments that might adversely affect the Partnership.  However, adverse regulatory initiatives could develop suddenly and without notice.

The following are not risks but rather important tax features of investing in the Partnership that all prospective investors should carefully consider before deciding whether to purchase Units.

Investors Are Taxed Every Year on Their Share of the Partnership’s Profits — Not Only When They Redeem as Would Be the Case if They Held Stocks or Bonds

Investors are taxed each year on their share of the Partnership’s income and gains, irrespective of whether they redeem any Units.

All performance information included in this Form 10-K is presented on a pre-tax basis; the investors who experienced such performance were required to pay the related taxes with money from other sources.

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

A Portion of the Partnership’s Trading Gains Are Taxed at Higher Capital Gains Rate

Investors are taxed on their share of any trading profits of the Partnership at both short- and long-term capital gain rates depending on the mix of U.S. exchange-traded contracts and non-U.S. contracts traded.  These tax rates are not impacted by how long an investor holds Units.  Consequently, the tax rate on the Partnership’s trading gains may be higher than those applicable to other investments held by an investor for a comparable period.

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

 Investment Advisory Fees

Limited Partners could be required to treat the Trading Advisors’ Profit Shares, as well as certain other expenses of the Partnership, as “investment advisory fees,” which are subject to substantial restrictions on deductibility for individual taxpayers.  BRIM has not, to date, been classifying the Trading Advisors’ performance-based compensation or any such expenses as “investment advisory fees,” a position to which the Internal Revenue Service (the “IRS”) might object.

Tax Audit

There can be no assurance that the Partnership’s tax returns will not be audited by the IRS.  If such an audit were to result in an adjustment, Limited Partners could be required to pay back taxes, interest and penalties, and could themselves be audited.

Prospective investors are strongly urged to consult their independent tax advisers and counsel with respect to the possible tax consequences of an investment in the Partnership, particularly since such tax consequences may differ among investors.  See “Federal Income Tax Consequences.”

Credit Risk

Heightened stress in the financial system stemming from ongoing issues in residential real estate and structured credit markets, as well as a fear of recession, has led to significant de-leveraging by financial institutions. This in turn has led to dissipating liquidity and steep declines in valuations across a number of asset classes, particularly in the credit markets. The disruptions in credit markets have prompted many investors to sell their current holdings in search of safe havens, such as U.S. government bonds and precious metals. Historically, these flight-to-quality conditions have created strong trends in the global fixed income and commodities markets. Past market performance is not necessarily indicative of future market performance.

The Combination of ML & Co. and BlackRock

The combination transaction between Merrill Lynch & Co., Inc. (“ML & Co.”) and BlackRock described in Item 1(b) above gives rise to numerous uncertainties and risks.  Merrill Lynch’s asset management business is transitioning from being a part of ML & Co. to being a part of BlackRock, which entails many changes, including the integration of Merrill Lynch’s domestic and international asset management business and personnel with BlackRock’s existing business and personnel, and changes in systems and employee benefit plans.  These transition activities are complex, and may pose unexpected difficulties, or incur unexpected costs, in any of them, including: (i) the diversion of management’s attention to integration matters; (ii) difficulties in achieving expected cost savings associated with the Transaction; (iii) difficulties in the integration of operations and systems; (iv) difficulties in the assimilation of employees; (v) difficulties in replacing the support functions currently provided by Merrill Lynch to its asset management business, including support and assistance in respect of risk management, financial and operational functions; (vi) challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and (vii) challenges in attracting and retaining key personnel.  In order for BlackRock to maximize the synergies for which the transaction was completed, BlackRock will have to, among other things, successfully integrate people, offices, systems and cultures from various Merrill Lynch subsidiaries and BlackRock.  There can be no assurance that such integration will occur efficiently or successfully, and the financial condition of the Partnership and its operations could be materially affected by any of these risks.

Acquisition of Quellos fund of funds business

On October 1, 2007, BlackRock and BAA Holdings, LLC (“BAA”), a wholly-owned subsidiary of BlackRock, completed the acquisition of the fund of funds business of Quellos Group, LLC and merged it with BlackRock’s existing absolute return and private equity fund of funds business (the “Acquisition”).  The combined platform operates under the name BlackRock Alternative Advisors (“BAA”).  BAA is a business unit of BlackRock.  While the Acquisition and integration with BAA has provided additional resources for the investment professionals responsible for managing the Partnership, there has been no change to the General Partner, the structure of the Partnership, its investment objective or to the management of the Partnership, in each case, as a result of the Acquisition; the same team of investment professionals continues to be responsible for making the Partnership’s investments.  The BAA platform could be subject to similar risks as those outlined above with respect to the combination of ML&Co. and BlackRock.

General Trading Risk Disclosure Statement

Prospective investors should carefully consider whether their financial condition permits them to participate in the Partnership.  In so doing, prospective investors should be aware that futures and options trading can quickly lead to large losses as well as gains.  Such trading losses can sharply reduce the Net Asset Value of the Partnership and consequently the value of an investor’s Units.  In addition, certain restrictions on redemption may affect an investor’s ability to withdraw from participation in the Partnership.  Further, the Partnership is subject to substantial charges for management, as well as advisory and brokerage fees.  It may be necessary for the Partnership to make substantial trading profits to avoid depletion or exhaustion of its assets.  Notwithstanding the foregoing risk factors in this Memorandum, this brief statement cannot disclose all of the risks and other factors necessary to evaluate a potential investor’s participation in the Partnership.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of BRIM, 55 East 52nd Street, New York, New York 10055.  BRIM performs certain administrative services for the Partnership from BlackRock’s offices.

Item 3:       Legal Proceedings

The Partnership or BRIM has never been the subject of any material litigation.  BRIM, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of BRIM or the Partnership.

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

(b)           Holders:

As of December 31, 2007, there were 1,578, 992, 1,807 and 20 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

    (c)           Dividends:

The Partnership has made no distributions since trading commenced, nor does BRIM presently intend to make any distributions in the future.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

                Unregistered securities are issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act. The selling agent of the following Series of Units was FAM Distributors, a wholly owned subsidiary of Merrill Lynch and an affiliate of BRIM.

	SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-06	$2,054,974	2,218,236	$0.9264	Jan-06	$24,754	26,376	$0.9385
Feb-06	1,639,979	1,734,693	0.9454	Feb-06	9,999	10,416	0.9600
Mar-06	1,389,984	1,479,966	0.9392	Mar-06	49,508	51,781	0.9561
Apr-06	1,779,990	1,863,669	0.9551	Apr-06	9,999	10,263	0.9743
May-06	1,674,990	1,699,635	0.9855	May-06	148,525	147,478	1.0071
Jun-06	3,534,972	3,598,668	0.9823	Jun-06	—	—	1.0063
Jul-06	2,114,983	2,163,887	0.9774	Jul-06	—	—	1.0040
Aug-06	834,991	871,962	0.9576	Aug-06	—	—	0.9895
Sep-06	1,004,986	1,073,015	0.9366	Sep-06	15,000	15,497	0.9679
Oct-06	769,997	825,823	0.9324	Oct-06	—	—	0.9667
Nov-06	1,129,989	1,186,091	0.9527	Nov-06	—	—	0.9881
Dec-06	1,409,983	1,476,731	0.9548	Dec-06	9,901	9,985	0.9916
Jan-07	914,992	950,641	0.9625	Jan-07	—	—	1.0010
Feb-07	569,990	583,289	0.9772	Feb-07	—	—	1.0187
Mar-07	434,991	457,933	0.9499	Mar-07	—	—	0.9929
Apr-07	834,995	909,482	0.9181	Apr-07	—	—	0.9616
May-07	214,995	226,884	0.9476	May-07	—	—	0.9951
Jun-07	30,000	30,621	0.9797	Jun-07	—	—	1.0307
Jul-07	374,998	375,900	0.9976	Jul-07	—	—	1.0519
Aug-07	175,000	179,616	0.9743	Aug-07	—	—	1.0302
Sep-07	39,999	44,027	0.9085	Sep-07	—	—	0.9634
Oct-07	24,999	26,561	0.9412	Oct-07	—	—	1.0007
Nov-07	1,374,998	1,412,427	0.9735	Nov-07	—	—	1.0375
Dec-07	665,998	689,510	0.9659	Dec-07	—	—	1.0308

(f)            Issuer Purchases of Equity Securities:

                Limited Partners in unitized series may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2007:

Series F		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2007	1,057	$233.86
November 30, 2007	1,078	231.98
December 31, 2007	1,443	236.19

Total	3,578

Series A		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2007	8,444,585	$0.9735
November 30, 2007	9,053,554	0.9659
December 31, 2007	3,740,631	0.9835

Total	21,238,770

Series G		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2007	468,576	$1.0123
November 30, 2007	263,723	1.0041
December 31, 2007	536,669	1.0224

Total	1,268,968

Series I		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2007	2,161,930	$1.0375
November 30, 2007	107,561	1.0308
December 31, 2007	1,016,081	1.0520

Total	3,285,572

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Income Statement Data	2007	2006	2005	2004	2003
Revenues:

Trading Profit (Loss)
Realized	$16,070,669	$16,620,657	$680,616	$8,179,826	$13,824,221
Change in Unrealized	(4,406,932)	2,030,261	1,837,104	(700,154)	(44,489)
Brokerage Commissions/
Clearing costs	(621,832)	—	—	—	—
Total Trading Profit	11,041,905	18,650,918	2,517,720	7,479,672	13,779,732

Investment Income:

Interest	9,194,631	12,178,428	8,910,897	1,297,826	496,656

Expenses:
Brokerage Commissions	9,623,405	17,712,085	17,973,653	5,725,678	3,601,088
Profit Shares	2,761,529	2,783,961	1,266,141	1,581,140	1,998,129
Distribution fees	1,766,803	—	—	—	—
Trading Advisors’ management fees	897,433	—	—	—	—
Sponsor fees	739,849	—	—	—	—
Administrative fees	344,493	615,580	622,238	205,144	124,175
Administrator fees	279,460	—	—	—	—
Professional fees	108,332	—	—	—	—
Other	86,153	—	—	—	—
Incentive override	—	—	—	—	805,634
Total expenses before waiver	16,607,457	21,111,626	19,862,032	7,511,962	6,529,026
Sponsor fee waiver	(98,165)	—	—	—	—
Total Expenses	16,509,292	21,111,626	19,862,032	7,511,962	6,529,026
Net Investment Loss	(7,314,661)	(8,933,198)	(10,951,135)	(6,214,136)	(6,032,370)

Net Income (Loss)	$3,727,244	$9,717,720	$(8,433,415)	$1,265,536	$7,747,362

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2007	2006	2005	2004	2003

Partnership Net Asset Value	$163,727,870	$227,349,345	$268,585,867	$246,428,990	$48,655,272
Net Asset Value per Series F Unit	$236.19	$230.98	$221.81	$230.10	$233.12
Net Asset Value per Series A Unit	$0.9835	$0.9625	$0.9264	$0.9615	n/a
Net Asset Value per Series G Unit	$1.0224	n/a	n/a	n/a	n/a
Net Asset Value per Series I Unit	$1.0520	$1.0010	$0.9385	$0.9478	n/a

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2003	$209.82	$218.58	$208.20	$209.93	$220.27	$217.22	$213.38	$212.16	$213.21	$225.11	$224.93	$233.12
2004	$238.09	$245.80	$244.21	$233.60	$230.71	$222.33	$220.06	$217.70	$217.77	$221.80	$229.90	$230.10
2005	$222.30	$224.75	$225.37	$218.90	$219.29	$221.99	$218.32	$221.45	$221.00	$218.52	$222.81	$221.81
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40	$229.73	$224.58	$223.58	$228.48	$228.99	$230.98
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09	$233.86	$231.98	$236.19

BLACKROCK GLOBAL HORIZONS I L.P.

December 31, 2007

Type of Pool: Multi-Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading: January 4, 1994

Aggregate Subscriptions:    $584,004,409

Current Capitalization:   $163,727,870

Worst Monthly Drawdown(2):  (7.13)%  (11/01)

Worst Peak-to-Valley Drawdown(3):  (13.93)%  (11/01-5/02)

Net Asset Value per Series F(original unit), December 31, 2007: $236.19

Monthly Rates of Return(4)
Month	2007	2006	2005	2004	2003
January	1.59%	2.12%	(3.39)%	2.13%	5.71%
February	(2.85)	(0.70)	1.10	3.24	4.17
March	(3.36)	1.84	0.28	(0.65)	(4.75)
April	3.22	3.29	(2.87)	(4.34)	0.83
May	3.46	(0.43)	0.18	(1.24)	4.92
June	1.84	(0.50)	1.23	(3.63)	(1.38)
July	(2.33)	(1.99)	(1.65)	(1.02)	(1.77)
August	(6.75)	(2.24)	1.43	(1.07)	(0.57)
September	3.60	(0.45)	(0.20)	0.04	0.49
October	3.44	2.19	(1.12)	1.85	5.58
November	(0.80)	0.22	1.96	3.65	(0.08)
December	1.81	0.87	(0.45)	0.09	3.64

Compound Annual
Rate of Return	2.26%	4.13%	(3.60)%	(1.29)%	17.45%

(1) Pursuant to applicable CFTC regulations, a “Multi-Advisor” Partnership is defined as one that allocates no more than 25% of its trading assets to any single manager.  Certain partnerships are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Partnerships as “principal protected”.  The Partnership has no such feature.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Operational Overview; Trading Advisor Selections

The Partnership’s results of operations depend on BRIM’s ability to select Trading Advisors, and the Trading Advisors’ ability to trade profitably. BRIM’s selection procedures, as well as the Trading Advisors’ trading methods, are confidential, so that substantially the only available information relevant to the Partnership’s results of operations is its actual performance record to date.  However, because of the speculative nature of its trading, the Partnership’s past performance is not necessarily indicative of its future results.

Heightened stress in the financial system stemming from ongoing issues in residential real estate and structured credit markets, as well as fear of recession, has led to significant de-leveraging by financial institutions.  This in turn has led to dissipating liquidity and steep declines in valuations across a number of asset classes, particularly in the credit markets.  The disruptions in credit markets have prompted many investors to sell their current holdings in search of safe havens, such as U.S. government bonds and precious metals.  Historically, these flight-to-quality conditions have created strong trends in the global fixed income and commodities markets.  Recent market conditions have proved no exception and BRIM believes that the Partnership’s Trading Advisors have been able to capitalize on some of these trends without significantly affecting the Partnership’s day-to-day operations.  However, past market performance is not necessarily indicative of future market performance.

BRIM’s decision to terminate or reallocate assets among Trading Advisors is based on a combination of factors. Trading Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors — for example, a change in BRIM’s or a Trading Advisor’s market outlook, apparent deviation from announced risk control policies,  changes in principals, commitment of resources to other business activities, etc. — may also have a role in the termination or reallocation decision.  The market judgment and experience of BRIM’s principals is an important factor in its allocation decisions.

BRIM has no timetable or schedule for making Trading Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Trading Advisors selected.  In particular, BRIM has to date, made infrequent reallocations of trading assets and adjustments in the Trading Advisor combinations for the Partnership.  However, there can be no assurance as to the frequency or number of Trading Advisor changes that may take place in the future, or as to how long any of the current Trading Advisors will continue to manage assets for the Partnership.

Results of Operations

General

BRIM believes that multi-advisor futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Partnership’s operations and virtually impossible to make any predictions regarding future results based on the results to date.  An investment in the Partnership may be less successful over a longer than a shorter period.

Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Trading Advisors are affected differently by trending markets as well as by particular types of trends.

BRIM attempts to control credit risk in the Partnership’s futures, forward and options trading by clearing trading through MLPF&S and NewEdge.  MLPF&S and NewEdge act as a clearing brokers or counterparty to the Partnership’s trades; they do not advise with respect to, or direct, any such trading.

BRIM attempts to control the market risk inherent in the Partnership’s trading by BRIM’s multi-advisor strategy and Trading Advisor selections.  BRIM reviews the positions acquired by the Trading Advisors on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what BRIM determines as being excessively concentrated in a limited number of markets — in which case BRIM may, as of the next month or quarter-end, adjust the Partnership’s Trading Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future.

BRIM may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, BRIM has not made any distributions to date and does not intend to do so.

Performance Summary

2007

Total Trading
Profit (Loss)

Energy	$5,001,800
Interest Rates	4,449,577
Currencies	3,061,061
Agriculture	1,615,881
Metals	(1,007,620)
Stock Indices	(1,456,962)
11,663,737
Brokerage Commissions/ Clearing Costs	(621,832)
$11,041,905

The Partnership’s overall trading performance was profitable with gains in the energy, interest rates, currencies and agricultural sectors contributing to the profits.

Trading in the energy sector proved profitable for the Partnership despite several unprofitable months in the first half of the year.  Early in the year crude oil surged on speculation that U.S. fuel demand would jump because of increased economic growth and cold weather.  Natural gas advanced on forecasts for above-average temperatures and an unpredictable Atlantic hurricane season.  Speculation was that hot weather would drive demand while hurricanes may potentially disrupt supplies.  Crude oil rose after a government report showed an unexpected decline in U.S. inventories mid-year.  A government report that showed natural gas inventories rising more than expected, detracting from performance, as mild temperatures were likely to continue in the Spring.  Crude oil continued to rise after the U.S. dollar fell to a record low against the Euro, boosting the appeal of commodities as alternative investments.  A U.S. energy department report indicating an unexpected drop in inventories of crude also contributed to its rally.  Heating oil rose late in the year amid forecasts of declining U.S. inventories and gains in crude oil prices.

The interest rate sector also posted an overall profit for the year despite losses posted intermittently throughout the year.  Early in the year, U.S. treasuries fell, pushing yields to the highest level since August of 2006, as an industry report suggested the worst of the housing slump may be over.  Bonds also declined on heightened concern that inflation could accelerate after the Federal Reserve issued a statement that removed its past bias toward further interest rate increases.   European bonds fell after a report showed unemployment in Germany slid to the lowest in almost six years, reinforcing expectations the European Central Bank will raise interest rates twice more during the year.  A forecast that the Bank of Canada would raise interest rates as well triggered a sell-off in Canadian bonds.  Domestically, traders reduced expectations that the U.S. Federal Reserve would lower its target for the overnight lending rate following an unexpectedly strong U.S. home sales report mid-year.  Short exposure to the Eurodollar and Euribor futures, the German 5-year and 10-year bonds, as well as Canadian 10-year bonds, contributed to performance.  Contributing slightly to losses were long U.S. treasuries positions as turmoil in mortgage and corporate debt and equities drove investors from riskier assets.  U.S. treasury yields fell after large financial institutions announced write downs due to losses on sub-prime mortgage loans and credit, which increased speculation the U.S. Federal Reserve, would cut interest rates in July.  Long exposures to U.S. treasuries contributed to performance.   U.S. treasuries had their best month in November in twelve years as concern over banks’ willingness to issue loans drove investors to the safety of government debt.  Long exposures in U.S. 10-year treasuries detracted from performance.  U.S. 10-year notes fell as a government plan to limit sub-prime mortgage defaults reduced demand for the relative safety of U.S. debt.  However, at the end of the year, U.S. treasuries rose again, achieving the best annual returns since 2002, after a government report showed sales of new homes in the U.S. declined to a 12-year low.

Trading in currencies also posted an overall profit for the year although losses were posted  in the first and third quarters of the year.  The Japanese yen declined against the U.S. dollar to the lowest in more than four years after a Japanese government report showed a drop in retail sales.  The British pound hit a two year high against the Euro

and an eight year high against the Japanese yen on United Kingdom interest rates.   The British pound declined against other major currencies on expectation the European Central Bank will outpace the Bank of England in raising interest rates, making the United Kingdom currency less attractive to hold.  During the second quarter, the British pound rallied to its highest value since June 1981 as U.K. inflation continued to accelerate leading to the expectation the Bank of England would raise rates in May.  The Japanese yen dropped to a record low against the Euro and declined against the U.S. dollar.  The Canadian dollar reached a high after a report predicted increased second quarter production, fueling speculation the Bank of Canada will increase rates.  Foreign exchange contributed heavily to gains.  The U.S. dollar rebounded mid-year  from an all time low as reports showed gains in new home sales and manufacturing.  The rise in the Canadian dollar continued to a 30-year high after a government report showed the economy grew at its fastest pace in almost two years.  The Japanese yen declined as the rebound in U.S. stocks encouraged investors to borrow in Japan’s currency to buy higher yielding assets elsewhere.  However, the Japanese yen later strengthened on concern that losses from U.S. mortgages would prompt investors to cut riskier investments funded by loans in Japan.  The Swiss franc also advanced as speculation of widening losses on bonds backed by sub-prime mortgages prompted investors to unwind carry trades.  The British pound rose against the U.S. dollar as traders increased bets the Bank of England would lift interest rates again before year end.  One of the Trading Advisors liquidated its entire portfolio in August when drawdown limits were breached and would reinvest when the market stabilized, as measured by internal metrics and once model portfolio performance showed positive performance.  Performance was contributed through long exposures to the Canadian dollar, Australian dollar, and British pound versus the U.S. dollar.  Canada’s dollar rose to an all-time high against the U.S. dollar as record crude oil prices and the U.S. Federal Reserve’s rate cut spurred a rally in currencies linked to commodity exports.  The British pound rose to its highest since May 1981, after the rate cut.  The U.S. dollar fell against the Euro late in the year after reports on U.S. durable goods and employment were weaker than expected, and the U.S. commerce department report showed sales of new homes fell to a 12-year low in November.

Also contributing to profits was trading in agricultural commodities, despite an unprofitable first half of the year.  Corn declined sharply the first two days of the year then rose on renewed speculation that higher energy costs would spur demand for alternative fuels made from the crops.  Corn prices then fell after a government survey showed U.S. farmers planned to sow fifteen percent more grain in the spring, the most since 1944.  Sugar fell on speculation that increasing supplies from India and Brazil would boost a global surplus.  Cotton prices declined on large supplies of cotton, and later reversed on speculation that rain in Texas, the largest U.S. grower, and dry weather in the Southeast may hinder crop development.  Sugar futures fell after Brazil, the world’s largest producer, predicted a record sugarcane crop, adding to the global surplus of sweetener.  Late in the second quarter cotton rose to a 3-year high after rains disrupted planting in Texas and a rally in grain prices offered higher profits in other crops, such as wheat and soybeans.  Coffee plunged as mild temperatures and dry weather eased concern that crops may be damaged in Brazil.  Wheat rose as wet weather stalled harvesting and damaged crops in the southern U.S. and farmers shifted from wheat to oilseeds, which have shorter growing seasons.  Coffee posted positive returns in July on speculation that a crop damaging frost may develop in Brazil.  Cocoa declined on speculation that the main crop in Ivory Coast, the top producer, may be shipped earlier than usual because of favorable weather.  Long wheat and soybean positions contributed to profits as wheat rose, extending a rally, on signs that dry weather may hurt production, further reducing world supplies expected to be the lowest in 26 years.  Soybeans also rose on speculation weather may damage crops in the U.S., the world’s  biggest exporter and rose above $10 a bushel for the first time in three years on increased demand from the U.S.  short positions in hog futures contributed as hog futures fell to the lowest since January 2004, on speculation that imports from Canada and rising pork supplies would create a surplus.  Soybeans continued to rise on speculation that China would increase their purchases of U.S. inventories to cap surging food costs.  Wheat rose after a U.S. government report showed the U.S. crop was in the worst condition in eight years because of drought in parts of the southern Great Plains.  Corn gained, reaching an 11-year high, and soybeans continued to rise, reaching a 34-year high.  Both increased on speculation that a new energy bill and rising oil prices may increase the demand for crops used to make alternative fuels.

Trading in the metals posted losses for the Partnership.  Copper prices declined in January on speculation rising inventories would outpace U.S. demand due to a continued U.S. housing slowdown.  Stockpiles monitored by the London metal exchange rose to the highest since April 2004.  Gold prices tumbled after government reports signaled growth in the U.S. economy, strengthening the U.S. dollar and lessening the appeal of gold.  In the second quarter, copper reversed and gained as the U.S. dollar declined again.  Then copper fell again on speculation that demand may slow in China, the world’s biggest consumer of copper.  Aluminum fell and gold continued its decline on speculation that investors will seek higher returns from U.S. treasury bonds as yields increased.  Nickel declined on speculation stainless-steel makers would expand their use of alternative raw materials to reduce costs.  Copper rose early in the third quarter on speculation that a weaker U.S. dollar would encourage buyers holding other currencies to purchase the metal.  Zinc gained during July as inventories of the metal slumped to the lowest in 16 years.  Gold and silver rose as the dollar’s decline against the Euro boosted the appeal of precious metals as an alternative investment.  Gold continued

to rise late in the third quarter, as the declining value of the U.S. dollar and surging energy costs boosted the appeal of the metal.  Copper also rose as a weaker U.S. dollar increased demand from international buyers.  Copper declined in November on speculation that slowing economic growth would reduce usage in the U.S.  Copper, which often fluctuates with the economy, dropped on concern credit-market turmoil and high crude oil prices would slow economic growth.  Copper continued its decline late in the year on renewed speculation the worst U.S. housing recession in 16 years will continue to cut demand for the metal.  Gold rose as declining U.S. dollar, rising energy costs, and continuing conflict in the Middle East boosted the appeal of the metal as an alternative investment.

The stock indices sector was the worst performing sector for the Partnership.  The S&P Index was up in January as U.S. stocks rallied, capping the longest stretch of monthly gains in more than a decade, due to the month’s early decrease in energy prices and continued strong economic data.  The Nikkei 225 was also up in January sending the index to a nine-month high after the Japanese yen weakened against both the U.S. dollar and Euro.  Then there was a large sell off in China and U.S. stocks plunged, erasing all of the gains.  The Dow Jones Industrial Average experienced the largest declines since the first trading day after September 11, 2001.  Furthermore, United Kingdom stocks experienced the largest decline in several months.  Early in the second quarter, long equity positions contributed as global indices rallied on strong earnings and continued merger activity.  Losses late in that quarter detracted from performance on concerns that losses tied to sub prime mortgages would deepen and spread to the overall market.  The S&P had its biggest decline in July.  European government bonds rose, pushing 10-year yields to the lowest level in more than two months, as the risk of owning corporate debt soared.  Contributing slightly were long U.S. treasuries positions as turmoil in mortgage and corporate debt and equities drove investors from riskier assets.  Further detracting was dynamically trading German bunds and U.S. treasuries.  German bunds touched a six-week low the final week of the month after reports showed high money supply.  U.S. equities rose after the economy expanded more than forecasted and the U.S. Federal Reserve cut interest rates by 25 basis points.  Early in November, domestic stocks fell to three month lows, led by financial companies and energy producers, on growing concern from mortgage losses.  However, the last week of November, U.S. stocks rose, capping the best weekly gain since March, after U.S. Federal Reserve chairman signaled he may cut interest rates and the treasury moved closer to a plan to prevent thousands of Americans from losing their homes.  Japanese stocks dropped after the Bank of Japan’s quarterly Tankan survey showed business confidence fell more than estimated.  Additionally, U.S. home prices slumped by the most in at least six years, sparking concern the worsening housing recession will lead to more losses on mortgage-backed securities.  In the U.S., equities had a recovery led by oil and technology shares.  However, at year end, most U.S. stocks fell as slower retail sales and a drop in home prices overshadowed the rally in energy companies.

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

The interest rate sector also posted losses despite profits consistent profits through the first half of the year.  Short positions in Eurodollars, the front end of the U.S. curve, German bunds, Japanese government bonds and U.S. Treasuries all drove performance. The short positions in U.S. Treasuries profited due to higher interest rates as a result of increased inflationary pressure and as markets declined on stronger than expected consumer confidence and rising inflationary fears.  Performance was driven in the fixed income sector through short positions in global interest rates, specifically short positions to U.K. gilts and German bunds. Short positions in the Euro also contributed to profits due to speculation that the European Central Bank would raise rates throughout the year. Short exposures to global interest rates, particularly Japan and Europe, slightly detracted from gains mid-year as global bond prices rallied. The beginning of the third quarter proved to be a difficult environment for the Partnership as speculation over the U.S. interest rate policy and geo-political events created an environment of heightened volatility and a reversal of some larger long-term trends. Fixed income markets rallied on expectations that further rate hikes would be put on hold as the U.S. economy slowed. This reversed the downward trend in the sector, resulting in losses through exposures to global interest rates. Treasury yields declined on speculation the U.S. Federal Reserves’ previous rate increases would prove so damaging to the housing market that the economic growth would slow more sharply than expected. Poor performance was also seen through short positions in the U.S. 5 and 10 year Treasury notes and to the 30 year Treasury bond. European notes declined on speculation that the European Central Bank would raise interest rates further to stem inflation.  U.S. Treasuries fell to their first December lost in five years amid evidence the economy was rebounding from two quarters of slowing growth.  Stronger than expected reports on home sales, consumer confidence and manufacturing led investors to pare expectations for interest-rate cuts by the Federal Reserve in 2007.

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

Prior to September 1, 2007 the Partnership’s brokerage commissions and administrative fees were a constant percentage of the Partnership’s assets allocated to trading.  The only Partnership costs (other than currency trading costs) which were not based on a percentage of the Partnership’s assets (allocated to trading or total) were the Profit Shares payable to the Trading Advisors on an Trading Advisor-by-Trading Advisor basis.  Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.  Gross profitability is in turn affected by the percentage of the Partnership’s assets allocated to trading.  During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Trading Advisors (so that the total Profit Shares paid to those Trading Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Trading Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Trading Advisors) suggesting the likelihood of generally trendless, non-consensus markets.

Unlike many investment fields, there is no meaningful distinction in the operations of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

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

                                                                                               Substantially all of the Partnership’s assets are held in cash except for the net unrealized profit on open positions.  The Net Asset Value of the Partnership’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases.  Inflation in commodity prices could also generate price movements, which the Trading Advisors’ strategies might successfully follow.

                                                                                               Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This permits a Trading Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

                                                                                               There were no material commitments for capital expenditures as  of December 31, 2007, the end of the most recent fiscal year.

Contractual Obligations, Commitments and Contingencies

                                                                                                The Partnership has no applicable disclosure under this Item 7 regarding off-balance sheet arrangements and tabular disclosure of contractual obligations pursuant to Regulation S-K, Item 303(a)(4) and 303(a)(5), respectively, as the Partnership does not have any off balance sheet commitments that are likely to have a significant impact on its financial position or contractual obligations long term in nature.

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

                                                            The Partnership, under the direction of its Trading Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership’s Trading Value at Risk

                                                            Quantitative Forward-Looking Statements

                                                            The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act  and Section 21E of the Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

                                                            The Partnership’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk.  Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

                                                            The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, certain of the Trading Advisors trade commodity options.  The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

                                                                                                The following tables indicate the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2007 and 2006. During the fiscal year 2007, the Partnership’s average capitalization was $193,436,908. During the fiscal year 2006, the Partnership’s average capitalization was $250,940,436.

Fiscal Year 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$259,927	0.13%	$905,590	$15,449
Currencies	1,822,034	0.95%	4,834,394	188,916
Energy	516,415	0.27%	1,218,410	13,728
Interest Rates	9,388,250	4.85%	19,530,849	14,545
Metals	1,188,724	0.61%	10,758,584	59,909
Stock Indices	1,322,472	0.68%	2,728,825	47,138

TOTAL	$14,497,822	7.49%	$39,976,652	$339,685

Fiscal Year 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$92,995	0.04%	$251,914	$3,025
Currencies	1,249,947	0.50%	6,381,088	245,989
Energy	354,231	0.14%	1,696,701	48,066
Interest Rates	10,737,571	4.28%	15,740,482	192,301
Metals	1,559,263	0.62%	15,466,941	50,602
Stock Indices	1,461,903	0.58%	6,996,574	48,698

TOTAL	$15,455,910	6.16%	$46,533,700	$588,681

Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each month-end during the fiscal year. Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar quarter of fiscal years 2007 and 2006.

Material Limitations on Value at Risk as an Assessment of Market Risk

                                                The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time.  The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this “risk of ruin”.

Non-Trading Risk

                                                Foreign Currency Balances; Cash on Deposit with MLPF&S, NewEdge and PFPC Trust

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

                                                The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S, NewEdge or PFPC Trust.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.  This cash flow risk is generally insignificant.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

                                                The following qualitative disclosures regarding the Partnership’s market risk exposures, except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposure, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used by BRIM and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

                                                The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector:

                                                Interest Rates

                                                Interest rate risk is the principal market exposure of the Partnership.  Interest rate movements directly affect the price of futures and forward sovereign futures and forward bond positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries can be expected to materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes positions based upon or indexed to the government debt of smaller nations e.g., New Zealand and Australia.  BRIM anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

                                                Currencies

                                                The Partnership trades in a large number of currencies, and exchange rate risk is a significant market exposure of the Partnership.  The Partnership’s major exposures have typically been to pricing relationships between the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions as well as U.S. dollar/Canadian dollar, U.S. dollar/Australian dollar and U.S. dollar/Swiss franc.  BRIM does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.  The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

                                                The Partnership has significant equity exposure is to G-7 equity index price movements, although as of December 31, 2007, the Partnership’s primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

Metals

The Partnership’s primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Trading Advisors trade base metals such as aluminum, nickel, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals.  BRIM anticipates that gold will remain the primary metal market exposure for the Partnership.

                                                Agriculture Commodities

                                                The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2007.  In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future.  However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

                                                The following were the non-trading risk exposures of the Partnership as of December 31, 2007.

                                                Foreign Currency Balances

                                                The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euros.  The Partnership has minimal exchange rate exposure on these balances.

                                                U.S. Dollar Balances

                                                The Partnership holds its U.S. dollars in cash at MLPF&S, NewEdge and PFPC Trust.  The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S or NewEdge in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

                                                BRIM has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisors selected from time to time for the Partnership, and reviewing outstanding positions for over-concentration both on an Trading Advisor-by-Trading Advisor and on an overall Partnership basis.  While BRIM does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BRIM may urge Trading Advisors to reallocate positions, or itself reallocate Partnership assets among Trading Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentration.  However, such interventions are unusual.

                                                At the Trading Advisor level, each Trading Advisor applies its own risk management policies to its trading.  These policies generally limit the total exposure that may be taken per “risk unit” of assets under management.  In addition, many Trading Advisors follow diversification guidelines (often formulated in terms of the maximum margin, which they will commit to positions in any one contract or group of related contracts), as well as imposing “stop-loss” points at which open positions must be closed out. Occasionally, Trading Advisors will limit the market exposure of their Partnership account through acquiring put or call options which “collar” the risk of open positions.  However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, most Trading Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

                                                Certain Trading Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

Non-Trading Risk

                                                The Partnership controls the non-trading exchange-rate risk of its foreign currency balances by regularly converting these balances back into U.S. dollars on a weekly basis.

                                                The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S and NewEdge in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  BRIM does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S,  NewEdge and PFPC Trust.

Item 8:   Financial Statements and Supplementary Data

                                                                                               Financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2007, 2006 and 2005, are included as Exhibit 13.01 to this report.

                                                                                               The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006.  This information has not been audited.

Selected Quarterly Financial Data (unaudited)

                        BlackRock Global Horizons I L.P.

Net Income by Quarter

Eight Quarters through December 31, 2007

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007	2006	2006	2006	2006
Total Income (Loss)	$13,121,880	$(8,767,764)	$22,725,734	$(6,221,482)	$12,243,403	$(7,213,610)	$12,244,345	$13,554,927
Total Expenses	5,144,206	2,685,334	5,362,300	3,939,284	4,935,983	4,600,423	6,167,733	5,407,206
Net Income (Loss)	$7,977,674	$(11,453,098)	$17,363,434	$(10,160,766)	$7,307,420	$(11,814,033)	$6,076,612	$8,147,721

Net Income (Loss) per Series A Unit	$0.0433	$(0.0575)	$0.0800	$(0.0435)	$0.0303	$(0.0451)	$0.0230	$0.0285
Net Income (Loss) per Series F Unit	$10.13	$(13.65)	$19.33	$(10.52)	$7.46	$(10.89)	$5.41	$7.22
Net Income (Loss) per Series G Unit	$0.0443	$(0.0583)	$0.0830	$(0.0465)	n/a	n/a	n/a	n/a
Net Income (Loss) per Series I Unit	$0.0667	$(0.0513)	$0.0904	$(0.0390)	$0.0417	$(0.0375)	$0.0279	$0.0358

Weighted average units Series A	103,656,598	116,067,900	128,919,989	138,284,792	147,149,479	153,655,292	158,529,087	168,467,271
Weighted average units Series F	138,151	141,019	144,883	150,415	157,113	164,741	169,015	176,395
Weighted average units Series G	40,207,380	41,405,106	42,802,351	44,129,770	n/a	n/a	n/a	n/a
Weighted average units Series I	2,757,932	4,537,254	4,635,761	4,673,575	6,250,746	9,618,896	8,945,918	8,542,897

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

Item 9A: Controls and Procedures

Evaluation of Disclosure and Procedures

The General Partner, with the participation of the Partnership’s Chief Operating Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting ( as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of the Partnership’s Chief Executive Officer and Chief Financial Officer and effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment, the Partnership’s management concluded that, at December 31, 2007, the Partnership’s internal control over financial reporting was effective.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers  and Corporate Governance of the Registrant

10(a) and 10(b)                Identification of Directors and Executive Officers:

The Partnership is managed by BlackRock.  Trading decisions are made by the Trading Advisors on behalf of the Partnership.  BlackRock promotes the Partnership and is its controlling persons.

The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2007, and their respective business backgrounds are as follows.

Edward Rzeszowski                                     President of the Partnership (Age 36)

Michael L. Pungello                                  Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 50)

Howard P. Berkowitz                             Managing Director of BlackRock, Inc. (Age 67)

Edward Rzeszowski is the President of the General Partner and a Managing Director of the BlackRock Fund of Funds Team (described below).  His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage. Previously, Mr. Rzeszowski was a Director with Merrill Lynch’s fund of funds team.  In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. Previously, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line.  He became employed with Merrill Lynch in 1995 and has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries.  His additional previous work experience includes OMR Systems Corporation (a financial investments service company), where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

Michael L. Pungello is Chief Financial Officer of the General Partner and a Managing Director of BRIM.  Mr. Pungello was previously the Chief Financial Officer of MLAI.  He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Howard P. Berkowitz is the Chief Executive Officer and Chief Investment Officer of BlackRock’s Fund of Hedge Funds Group and Managing Director at BlackRock.  He is a member of BlackRock’s Management Committee. Mr. Berkowitz joined BlackRock, Inc. in 2003 when BlackRock acquired a majority interest in fund of fund manager HPB Management. Mr. Berkowitz continues to serve as President, CEO and CIO of that company, now named BlackRock HPB Management.  Prior to joining BlackRock, Mr. Berkowitz was the founder and managing partner of HPB Associates, a fund of hedge funds that he initially formed in 1979 as a traditional equity hedge fund. In 1967, Mr. Berkowitz co-founded and managed Steinhardt, Fine, Berkowitz & Co., one of the earliest successful entrants in the hedge fund industry.   Mr. Berkowitz served a three-year term as National Chairman of the Anti-Defamation League. He also serves on the boards and investment committees of the UJA Federation, Wharton Undergraduate School of Finance, Steadman Hawkins Sports Medicine Foundation, Cancer Research Institute, the Anti-Defamation League, and the New York City Ballet. In addition, Mr. Berkowitz currently serves as President of the Washington Institute for Near East Policy. Mr. Berkowitz earned a BS degree in economics from the Wharton School of the University of Pennsylvania in 1962, and a MBA degree from New York University in 1964.

As of December 31, 2007, BRIM’s general partner interest in the Partnership was valued at $2,589,473.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

(i)                                     Code of Ethics:

BRIM has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available upon request by calling 609-282-6996.

(j)                                     Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor BRIM has an audit committee.)

Item 11: Executive Compensation

The Partnership’s President and Chief Financial Officer, which are its only officers, managers, or employees, do not receive compensation from the Partnership.  Instead, they are remunerated by BRIM in their respective positions with BRIM.  The Partnership pays Brokerage Commissions to an affiliate of BRIM and Administrative Fees to BRIM. BRIM or its affiliates may also receive certain economic benefits from the possession of the Partnership’s U.S. dollar assets in offset accounts, as described in Item 1(c) above.  The managers and officers receive no “other compensation” from the Partnership.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or BRIM.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

(a)                                  Securities Authorized for Issuance Under Equity Compensation Plans:

None.

(b)                                 Security Ownership of Certain Beneficial Owners:

Not applicable, the Units are non-voting.  The Partnership is managed   by BlackRock Investment Management, LLC, its General Partner.

(c)                                  Security Ownership of Management:

As of December 31, 2007, BRIM owned 2,203,255 Units (unit-equivalent general partnership interests), which was approximately 1.66 % of the total Units outstanding.

(d)                                 Changes in Control:

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)                                  Transactions between Merrill Lynch, BRIM or PFPC and the Partnership:

The Partnership pays indirectly Merrill Lynch through MLPF&S and BRIM substantial brokerage commissions and administrative fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

In 2007, the Partnership expensed:  (i) Brokerage commissions of $9,681,646, which included $2,051,813 in consulting fees earned by the Trading Advisors (non-unitized Series paid consulting fees separately from the unitized Series); (ii) Administrative fees of $344,493 to BRIM; (iii) Sponsor fees of $641,684 (net of waiver) to BRIM; (iv) Clearing costs of $362,400 to MLPF&S; (v) Distribution fees of $1,766,803 to BRIM and (vi) Advisory fees for transfer agency services of $215,460 to PFPC.  In addition, BRIM and Merrill Lynch and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charge” and  “— Description of Current Charges” for a discussion of other business dealings between BRIM affiliates and the Partnership.

The Partnership is prohibited from making any loans, to management or otherwise

BRIM may be viewed as a beneficiary of the revenues received by different Merrill Lynch entities from the Partnership due to Merrill Lynch’s ownership stake in BRIM.  BRIM controls the management of the Partnership and serves as its promoter. Although BRIM has not sold any assets, directly or indirectly, to the Partnership, BRIM has made substantial profits from the Partnership due to the foregoing revenues.

(b)                                  Review, Approval or Ratification of Transactions with Related Persons:

All of the service providers to the Partnership, other than the Trading Advisors, NewEdge and OMR Systems Corporation are affiliates of BRIM or Merrill Lynch.  BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares.  However, none of the fees paid by the Partnership to any BRIM or Merrill Lynch party were negotiated, and they are likely higher than those that may have been obtained in arm’s-length bargaining.   OMR Systems Corporation provides administrative services to the Partnership and is paid by BRIM.   PFPC, an affiliate of BRIM, is the Transfer Agent of the Partnership and is paid by BRIM.

The Partnership is prohibited from making any loans, to management or otherwise.  No loans have been, are or will be outstanding between BRIM or any of its principals and the Partnership.

(c)                                  Transactions with Promoters:

BRIM paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  BRIM is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

(d)                                 Director Independence:

Not applicable.

Item 14: Principal Accountant Fees and Services

1)              Audit Fees

Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2007 were $110,000.  Aggregate fees for these services for the year ended December 31, 2006 were $100,000.

2)              Audit-Related Fees

There were no other audit-related fees for the years ended December 31, 2007 or 2006 related to the Partnership.

3)              Tax Fees

Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2007 were $235,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2006 were $182,000.

4)              All Other Fees

No fees were paid to Deloitte and Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2007 or 2006 for any other professional services in relation to the Partnership.

5)              Pre-Approval Policies

Although BRIM and the Partnership do not have pre-approval policies, the Chief Financial Officer of the Partnership pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	For the years ended December 31, 2007, 2006 and 2005:

	Statements of Operations	3

	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights	5-7

	Notes to Financial Statements	8-16

2.                                       Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                       Exhibits required by Item 601 of Regulation 5-k:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

1.01	Selling Agreement among the Partnership, BRIM, or MLPF&S, the Selling Agent and the Trading Advisors.

Exhibit 1.01:

Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-62998) filed on September 10, 1993, on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Registration Statement.

3.01(ii)	Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant’s report Form 10-K for the year ended December 31, 2004.

10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.

Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S or NewEdge.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.05	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit D).

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated December 6, 1995.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Edward Rzeszowski	President of the Registrant	March 28, 2008
Edward Rzeszowski	(Principal Executive Officer)

/s/Michael L. Pungello	Chief Financial Officer of the Registrant	March 28, 2008
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Howard P. Berkowitz	Managing Director of BlackRock, Inc.	March 28, 2008
Howard P. Berkowitz

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of BlackRock Investment Management LLC)

BLACKROCK INVESTMENT MANAGEMENT, LLC

General Partner of Registrant		March 28, 2008

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
Managing Director of BRIM

BLACKROCK GLOBAL HORIZONS I L.P.

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01	Certification of Edward Rzeszowski

Exhibit 31.02	Certification of Michael L. Pungello

Exhibit 32.01	Section 1350 Certification of Edward Rzeszowski

Exhibit 32.02	Section 1350 Certification of Michael L. Pungello