Form 10-Q
period 2008-03-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2008-05-15
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:
Equity in commodity futures trading accounts:
Cash (restricted cash $10,658,922 and $13,675,285)	$177,493,039	$183,073,502
Net unrealized profit on open contracts	205,138	2,609,639
Accrued interest and other assets	206,527	485,964

TOTAL ASSETS	$177,904,704	$186,169,105

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$3,449,182	$18,229,253
Profit Shares payable	3,998,334	1,877,704
Distribution fees payable	422,589	951,798
Trading Advisors’ management fees payable	190,128	452,594
Brokerage commissions and clearing costs payable	281,147	304,435
Sponsor fees payable	156,612	280,101
Administrator fees payable	204,327	181,732
Professional fees payable	195,000	96,539
Net unrealized loss on open contracts	256,524	—
Other fees payable	34,894	67,079

Total liabilities	9,188,737	22,441,235

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 2,203,255 Units)	2,811,630	2,589,473
Limited Partners - Unitized (122,507,816 and 130,216,471 Units)	165,904,337	161,138,397

Total partners’ capital	168,715,967	163,727,870

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$177,904,704	$186,169,105

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007
TRADING PROFITS (LOSSES):

Realized	$22,854,088	$(5,159,888)
Change in unrealized	(2,661,025)	(3,826,026)
Brokerage commissions and clearing costs	(390,332)	—

Total trading profits (losses)	19,802,731	(8,985,914)

INVESTMENT INCOME:
Interest income	970,631	2,764,432

EXPENSES:
Brokerage commissions	—	3,687,022
Profit Shares	4,152,175	120,962
Distribution fees	1,276,951	—
Trading Advisors’ management fees	583,220	—
Sponsor fees	535,569	—
Administrative fees	—	131,300
Administrator fees	209,595	—
Professional fees	127,884	—
Other	13,463	—

Total expenses before waiver	6,898,857	3,939,284
Sponsor fee waiver	(29,886)	—
Total expenses	6,868,971	3,939,284

NET INVESTMENT LOSS	(5,898,340)	(1,174,852)

NET INCOME (LOSS)	$13,904,391	$(10,160,766)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	90,316,670	138,284,792
Series F	134,817	150,415
Series G	39,036,583	44,129,770
Series I	838,160	4,673,575

Net income (loss) per weighted average General Partner and Limited Partner Unit*
Series A	$0.0847	$(0.0435)
Series F	$20.23	$(10.52)
Series G	$0.0880	$(0.05)
Series I	$0.1101	$(0.0390)

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income (loss) allocated to non-unitized interests for the three months ended March 31, 2007.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-Unitized	Total

PARTNERS’ CAPITAL, December 31, 2006	144,840,215	$2,041,990	$172,534,729	$52,772,626	$227,349,345

Combination	44,500,323	488,774	44,014,337	(44,500,323)	2,788

Additions	1,994,651	—	1,919,973	—	1,919,973

Net loss	—	(116,451)	(9,717,558)	(326,757)	(10,160,766)

Redemptions	(11,723,511)	—	(12,451,625)	(4,508,323)	(16,959,948)

PARTNERS’ CAPITAL, March 31, 2007	179,611,678	$2,414,313	$196,299,856	$3,437,223	$202,151,392

PARTNERS’ CAPITAL, December 31, 2007	132,419,726	$2,589,473	$161,138,397	$—	$163,727,870

Additions	1,633,642	—	1,699,998	—	1,699,998

Net income	—	222,157	13,682,234	—	13,904,391

Redemptions	(9,342,297)	—	(10,616,292)	—	(10,616,292)

PARTNERS’ CAPITAL, March 31, 2008	124,711,071	$2,811,630	$165,904,337	$—	$168,715,967

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements as of and for the periods ended March 31, 2008 and March 31, 2007 are unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of March 31, 2008 and December 31, 2007, and the results of its operations for the three month periods ended March 31, 2008 and 2007. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 (the “Form 10-K”).

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

Prior to September 1, 2007, the Partnership paid brokerage commissions at the following monthly rates: Series A, F and G paid a 7.00% annual rate and Series I paid a 4.00% annual rate.  In addition, the Partnership paid an administrative fee of 0.025% annually.

Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.  The new structure includes the following expenses:  Series A, F and G pay sponsor fees at an annual rate of 1.25% and Series I pays sponsor fees at a rate of 1.00% of that Series net assets.  Series A, F and G pay distribution fees of 3.00% of that Series net assets.  Series I does not pay a distribution fee.  Each Series pays management fees to the Trading Advisors ranging up to 2.5% of that Series net assets allocated to each individual Trading Advisor and profit shares ranging from 17% to 25%.  Such fees are based upon agreements between each Trading Advisor and the Partnership.  Actual operating costs incurred are also charged to each Series pro-rata.

Clearing brokers are paid actual commodity brokerage commissions and clearing costs at market rates on a per trade basis, and as such, are recorded as a reduction of trading profit.

In addition, BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”) will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor’s profit shares (such fees and expenses, exclusive of the Trading Advisor’s profit shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”).  Because the Series I Units are not subject to the 3.0% distribution fee, the Expense Cap for such Series I Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units.  The Expense Cap works as follows: On each Regularly Scheduled Calculation Date BRIM will waive that portion of the sponsor fees that would otherwise be payable to BRIM that is necessary to reduce the Capped Expenses until they equal the Expense Cap.  If the waiver of the sponsor fees is not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BRIM will pay those Capped Expenses necessary so that Capped Expenses do not exceed the Expense Cap.  However, if on any Regularly Scheduled Calculation Date Capped Expenses are less than the Expense Cap, the difference will be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM on preceding Calculation Dates in the same calendar year.  Any such amounts may not be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM in preceding calendar years.

The Partnership pays all ongoing offering costs relating to the Units and also pays all of its operating costs (including legal, accounting, printing, postage and similar administrative expenses as well as any extraordinary expenses it may incur).

As of December 31, 2007, BlackRock began the formal liquidation of Principal Protection Plus Ltd., the sole investor in the non-unitized series of the Partnership. As such, Principal Protection Plus Ltd. redeemed its investment in the Partnership as of December 31, 2007.

2.               NET ASSET VALUE PER UNIT

At March 31, 2008 and December 31, 2007, the net asset values (“Net Asset Value”) of the different series of Units were:

March 31, 2008

(unaudited)

Series	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$91,511,866	85,722,272	$1.0675
Series F	34,053,911	132,832	$256.37
Series G	42,442,828	38,240,488	$1.1099
Series I	707,362	615,479	$1.1493
Total partners’ capital	$168,715,967	124,711,071

December 31, 2007

Series	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$90,473,777	91,995,885	$0.9835
Series F	32,035,694	135,637	$236.19
Series G	40,219,435	39,338,704	$1.0224
Series I	998,964	949,500	$1.0520
Total partners’ capital	$163,727,870	132,419,726

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

BRIM has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions, or itself reallocating Partnership assets among

Trading Advisors (although typically only as of the end of a month) for over-concentrations.  While BRIM does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BRIM may urge the Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  Except in cases in which it appears that the Trading Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BRIM’s basic risk control procedures consist simply of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisors themselves.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”) and NewEdge Financial, Inc. (“NewEdge”, formerly known as Calyon Financial Inc.) acting as its commodity brokers. Pursuant to the brokerage agreements with MLPF&S and NewEdge (which includes netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S and NewEdge, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Partnership adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. FAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner of the Partnership’s assumptions about what information market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

FAS 157 establishes a hierarchy that classifies these inputs into the two broad levels listed below:

•              Level 1 – price quotations in active markets/exchanges for identical securities

•              Level 2 – Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

•              Level 3 – Primarily unobservable inputs for the valuation of the asset or liability.  Level 3 assets include investments for which there is little, if any, market activity.  These inputs require significant judgment or estimation by the General Partner of the Partnership.

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008.

		Quoted Prices in Active Markets for Indentical Assets	Significant Other Observable Inpues
	03/31/08	(Level 1)	(Level 2)
Net unrealized profit on derivative contracts	$205,138	$132,099	$73,039
Net unrealized profit (loss) on derivative contracts	$(256,524)	$(605,891)	$349,367
Net unrealized profit (loss) on derivative contracts	$(51,386)	$(473,792)	$422,406

In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  FAS 161 expands the disclosure requirements for derivative instruments and hedging activities.  FAS 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are account for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of FAS 161 is not expected to impact the Partnership’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2007	$234.65	$227.97	$220.32
2008	$243.08	$256.88	$256.37

Performance Summary

January 1, 2008 to March 31, 2008

The Partnership had a profitable quarter, particularly from record moves across markets in January and February.  The currencies sector was the strongest sector for the quarter, followed by the Interest rates, Agricultural commodities, Stock Indices, Energies, and the Metals sectors.

The Currency sector was the strongest performing sector for the Partnership. Long exposures to the Euro, Swiss Franc, and Japanese yen versus the U.S. dollar contributed to profits.  The U.S. dollar posted its biggest quarterly loss against the Euro in almost four years due to the dispersion in Central Bank policies.  Specifically, the U.S. Federal Reserve cut its target lending rate by 75 basis points, the most since 1984, to revive the economy while the European Central Bank held borrowing costs at a six-year high to contain inflation.  Also during March, the U.S. dollar fell below 96 Japanese yen for the first time in 12 years after the U.S. Federal Reserve made its first weekend change in borrowing costs since 1979.

Trading in Interest rates also contributed significantly to profits.  Long exposures to U.S. treasuries, Eurodollars, and German bunds during January and February contributed to gains as mounting losses in credit markets and the slowing U.S. economy drove investors to the relative safety of government debt.

Trading in Agricultural commodities posted gains as well, despite losses posted late in the quarter.  Long exposures to wheat, soybeans, and corn drove performance on speculation that surging Chinese demand for food, animal feeds, and bio-fuels will reduce U.S. inventories.  Although markets retreated in March from record levels that were reached earlier in the quarter, the sector was profitable overall.

Trading in Stock indices was profitable throughout the quarter. Short exposures to equity indices including the S&P, Nikkei, and FTSE contributed to performance for the quarter.  For the quarter, the S&P declined over -9%, the Nikkei -17.5%, and the FTSE over-10%.

Trading in energies also contributed despite losses early on in the quarter.  Long exposures to crude oil, heating oil, and natural gas drove performance in the energy sector.  In March, crude oil rose to a record $111 a barrel, pushing through what had been the previous inflation-adjusted record of $103.59 set in the 1980s, as the sinking value of the U.S. dollar attracted investors to commodity markets.

Trading in metals also contributed.  Long exposures to gold and silver contributed to performance on increased demand for the metals as a hedge against inflation.  For the quarter, gold rallied over +9%, surging to over $1,000 an ounce mid March, and silver rallied almost +17%.

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

Item 4. Controls and Procedures

BRIM, the General Partner of BlackRock Global Horizons I L.P., with the participation of the Partnership’s Principal Executive Officer and the Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no pending proceedings to which the Partnership or BRIM is a party.

As of September 29, 2006, the Partnership’s general partner became BRIM.  The former general partner was Merrill Lynch Alternative Investments (“MLAI”).  Until September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers L.P. (“MLIM”), which in turn was an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  On September 29, 2006 Merrill Lynch and BlackRock, Inc. merged asset management businesses of MLIM and BlackRock to create a new independent asset management company.  All of the conduct complained of in the Order described below occurred prior to the General Partner’s acquisition by BlackRock.  On July 30, 2007, the General Partner of the Partnership, as successor to MLIM, consented to the entry of an order (the “Order”) of the Commodity Futures Trading Commission (“CFTC”) which imposed a $500,000 civil penalty against MLIM and MLAI, another wholly-owned subsidiary of Merrill Lynch.  The Order found that for the years 2001 through 2005, MLIM and MLAI failed to distribute to commodity pool participants and file with the National Futures Association certain commodity pools’ annual reports in a timely manner in violation of CFTC Regulation 4.22(c).  It was ordered that MLIM and MLAI cease and desist from violations of such regulation.  The civil penalty was entirely paid by Merrill Lynch.

Item 1A. Risk Factors

Risk Associated with Allocation to Portfolio Funds

The General Partner may allocate the Partnership’s assets either to accounts managed by Trading Advisors on behalf of the Partnership or to one or more commodity pools, (each a “Portfolio Fund”), operated and traded by such Trading Advisors, provided that such Trading Advisors are registered as “commodity pool operators” under the Commodity Exchange Act. The General Partner will lose some element of control over the assets allocated to a Portfolio Fund in that such Portfolio Fund’s Trading Advisor (rather than the General Partner) will determine where their money is custodied, who acts as futures broker and the like.  Certain Portfolio Funds may maintain their assets in unregulated accounts fully subject to the risk and the credit rating of the broker.  In some cases, the General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.

Most Portfolio Funds permit redemptions only once a month as of the month-end or quarterly as of the quarter-end, whereas in a managed account the General Partner can close the account at any time.  The Partnership will only be able to reduce its allocation to such Portfolio Funds periodically.  Further, some Portfolio Funds may have the ability to delay or suspend redemptions in certain circumstances.  Thus, the General Partner’s ability to exit from a Trading Advisor and redeploy assets may be limited.

It is possible that the annual Schedule K-1 that investors receive for tax reporting purposes will arrive later if one or more of the Portfolio Funds run late in getting its own K-1s out to investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.  The selling agent of the following Series of Units was FAM Distributors, a wholly-owned subsidiary of Merrill Lynch and an affiliate of BlackRock.

	SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-07	$914,992	950,641	$0.9625	Jan-07	$—	—	$1.0010
Feb-07	569,990	583,289	0.9772	Feb-07	—	—	1.0187
Mar-07	434,991	457,933	0.9499	Mar-07	—	—	0.9929
Apr-07	834,995	909,482	0.9181	Apr-07	—	—	0.9616
May-07	214,995	226,884	0.9476	May-07	—	—	0.9951
Jun-07	30,000	30,621	0.9797	Jun-07	—	—	1.0307
Jul-07	374,998	375,900	0.9976	Jul-07	—	—	1.0519
Aug-07	175,000	179,616	0.9743	Aug-07	—	—	1.0302
Sep-07	39,999	44,027	0.9085	Sep-07	—	—	0.9634
Oct-07	24,999	26,561	0.9412	Oct-07	—	—	1.0007
Nov-07	1,374,998	1,412,427	0.9735	Nov-07	—	—	1.0375
Dec-07	665,998	689,510	0.9659	Dec-07	—	—	1.0308
Jan-08	500,000	508,388	0.9835	Jan-08	—	—	1.0520
Feb-08	65,000	64,210	1.0123	Feb-08	—	—	1.0850
Mar-08	1,134,998	1,061,044	1.0697	Mar-08	—	—	1.1492

(b) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Beginning October 1, 2007, the Partnership added NewEdge as a clearing broker.  NewEdge is one of the world’s leading brokers of options and futures and provides its institutional clients direct access to all major futures and options markets. NewEdge is based in Chicago and has offices in the world’s 13 largest financial markets, ensuring clients’ access to more than 60 individual markets in Europe, the Americas and Asia.

PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner, provides custody services for the Partnership. As of May 9, 2008 $139,739,693 was held in custody at PFPC Trust.

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

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 15, 2008	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 15, 2008	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)