Form 10-Q
period 2008-06-30
BLACK ROCK GLOBAL HORIZONS LP
filed 2008-08-14
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐  Accelerated filer ☐    Non-Accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS:
Cash	$140,907,545	$272,342
Equity in commodity futures trading accounts:
Cash (restricted cash $14,469,893 and $13,675,285)	33,020,436	182,801,160
Net unrealized profit on open contracts	4,083,947	2,609,639
Accrued interest and other assets	332,621	485,964

TOTAL ASSETS	$178,344,549	$186,169,105

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,200,030	$18,229,253
Profit Shares payable	3,100,718	1,877,704
Distribution fees payable	424,802	951,798
Trading Advisors' management fees payable	189,034	452,594
Brokerage commissions and clearing costs payable	283,836	304,435
Sponsor fees payable	123,433	280,101
Administrator fees payable	159,956	181,732
Professional fees payable	186,121	96,539
Other fees payable	17,506	67,079

Total liabilities	5,685,436	22,441,235

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 2,203,255 Units Issued and Outstanding)	2,825,711	2,589,473
Limited Partners (126,302,792 and 130,216,471 Units Issued and Outstanding)	169,833,402	161,138,397

Total partners’ capital	172,659,113	163,727,870

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$178,344,549	$186,169,105

NET ASSET VALUE PER UNIT (Note 3)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
TRADING PROFITS:
Realized	$(353,068)	$18,303,923	$22,501,020	$13,144,035
Change in unrealized	4,135,333	1,878,112	1,474,308	(1,947,914)
Brokerage commissions and clearing costs	(406,103)	—	(796,435)	—
Total trading profits	3,376,162	20,182,035	23,178,893	11,196,121

INVESTMENT INCOME:
Interest	930,666	2,543,699	1,901,297	5,308,131

EXPENSES:
Brokerage commissions	—	3,686,839	—	7,373,861
Profit Shares	793,186	1,542,989	4,945,361	1,663,951
Distribution fees	1,242,821	—	2,519,772	—
Trading Advisors’ management fees	561,594	—	1,144,814	—
Sponsor fees	520,676	—	1,056,245	—
Administrative fees	—	132,472	—	263,772
Administrator fees	179,595	—	389,190	—
Professional fees	150,921	—	278,805	—
Other	14,723	—	28,186	—
Total expenses before waiver	3,463,516	5,362,300	10,362,373	9,301,584
Sponsor fee waiver	(54,631)	—	(84,517)	—
Total expenses	3,408,885	5,362,300	10,277,856	9,301,584

NET INVESTMENT LOSS	(2,478,219)	(2,818,601)	(8,376,559)	(3,993,453)

NET INCOME	$897,943	$17,363,434	$14,802,334	$7,202,668

NET INCOME PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	90,334,878	128,919,989	90,325,774	133,602,390
Series F	131,549	144,883	133,183	147,649
Series G	37,776,534	42,802,351	38,406,558	43,466,061
Series I	615,479	4,635,761	726,819	4,654,668
Net income per weighted average General Partner and Limited Partner Unit*
Series A	$0.0062	$0.0800	$0.0909	$0.0322
Series F	$1.09	$19.33	$21.55	$8.25
Series G	$0.0048	$0.0830	$0.0942	$0.0345
Series I	$0.0137	$0.0904	$0.1385	$0.0508

*Calculation of net income per weighted average general partner and limited partner unit excludes net income allocated to non-unitized interests for the three and six months ended June 30, 2007.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(unaudited)

	Limited Partners
		General
	Units	Partner	Unitized	Non-unitized	Total

PARTNERS’ CAPITAL, December 31, 2006	144,840,215	$2,041,990	$172,534,729	$52,772,626	$227,349,345

Combination	44,500,323	488,774	44,011,549	(44,500,323)	—

Additions	3,161,638	—	3,002,751	—	3,002,751

Net income (loss)	—	93,889	7,155,678	(46,899)	7,202,668

Redemptions	(27,790,993)	—	(29,202,364)	(4,818,195)	(34,020,559)

PARTNERS’ CAPITAL, June 30, 2007	164,711,183	$2,624,653	$197,502,343	$3,407,209	$203,534,205

PARTNERS’ CAPITAL, December 31, 2007	132,419,726	$2,589,473	$161,138,397	$—	$163,727,870

Additions	10,344,298	—	10,799,992	—	10,799,992

Net income	—	236,238	14,566,096	—	14,802,334

Redemptions	(14,257,977)	—	(16,671,083)	—	(16,671,083)

PARTNERS’ CAPITAL, June 30, 2008	128,506,047	$2,825,711	$169,833,402	$—	$172,659,113

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements as of and for the periods ended June 30, 2008 and June 30, 2007 are unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of June 30, 2008 and December 31, 2007, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 (the “Form 10-K”). Certain amounts in the Partnership’s prior period financial statements have been reclassified to conform to the current presentation.

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

Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.  The new structure includes the following expenses:  Series A, F and G pay sponsor fees at an annual rate of 1.25% and Series I pays sponsor fees at a rate of 1.00% of that Series net assets.  Series A, F and G pay distribution fees of 3.00% of that Series net assets.  Series I does not pay a distribution fee.  Each Series pays management fees to the Trading Advisors ranging up to 2.50% of that Series net assets allocated to each individual Trading Advisor and Profit Shares ranging from 17% to 25%.  Such fees are based upon agreements between each Trading Advisor and the Partnership.  Actual operating costs incurred are also charged to each Series pro-rata.

Clearing brokers are paid actual brokerage commissions and clearing costs at market rates on a per trade basis, and as such, are recorded as a reduction of trading profit.

In addition, BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”) will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor’s Profit Shares (such fees and expenses, exclusive of the Trading Advisor’s Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”).  Because the Series I Units are not subject to the 3.00% distribution fee, the Expense Cap for such Series I Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units.  The Expense Cap works as follows: On each Regularly Scheduled Calculation Date BRIM will waive that portion of the sponsor fees that would otherwise be payable to BRIM that is necessary to reduce the Capped Expenses until they equal the Expense Cap.  If the waiver of the sponsor fees is not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BRIM will pay those Capped Expenses necessary so that Capped Expenses do not exceed the Expense Cap.  However, if on any Regularly Scheduled Calculation Date Capped Expenses are less than the Expense Cap, the difference will be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM on preceding Calculation Dates in the same calendar year.  Any such amounts may not be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM in preceding calendar years.

The Partnership pays all ongoing offering costs relating to the Units and also pays all of its operating costs (including legal, accounting, printing, postage and similar administrative expenses as well as any extraordinary expenses it may incur).

As of December 31, 2007, BlackRock liquidated Principal Protection Plus Ltd., the sole investor in the non-unitized series of the Partnership. As such, Principal Protection Plus Ltd. redeemed its investment in the Partnership as of December 31, 2007.

2.               FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Partnership adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. FAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner of the Partnership’s assumptions about what information market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

FAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2008.

		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
	06/30/08	(Level 1)	(Level 2)
Net unrealized profit on derivative contracts	$4,083,947	$3,809,336	$274,611

3.               NET ASSET VALUE PER UNIT

At June 30, 2008 and December 31, 2007, the net asset values (“Net Asset Value”) of the different series of Units were:

June 30, 2008

(unaudited)

			Net Asset
		Number of	Value per
Series	Net Asset Value	Units	Unit

Series A	$97,318,869	90,746,319	$1.0724
Series F	33,335,103	129,405	$257.60
Series G	41,289,357	37,014,844	$1.1155
Series I	715,784	615,479	$1.1630
Total partners’ capital	$172,659,113	128,506,047

December 31, 2007

			Net Asset
		Number of	Value per
Series	Net Asset Value	Units	Unit

Series A	$90,473,777	91,995,885	$0.9835
Series F	32,035,694	135,637	$236.19
Series G	40,219,435	39,338,704	$1.0224
Series I	998,964	949,500	$1.0520
Total partners’ capital	$163,727,870	132,419,726

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”) and NewEdge Financial, Inc. (“NewEdge”) acting as its commodity brokers. Pursuant to the brokerage agreements with MLPF&S and NewEdge (which includes netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S and NewEdge, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial Condition under Equity in commodity futures trading accounts.

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 expands the disclosure requirements for derivative instruments and hedging activities.  FAS 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of FAS 161 is not expected to impact the Partnership’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60

Performance Summary

January 1, 2008 to June 30, 2008

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

Trading in Stock indices was profitable throughout the quarter. Short exposures to equity indices including the S&P, Nikkei, and FTSE contributed to performance for the quarter.  For the quarter, the S&P declined over -9%, the Nikkei -17.5%, and the FTSE over -10%.

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

April 1, 2008 to June 30, 2008

The Partnership had a profitable quarter, particularly due to strong performance in May and June as trends in Energy and Stock indices continued. The energy sector was the strongest sector for the quarter, followed by the stock indices and agricultural commodities.  Losses were posted in the metals, currencies and interest rates sectors.

Trading in the energy sector was the leading sector through long exposures to crude oil, heating oil and natural gas which contributed each month during the quarter as the energy sector continued to reach new highs.  During April the continued rally of crude oil, reaching a record of $119.93 a barrel intra month, benefited from long exposures to the energy sector held by most Trading Advisors. The sector posted positive results in May, again on a continuation of the strong trends evident in energy markets.  Crude oil futures reached $135.09 in May, the highest price since trading began, on continued high demand levels, supply constraints, and financial analysts high price outlooks.  Trading Advisors continued to hold long exposures to energy markets, however, had reduced size as profit targets were hit and volatility became heightened. Long exposures to crude oil, heating oil, and natural gas continued to result in positive performance for the energy sector at quarter end.  Crude oil prices reached a record high of $140 a barrel in June, spurred by news that Libya was studying the possibility of a production cut in response to U.S. threats against oil producers and a weaker U.S. dollar.

Trading in Stock indices was profitable for the quarter, despite losses early in the quarter.  The sector was the largest detraction from performance in April.  While equity markets rallied over April, the reduction of volatility as exemplified by the -18.82% decline in the VIX (the Chicago Board Options Exchange Volatility Index), made it difficult for Trading Advisors to build positions.  In June, the stock indices sector was the strongest sector through short exposures.  During June, U.S. stocks tumbled, sending the Dow Jones Industrial Average to its worst June since the Great Depression, as a result of record oil prices, credit-market write downs and a slowing economy.  German stocks dropped to the lowest in three months as concern deepened that slowing economic growth will curb companies’ earnings.

Trading in Agricultural commodities also contributed to performance during the quarter due to long exposures to agricultural commodities.  Mid-quarter, trading in agricultural commodities was a bit more mixed depending on manager positioning.  In June long exposures to corn and soybeans led performance as corn gained over 20% and soybeans over 17% on speculation that more rain and flooding in the U.S. Midwest may hurt crops, and as demand for commodities increased as an inflationary hedge.

Trading in metals slightly detracted from performance for the quarter.  Trading in metals, namely short exposures to aluminum, copper, and gold detracted from performance.

The currency sector posted losses for the Partnership, especially early in the quarter.  The U.S. dollar declined the first two weeks of the month versus most major currencies, but experienced sharp reversals the second half of the month, particularly against the Euro, Swiss franc, and Japanese yen.  Short exposures to the Great Britain Pound (“GBP”) and long exposures to the Euro versus the U.S. dollar detracted.  The GBP ended the month down slightly versus the U.S. dollar, however, rallied the second half of the month and detracted from Trading Advisors’ increased short holdings.  The Euro declined 0.44% versus the U.S. dollar for the month after strengthening on surging crude oil prices, before selling off the last week of May on increased durable goods orders and revised 1st quarter gross domestic product.

Trading in interest rates was the largest detraction from performance, primarily from long exposures to Eurodollars, U.S. treasuries, and Japanese government bonds (“JGBs”) held during April.  The instruments detracted as continued inflation concerns in Europe and Japan reduced the demand for government debt and, in the case of the European Central Bank, may prevent future rate cuts.

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

None.

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

It is possible that the annual Schedule K-1 that investors receive for tax reporting purposes will arrive later if one or more of the Portfolio Funds are delayed in distributing its own Schedule K-1s to investors.

Dependence on Trends

The best trading method or strategy, whether based on technical and/or fundamental analysis, will not be profitable if there are no price moves or trends of the kind that the strategy seeks to identify and follow.  In the past, there have been periods without discernible trends and, presumably, such periods will continue to occur in the future.  Any factor which would lessen the prospect of major trends occurring in the future may reduce the prospect that a Trading Advisor, whether employing a technical and/or fundamental trading strategy, will be profitable in the future.  Any factor which would make it more difficult to execute trades at desired prices in accordance with the Trading Advisor’s trading strategy (such as a significant lessening of liquidity in a particular market) would also be detrimental to profitability.

Swaps and Other Derivatives

The Trading Advisors may enter into swap and similar derivative transactions which seek to modify or replace the investment performance of particular interest rates, currencies, securities, investment fund interests, indices, prices or markets on a leveraged or an unleveraged basis.  A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal (“notional”) amount or quantity.  Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets.  As a result, the Trading Advisors are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trading Advisors trades.  The swap market is generally not regulated by any United States or foreign governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trading Advisors deal may limit the size or duration of positions available to the Trading Advisors as a consequence of credit considerations.  Participants in the swap markets are not required to make continuous markets in the swap contracts they trade.

General Commodity Futures Trading Risks

The Trading Advisors invest the assets of the Partnership in futures, forwards and options, and such trading can quickly lead to large losses as well as gains. Such trading losses can sharply reduce the net asset value of the Partnership and consequently the value of an investor’s interest in the Partnership. In addition, potential restrictions on redemption may affect an investor’s ability to withdraw from participation in the Partnership. Further, the Partnership may be subject to substantial charges for management, distribution, advisory and brokerage fees. The Partnership will need to make substantial trading profits to avoid depletion or exhaustion of its assets over time. This brief statement cannot disclose all the risks and other factors related to participation in the Partnership. Therefore, before any prospective investor decides to invest in the Partnership, the prospective investor should carefully study the Partnership’s disclosure document, including the description of the principal risk factors stated therein. The Trading Advisors may also cause the Partnership to trade foreign futures, forwards or options contracts. Transactions on markets located outside the United States, including markets formally linked to a United States market, may be subject to regulations which offer different or diminished protection to the Partnership and its participants. Further, United States regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-United States jurisdictions where transactions for the Partnership maybe effected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                 (a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.  The selling agent of the following Series of Units was FAM Distributors, a wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”) and an affiliate of BlackRock.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-07	$914,992	950,641	$0.9625
Feb-07	569,990	583,289	0.9772
Mar-07	434,991	457,933	0.9499
Apr-07	834,995	909,482	0.9181
May-07	214,995	226,884	0.9476
Jun-07	30,000	30,621	0.9797
Jul-07	374,998	375,900	0.9976
Aug-07	175,000	179,616	0.9743
Sep-07	39,999	44,027	0.9085
Oct-07	24,999	26,561	0.9412
Nov-07	1,374,998	1,412,427	0.9735
Dec-07	665,998	689,510	0.9659
Jan-08	500,000	508,388	0.9835
Feb-08	65,000	64,210	1.0123
Mar-08	1,134,998	1,061,044	1.0697
Apr-08	1,959,998	1,836,064	1.0675
May-08	6,599,996	6,357,153	1.0382
Jun-08	540,000	517,439	1.0436

SERIES I

	Subscription
	Amount	Units	NAV
Jan-07	$—	—	$1.0010
Feb-07	—	—	1.0187
Mar-07	—	—	0.9929
Apr-07	—	—	0.9616
May-07	—	—	0.9951
Jun-07	—	—	1.0307
Jul-07	—	—	1.0519
Aug-07	—	—	1.0302
Sep-07	—	—	0.9634
Oct-07	—	—	1.0007
Nov-07	—	—	1.0375
Dec-07	—	—	1.0308
Jan-08	—	—	1.0520
Feb-08	—	—	1.0850
Mar-08	—	—	1.1492
Apr-08	—	—	1.1493
May-08	—	—	1.1204
Jun-08	—	—	1.1290

                 (b) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 14, 2008	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 14, 2008	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)