Form 10-Q
period 2008-09-30
BLACK ROCK GLOBAL HORIZONS LP
filed 2008-11-13
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐  No  ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2008	2007

ASSETS:
Cash	$169,840,456	$272,342
Equity in commodity futures trading accounts:
Cash (restricted cash $12,232,580 and $13,675,285)	30,931,582	182,801,160
Net unrealized profit on open contracts	5,847,290	2,609,639
Accrued interest and other assets	288,777	485,964

TOTAL ASSETS	$206,908,105	$186,169,105

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,806,047	$18,229,253
Profit Shares payable	1,911,132	1,877,704
Distribution fees payable	505,906	951,798
Trading Advisors’ management fees payable	227,791	452,594
Brokerage commissions and clearing costs payable	20,898	304,435
Sponsor fees payable	145,509	280,101
Administrator fees payable	113,522	181,732
Professional fees payable	225,781	96,539
Other fees payable	19,621	67,079

Total liabilities	4,976,207	22,441,235

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 2,203,255 Units Issued and Outstanding)	2,765,747	2,589,473
Limited Partners (158,914,585 and 130,216,471 Units Issued and Outstanding)	199,166,151	161,138,397

Total partners’ capital	201,931,898	163,727,870

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$206,908,105	$186,169,105

NET ASSET VALUE PER UNIT (Note 3)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
TRADING PROFITS:

Realized	$(2,148,047)	$(11,808,879)	$20,352,973	$1,335,156
Change in unrealized	1,763,343	703,763	3,237,651	(1,244,151)
Brokerage commissions and clearing costs	(421,430)	(179,459)	(1,217,865)	(179,459)

Total trading profits (losses)	(806,134)	(11,284,575)	22,372,759	(88,454)

INVESTMENT INCOME:
Interest	920,348	2,337,352	2,821,645	7,645,483

EXPENSES:
Brokerage commissions	—	2,249,544	—	9,623,405
Profit Shares	124,664	(748,719)	5,070,025	915,232
Distribution fees	1,359,777	449,388	3,879,549	449,388
Trading Advisors’ management fees	614,222	251,610	1,759,036	251,610
Sponsor fees	569,520	190,559	1,625,765	190,559
Administrative fees	—	80,721	—	344,493
Administrator fees	124,500	69,865	513,690	69,865
Professional fees	158,925	27,083	437,730	27,083
Other	145,251	6,978	173,437	6,978
Total expenses before waiver	3,096,859	2,577,029	13,459,232	11,878,613
Sponsor fee waiver	(89,634)	(71,154)	(174,151)	(71,154)
Total expenses	3,007,225	2,505,875	13,285,081	11,807,459

NET INVESTMENT LOSS	(2,086,877)	(168,523)	(10,463,436)	(4,161,976)

NET INCOME (LOSS)	$(2,893,011)	$(11,453,098)	$11,909,323	$(4,250,430)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	107,876,138	116,067,900	96,175,895	127,757,560
Series F	128,312	141,019	131,559	145,439
Series G	36,729,365	41,405,106	37,847,494	42,779,076
Series I	615,479	4,537,254	689,706	4,615,530

Net income (loss) per weighted average General Partner and Limited Partner Unit*
Series A	$(0.0117)	$(0.0575)	$0.0723	$(0.0186)
Series F	$(5.68)	$(13.65)	$16.28	$(4.86)
Series G	$(0.0245)	$(0.0583)	$0.0718	$(0.0214)
Series I	$(0.0139)	$(0.0513)	$0.1336	$0.0009

*Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income allocated to non-unitized interests for the three and nine months ended September 30, 2007.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

		General	Limited Partners
	Units	Partner	Unitized	Non-unitized	Total

PARTNERS’ CAPITAL, December 31, 2006	144,840,215	$2,041,990	$172,534,729	$52,772,626	$227,349,345

Combination	44,500,323	488,774	44,011,549	(44,500,323)	—

Additions	3,761,176	—	3,592,742	—	3,592,742

Net loss	—	(53,237)	(3,942,143)	(255,050)	(4,250,430)

Redemptions	(37,013,598)	—	(38,666,006)	(4,818,195)	(43,484,201)

PARTNERS’ CAPITAL, September 30, 2007	156,088,116	$2,477,527	$177,530,871	$3,199,058	$183,207,456

PARTNERS’ CAPITAL, December 31, 2007	132,419,726	$2,589,473	$161,138,397	$—	$163,727,870

Additions	46,459,766	—	47,793,994	—	47,793,994

Net income	—	176,274	11,733,049	—	11,909,323

Redemptions	(17,761,652)	—	(21,499,289)	—	(21,499,289)

PARTNERS’ CAPITAL, September 30, 2008	161,117,840	$2,765,747	$199,166,151	$—	$201,931,898

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements as of and for the periods ended September 30, 2008 and September 30, 2007 are unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of September 30, 2008 and December 31, 2007, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results for the full year.

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

Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.  The new structure includes the following expenses:  Series A, F and G pay sponsor fees at an annual rate of 1.25% and Series I pays sponsor fees at a rate of 1.00% of that Series’ net assets.  Series A, F and G pay distribution fees of 3.00% of that Series’ net assets.  Series I does not pay a distribution fee.  Each Series pays management fees to the Trading Advisors ranging up to 2.50% of that Series’ net assets allocated to each individual Trading Advisor and profit shares (“Profit Shares”) ranging from 17% to 25%.  Such fees are based upon agreements between each Trading Advisor and the Partnership.  Actual operating costs incurred are also charged to each Series pro-rata.

Clearing brokers are paid actual brokerage commissions and clearing costs at market rates on a per trade basis, and as such, are recorded as a reduction of trading profit.

In addition, BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”) will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisors’ Profit Shares (such fees and expenses, exclusive of the Trading Advisors’ Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”).  Because the Series I Units are not subject to the 3.00% distribution fee, the Expense Cap for such Series I Units is 4.25%

annually, rather than the 7.25% annual Expense Cap for all other Units.  The Expense Cap works as follows: On each Regularly Scheduled Calculation Date BRIM will waive that portion of the sponsor fees that would otherwise be payable to BRIM that is necessary to reduce the Capped Expenses until they equal the Expense Cap.  If the waiver of the sponsor fees is not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BRIM will pay those Capped Expenses necessary so that Capped Expenses do not exceed the Expense Cap.  However, if on any Regularly Scheduled Calculation Date Capped Expenses are less than the Expense Cap, the difference will be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM on preceding Calculation Dates in the same calendar year.  Any such amounts may not be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM in preceding calendar years.

The Partnership pays all ongoing offering costs relating to the Units and also pays all of its operating costs (including legal, accounting, printing, postage and similar administrative expenses as well as any extraordinary expenses it may incur).

PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner, provides custody services for the Partnership. As of September 30, 2008 $169,840,456 was held in custody at PFPC Trust.

As of December 31, 2007, BlackRock liquidated Principal Protection Plus Ltd., the sole investor in the non-unitized series of the Partnership. As such, Principal Protection Plus Ltd. redeemed its investment in the Partnership as of December 31, 2007.

2.     FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Partnership adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. FAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner of the Partnership’s assumptions about what information market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

FAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

•	Level 1 – price quotations in active markets/exchanges for identical securities
•

Level 2 – Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as those used in models or other valuation methodologies.

•

Level 3 – Primarily unobservable inputs for the valuation of the asset or liability.  Level 3 assets include investments for which there is little, if any, market activity.  These inputs require significant judgment or estimation by the General Partner of the Partnership.

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	September 30, 2008	(Level 1)	(Level 2)
Net unrealized profit on derivative contracts	$5,847,290	$6,008,655	$(161,365)

3.     NET ASSET VALUE PER UNIT

At September 30, 2008 and December 31, 2007, the net asset values (“Net Asset Value”) of the different series of Units were:

September 30, 2008

(unaudited)

Series	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$130,494,768	124,389,774	$1.0491
Series F	31,443,813	124,732	$252.09
Series G	39,286,063	35,987,855	$1.0916
Series I	707,254	615,479	$1.1491
Total partners’ capital	$201,931,898	161,117,840

December 31, 2007

Series	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$90,473,777	91,995,885	$0.9835
Series F	32,035,694	135,637	$236.19
Series G	40,219,435	39,338,704	$1.0224
Series I	998,964	949,500	$1.0520
Total partners’ capital	$163,727,870	132,419,726

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

BRIM has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions, or reallocating Partnership assets among Trading Advisors (although typically only as of the end of a month) for over-concentrations.  While BRIM does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure,

BRIM may urge the Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  Except in cases in which it appears that the Trading Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BRIM’s basic risk control procedures consist simply of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisors themselves.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09

Performance Summary

January 1, 2008 to September 30, 2008

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

Trading in Agricultural commodities also contributed to performance during the quarter due to long exposures to agricultural commodities.  Mid-quarter, trading in agricultural commodities was a bit more mixed depending on manager positioning.  In June, long exposures to corn and soybeans led performance as corn gained over 20% and soybeans over 17% on speculation that more rain and flooding in the U.S. Midwest may hurt crops, and as demand for commodities increased as an inflationary hedge.

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

July 1, 2008 to September 30, 2008

The Partnership posted losses for the quarter, as a result of difficult environments in July and August, followed by strong returns in September. Trading in stock indices and metals posted net profits, while the interest rates, agricultural commodities, currencies and energy sectors posted losses.

Trading in stock indices was the most profitable sector for the Partnership during the quarter, despite losses mid-quarter.  Short exposures to global indices held during the first half of July led gains.  In general, global indices continued their June sell off into the first few weeks of July, but recovered the last week on declining oil prices and favorable earnings releases.  In September, the stock indices sector was the best performing sector led by short exposures to the NASDAQ, S&P, DAX, and Hang Sang as global markets declined on increased speculation that credit-market losses and the economic slowdown will worsen.

Trading in metals contributed to performance for the quarter.  Short exposures to copper, silver, and aluminum led performance as concerns of a recession and continued stockpiles led to declines in base metals.

Trading in interest rates detracted from performance slightly.  The interest rate sector was the only positive performing sector for August, led by long exposures to Japanese government bonds, long Gilt, and Australian bonds.

Trading in agricultural commodities also detracted from performance.  Long exposures to corn, soybeans, and cocoa detracted.  The strong uptrend in commodities continued into the first week of July, but reversed sharply mid month as a result of a stronger U.S. dollar, expectations of improved growing conditions, and concerns of decreasing demand.  Late in the quarter, short exposures to soybeans, cotton, corn, and orange juice contributed to reduced demand for U.S. exports and reduced use of raw materials.

Trading in currencies posted losses for the quarter, despite marginal profits early on.  Short exposures to the Japanese yen and Swiss franc versus the U.S. dollar early in the quarter contributed to performance.  Over the second half of July, the U.S. dollar recovered and advanced to a one-month high versus the Euro and the Japanese yen as U.S. consumer confidence increased and crude oil prices dropped, reducing concern the economy may fall into a recession.  The currencies sector was difficult to navigate due to the large reversal in the U.S. dollar versus the Euro, British pound, and Australian dollar.  Short exposures to the Euro and British pound versus the U.S. dollar contributed. However, exposures to the Swiss franc and Canadian dollar versus the U.S. dollar detracted.  The U.S. dollar rallied against currencies of countries with deteriorating growth prospects and those tied to declining commodity prices.

The energy sector was the worst performing sector for the quarter.  Long exposures to crude oil and natural gas led declines.  August began with long exposures to crude oil, and ended with short exposures.  During the first week of August, crude oil fell to a 14-week low on signs that the U.S. economic slump will extend into 2009, crimping fuel demand. However, mid-month crude oil jumped more than $5 as the U.S. dollar slumped.

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

Trading in the energy sector posted a loss for the Partnership, despite gains late in the quarter.  Crude oil declined in April as shipments from Nigeria were not affected by the surge in violence as investors anticipated.  Natural gas advanced on forecasts for above-average temperatures and an unpredictable Atlantic hurricane season.  Speculation was that hot weather would drive demand while hurricanes may potentially disrupt supplies.  Crude oil in New York rose after a government report showed an unexpected decline in U.S. inventories.    Late in the quarter natural gas plunged to a five month low after a weekly government report showed inventories rose more than expected and the outlook for mild temperatures is likely to reduce demand.  Crude oil rose to a nine month high as U. S. refineries increased output of gasoline and other fuels, thus reducing the supply of crude oil.

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

The energy sector posted gains despite considerable losses mid-quarter.  Natural gas reached the lowest since December 2006 as mild temperatures and high inventories reduced demand.  Crude oil climbed to a record close on speculation that demand would outpace supplies.  Crude oil continued to rise after the U.S. dollar fell to a record low against the Euro, boosting the appeal of commodities as alternative investments.  Long positions in crude oil and gas contributed to gains.  During the month of September, crude oil returned to 10.29%.

Trading in agricultural commodities also contributed to performance despite losses early in the quarter.  Soybeans declined during July on speculation that U.S. processors were shunning reserves in anticipation of cheaper supplies when a new crop is harvested in September.  Coffee posted positive returns in July on speculation that a crop damaging frost may develop in Brazil, the world’s largest producer of coffee.  Cocoa declined and posted the biggest weekly drop in a year during July on speculation that the main crop in Ivory Coast, the top producer, may be shipped earlier than usual because of favorable weather.  Long wheat and soybean positions contributed to profits mid-quarter as wheat rose, extending a rally that began in March, on signs dry weather may hurt production, further reducing world supplies expected to be the lowest in 26 years.  Soybeans also rose on speculation that weather may damage crops in the U.S., the world’s biggest exporter.  Sugar fell on speculation that India and Brazil, the world’s two largest producers, will grow more sugarcane to meet rising ethanol demand and increase the existing sugar surplus.  Wheat and soybeans continued to rise late in the quarter.  Wheat rose after the U.S. government reported production and supplies below expectations, further reducing global inventories.  Soybeans rose above $10 a bushel for the first time in three years on increased demand from the U.S., the world’s largest producer and exporter.

Trading in the metals sector detracted slightly from performance.  Long copper and zinc positions contributed early in the quarter as copper rose on speculation that a weaker U.S. dollar would encourage buyers holding other currencies to purchase the metal.  Zinc gained during July as inventories of the metal have slumped 24% this year, the lowest in 16 years.  Gold and silver rose as the U.S. dollar’s decline against the Euro boosted the appeal of precious metals as an alternative investment.  Gold continued to rise late in the quarter, extending a rally to the highest price since January 1980, as the declining value of the U.S. dollar and surging energy costs boosted the appeal of the metal.  Copper rose as a weaker U.S. dollar increased demand from international buyers.

Trading in the currencies sector contributed to losses despite gains late in the quarter.  Short positions in the Japanese yen and the Swiss franc versus U.S. dollar positions detracted from performance.  The Japanese yen declined as the rebound in U.S. stocks encouraged investors to borrow in Japan’s currency to buy higher yielding assets elsewhere.  The Japanese yen later strengthened on concern that losses from U.S. mortgages will prompt investors to cut riskier investments funded by loans in Japan.  The Swiss franc also advanced the last week of July as speculation of widening losses on bonds backed by sub-prime mortgages prompted investors to unwind carry trades.  Long British pound versus the U.S. dollar exposure mitigated a portion of the sector’s losses.  The British pound rose against the U.S. dollar as traders increased bets that the Bank of England will lift interest rates again before year end.  Large losses were posted mid-quarter partially due to long Australian dollar, long Euro, long British pound and short Japanese yen versus U.S. dollar positions. One of the trading advisors liquidated its entire portfolio in August when drawdown limits were breached and will reinvest when the market stabilizes, as measured by internal metrics and once model portfolio performance shows positive performance.  The Japanese yen gained versus the U.S. dollar as losses in sub-prime mortgages weakened global credit markets, prompting investors to sell risky assets funded by loans in Japan.  Remarkably, the currencies sector was the best performer in September.  Long Euro, Swiss franc, Australian dollar and Canadian dollar positions versus the U.S. dollar contributed to performance as the U.S. dollar declined against most major currencies. The U.S. dollar fell to a record low against the Euro as slowing inflation increased speculation that the U.S. Federal Reserve would cut borrowing costs a second time this year.  The Australian dollar headed for the biggest monthly gain in over 20 years as overseas funds sought the higher yields of U.S. bonds on expectation the U.S. Federal Reserve will continue cutting interest rates.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk since the Partnership’s last Form 10-K.

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

Item 1.        Legal Proceedings

None.

Item 1A.    Risk Factors

Risk Associated with Allocation to Portfolio Funds

The General Partner may allocate the Partnership’s assets either to accounts managed by Trading Advisors on behalf of the Partnership or to one or more commodity pools (each a “Portfolio Fund”) operated and traded by Trading Advisors that are registered as “commodity pool operators” under the Commodity Exchange Act. The General Partner will lose some element of control over the assets allocated to a Portfolio Fund in that such Portfolio Fund’s Trading Advisor (rather than the General Partner) will determine where their money is custodied, who acts as futures broker and the like.  Certain Portfolio Funds may maintain their assets in unregulated accounts fully subject to the risk and the credit rating of the broker.  In some cases, the General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.

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

General Commodity Futures Trading Risks

The Trading Advisors invest the assets of the Partnership in futures, forwards and options, and such trading can quickly lead to large losses as well as gains. Such trading losses can sharply reduce the Net Asset Value of the Partnership and consequently the value of an investor’s interest in the Partnership. In addition, potential restrictions on redemptions may affect an investor’s ability to withdraw from the Partnership. Further, the Partnership may be subject to substantial charges for management, distribution, advisory and brokerage fees. The Partnership will need to make substantial trading profits to avoid depletion or exhaustion of its assets over time. This brief statement cannot disclose all the risks and other factors related to participation in the Partnership. Therefore, before any prospective investor decides to invest in the Partnership, the prospective investor should carefully study the Partnership’s disclosure document, including the description of the principal risk factors stated therein. The Trading Advisors may also cause the Partnership to trade foreign futures, forwards or options contracts. Transactions on markets located outside the United States, including markets formally linked to a United States market, may be subject to regulations which offer different or diminished protection to the Partnership and its participants. Further, United States regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-United States jurisdictions where transactions for the Partnership may be effected.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.  The selling agent of the following Series of Units was FAM Distributors, a wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”) and an affiliate of BlackRock.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-06	$2,054,974	2,218,236	$0.9264
Feb-06	1,639,979	1,734,693	0.9454
Mar-06	1,389,984	1,479,966	0.9392
Apr-06	1,779,990	1,863,669	0.9551
May-06	1,674,990	1,699,635	0.9855
Jun-06	3,534,972	3,598,668	0.9823
Jul-06	2,114,983	2,163,887	0.9774
Aug-06	834,991	871,962	0.9576
Sep-06	1,004,986	1,073,015	0.9366
Oct-06	769,997	825,823	0.9324
Nov-06	1,129,989	1,186,091	0.9527
Dec-06	1,409,983	1,476,731	0.9548
Jan-07	914,992	950,641	0.9625
Feb-07	569,990	583,289	0.9772
Mar-07	434,991	457,933	0.9499
Apr-07	834,995	909,482	0.9181
May-07	214,995	226,884	0.9476
Jun-07	30,000	30,621	0.9797
Jul-07	374,998	375,900	0.9976
Aug-07	175,000	179,616	0.9743
Sep-07	39,999	44,027	0.9085
Oct-07	24,999	26,561	0.9412
Nov-07	1,374,998	1,412,427	0.9735
Dec-07	665,998	689,510	0.9659
Jan-08	500,000	508,388	0.9835
Feb-08	65,000	64,210	1.0123
Mar-08	1,134,998	1,061,044	1.0697
Apr-08	1,959,998	1,836,064	1.0675
May-08	6,599,996	6,357,153	1.0382
Jun-08	540,000	517,439	1.0436
Jul-08	—	—	1.0724
Aug-08	19,065,001	18,406,064	1.0358
Sep-08	17,929,001	17,709,404	1.0124

SERIES I

	Subscription
	Amount	Units	NAV
Jan-06	$24,754	26,376	$0.9385
Feb-06	9,999	10,416	0.9600
Mar-06	49,508	51,781	0.9561
Apr-06	9,999	10,263	0.9743
May-06	148,525	147,478	1.0071
Jun-06	—	—	1.0063
Jul-06	—	—	1.0040
Aug-06	—	—	0.9895
Sep-06	15,000	15,497	0.9679
Oct-06	—	—	0.9667
Nov-06	—	—	0.9881
Dec-06	9,901	9,985	0.9916
Jan-07	—	—	1.0010
Feb-07	—	—	1.0187
Mar-07	—	—	0.9929
Apr-07	—	—	0.9616
May-07	—	—	0.9951
Jun-07	—	—	1.0307
Jul-07	—	—	1.0519
Aug-07	—	—	1.0302
Sep-07	—	—	0.9634
Oct-07	—	—	1.0007
Nov-07	—	—	1.0375
Dec-07	—	—	1.0308
Jan-08	—	—	1.0520
Feb-08	—	—	1.0850
Mar-08	—	—	1.1492
Apr-08	—	—	1.1493
May-08	—	—	1.1204
Jun-08	—	—	1.1290
Jul-08	—	—	1.1630
Aug-08	—	—	1.1261
Sep-08	—	—	1.1033

(b) None.

(c) Limited Partners in unitized series may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2008:

Series F

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2008	925	$248.81
August 31, 2008	1,430	243.18
September 30, 2008	2,318	252.09

Total	4,673

Series A

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2008	1,376,897	$1.0358
August 31, 2008	378,282	1.0124
September 30, 2008	716,834	1.0491

Total	2,472,013

Series G

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2008	266,159	$1.0774
August 31, 2008	324,118	1.0530
September 30, 2008	436,712	1.0916

Total	1,026,989

Series I

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2008	—	$1.1261
August 31, 2008	—	1.1033
September 30, 2008	—	1.1491

Total	—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

On September 15, 2008, Bank of America Corporation announced that it has agreed to acquire Merrill Lynch, one of the principal owners of BlackRock.  The purchase has been approved by the directors of both companies.  Subject to shareholder and regulatory approvals, the transaction is expected to close on or about December 31, 2008.

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

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 13, 2008	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 13, 2008	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)