Form 10-K
period 2008-12-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2009-03-30
CIK 904918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission file number: 0-23240

BLACKROCK GLOBAL HORIZONS I L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3716393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o BlackRock Investment Management LLC

40 East 52nd Street

New York, New York 10022

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

As of February 1, 2009, limited partnership units with an aggregate value of $234,968,198 were outstanding.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2008 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2008 ON FORM 10-K

PART I

Item 1:  Business

(a)           General Development of Business:

BlackRock Global Horizons I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner (defined below) to accounts managed by independent professional advisors (each a “Trading Advisor”) on behalf of the Partnership or to one or more commodity pools (each a “Portfolio Fund”) operated and managed by Trading Advisors that are registered as “commodity pool operators” under the Commodity Exchange Act.

(b)           Amendments to Charter Documents/Name Change:

On September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”). The former general partner was Merrill Lynch Alternative Investments LLC (“MLAI”). Prior to September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). On September 29, 2006 Merrill Lynch and BlackRock merged the asset management businesses of MLIM and BlackRock to create a new combined asset management company. Merrill Lynch retained significant ownership interest in the combined company. This resulted in BRIM becoming the General Partner. In addition, the Partnership’s name was changed from Global Horizons I L.P. to BlackRock Global Horizons I L.P. Previously, on January 15, 2005, the Partnership changed its name from ML Global Horizons L.P. to Global Horizons I L.P. No changes have occurred to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes. All references in the notes to financial statements to “BlackRock” are to MLAI prior to September 29, 2006.

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

As of February 1, 2004, the Partnership privately offered two new series of Units, Series A and Series I. The continuing units were renamed Series F. As of January 2, 2005, the Partnership created three “non-unitized” series of Units. These series were invested in by other investment partnerships which MLAI served as the general partner.

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

As of December 31, 2008, the capitalization of the Partnership was $228,085,926, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $282.49.

Through December 31, 2008, the highest month-end Net Asset Value of Series F Units was $282.49 (December 31, 2008) and the lowest was $97.36 (February 28, 1994).

(c)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services. See Item 15 –“Exhibits and Financial Statement Schedules”.

(d)           Narrative Description of Business:

General

The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

The Partnership’s assets are allocated and reallocated by BRIM either to accounts managed by Trading Advisors on behalf of the Partnership or to one or more Portfolio Funds operated and traded by such Trading Advisors who apply proprietary trading strategies in numerous markets.

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

Use of Proceeds and Interest

Subscription Proceeds.

BRIM pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading either directly through accounts managed by Trading Advisors on behalf of the Partnership or to one or more Portfolio Funds operated and traded by such Trading Advisors. In such trading, assets are used as security for and to pay for trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets. While being used for this purpose, the Partnership’s assets are also generally available to earn interest, as more fully described below. The most recent continuous offering of Units began effective February 1, 2004.

Market Sectors.

The Partnership and Portfolio Funds allocated Partnership assets trade in a diversified group of markets under the direction of multiple independent Trading Advisors. These Trading Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. There is no restriction on the commodity interests, that may be traded by any Trading Advisor or the frequency with which a Trading Advisor may alter its market sector allocations.

Market Types.

The Partnership and Portfolio Funds allocated Partnership assets trade on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

Portfolio Fund currency trades and EFP trading are subject to similar considerations.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets – U.S. and non-U.S., regulated and nonregulated – differ substantially from time to time, as well as over time.

Custody of Assets.

Substantially all of the Partnership’s assets are currently held in customer accounts at Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”), NewEdge Financial, Inc. (“NewEdge” (formerly known as Calyon Financial Inc.)) or PFPC Trust Company (“PFPC Trust”) or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the Trading Advisors. MLPF&S and PFPC Trust are affiliates of the General Partner.

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

Assets held at PFPC Trust earn interest at money market interest rates.   Due to the current interest rate environment, the Partnership’s cash investments, which could include a significant investment in a BlackRock-affiliated money market fund, are earning a lower rate of return in recent periods than the return that they had been earning in past periods. For that reason, income from these cash investments for the most recent year is substantially lower than for the previous year.

Charges

The following table summarizes the charges incurred by the Partnership during 2008, 2007 and 2006.

	2008		2007		2006
		% of Average		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets	Amount	Net Assets	Amount	Net Assets
Brokerage
Commissions	$—	0.00%	$9,623,405	4.97%	$17,712,085	7.06%
Profit Shares	9,844,931	5.32%	2,761,529	1.43%	2,783,961	1.11%
Distribution fees	5,554,788	3.00%	1,766,803	0.91%	—	—
Trading Advisors’ management fees	2,520,534	1.36%	897,433	0.46%	—	—
Sponsor fees (net of waiver)	2,278,530	1.23%	641,684	0.33%	—	—
Administrative Fees	—	0.00%	344,493	0.18%	615,580	0.24%
Administrator fees	681,190	0.37%	279,460	0.14%	—	—
Professional fees	558,322	0.30%	108,332	0.06%	—	—
Other	271,936	0.15%	86,153	0.04%	—	—
Total	$21,710,231	11.73%	$16,509,292	8.52%	$21,111,626	8.41%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived from the deposit of certain of the Partnership’s U.S. dollar available assets maintained at MLPF&S and NewEdge.

The Partnership’s average month-end Net Assets during 2008, 2007 and 2006 equaled $185,041,398, $193,436,908, and $250,940,436 respectively.

During 2008, 2007 and 2006, the Partnership earned $3,051,305, $9,194,631 and $12,178,428, respectively, in interest income, or approximately 1.65%, 4.75% and 4.85%, respectively, of the Partnership’s average month-end Net Assets.

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

During 2008, 2007 and 2006, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) charged to the Partnership was approximately $8, $41 and $47, respectively.

NewEdge	Clearing costs / Brokerage commissions

NewEdge is paid actual commodity clearing fees at market rates.

During 2008, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s clearing costs was $ 4.

MLPF&S/NewEdge	Use of Partnership assets	MLPF&S and NewEdge may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S and NewEdge.

BRIM	Sponsor/Administrative fees

Effective September 1, 2007 Series A, F and G pay sponsor fees at an annual rate of 1.25% and Series I pays sponsor fees at an annual rate of 1.00%. Prior to September 1, 2007, the Partnership paid administrative fees at an annual rate of 0.25% of the Partnership’s month-end Net Assets to BRIM and BRIM paid all of the Partnership’s routine administrative costs.

Other Counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

BRIM	Distribution fees

Effective September 1, 2007, Series A, F and G pay distribution fees of 3% of the Partnership’s average month-end assets allocated to that Series, after reduction for the fees accrued with respect to such assets. Series I does not pay distribution fees.

Trading Advisors	Profit Shares

All Trading Advisors can receive quarterly or annual Profit Shares from the Partnership or a Portfolio Fund ranging from 17% to 25% (depending on the Trading Advisor) of any New Trading Profit achieved by their Partnership account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from a Trading Advisor. New Trading Profit is calculated separately in respect of each Trading Advisor, irrespective of the overall performance of the Partnership. As a result, the Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

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

Transfer Agent	Administrator fees	Actual costs incurred are paid by the Partnership. PNC Global Investment Servicing, Inc. (“PNC”), an affiliate of the General Partner, is the transfer agent for the Partnership.

Administrator	Administrator fees	Actual costs incurred are paid by the Partnership. SS&C Technologies New Jersey, Inc. serves as the administrator of the Partnership (“SS&C” or the “Administrator”) (formerly OMR Systems Corporation).

Custodian	Custody fees	PFPC Trust, an affiliate of the General Partner, provides custody services for the Partnership. As of December 31, 2008 $169,133,129 was held in custody at PFPC Trust.

BRIM	Sponsor fee reimbursement

BRIM will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor’s Profit Shares (such fees and expenses, exclusive of the Trading Advisor’s Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s Net Asset Value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”). Because Series I Units (the “Institutional Series” which are offered to a limited number of institutional investors) are not subject to the 3.0% distribution fee, the Expense Cap for Series I Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units. The Expense Cap does not take into account expenses incurred by the Partnership as an investor in a Portfolio Fund, other than in respect of the management fee paid by the Portfolio Funds to the Trading Advisors.

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

Item 1A:  Risk factors

Investors May Lose All or Substantially All of Their Investment

Investors must be prepared to lose all or substantially all of their investment.  The Partnership has no  “principal protection” feature assuring the return of subscribers’ initial investment as of a specified future date.  To the extent that the Partnership allocates assets to Portfolio Funds (rather than on account of the Partnership), the risks described below will apply equally to any such Portfolio Fund, unless otherwise provided below.

No guarantee or representation is made that the Partnership, any of the investment strategies utilized by the Trading Advisors or the Portfolio Funds (if any) will achieve their respective investment objectives.  The Partnership’s capital will be allocated primarily to Trading Advisors and, in general, neither the Partnership nor the General Partner will direct or influence the management of the Partnership’s capital by these Trading Advisors.  The Trading Advisors’ investments may include instruments which may unexpectedly become illiquid, and may also utilize highly speculative investment techniques including investing in domestic and international futures and forward markets, high leverage, swaps and notional principal contracts, currency forward trading, options on currency futures or on forward contracts.  Accordingly, an investment in the Partnership is speculative and involves considerations and risk factors which prospective investors should consider before subscribing.  The following is not intended to be a complete description or an exhaustive list of portfolio investments or risks.  An investment should form only a part of a complete investment program, and an investor must be able to bear the loss of its entire investment.  In addition, prospective investors should consult their own tax advisors regarding the potential tax consequences of the Partnership’s activities and investments.

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  Neither the Trading Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.  Prior to 2004, the Partnership generally retained 3-5 Trading Advisors, whereas currently the Partnership retains as many as 7-15 Trading Advisors and may retain more in the future. Consequently, even if past performance were indicative of future results, the performance of the Partnership prior to 2004 is not necessarily representative of the more broadly diversified strategy that the Partnership currently employs. Additionally, the General Partner has undertaken steps to change the expense structure of the Partnership, effective September 2007, and the General Partner believes that the revised expense structure should generally result in a lower cost of investment.

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

Substantial Charges

The Partnership is subject to substantial charges, including a Distribution Fee of 3% and a Sponsor’s Fee of 1.25%  charged to Series A, F and G.  Series I does not pay a Distribution Fee, but does pay a Sponsor’s Fee of 1.00%.  The Partnership also pays Management Fees (on the order of 0%-2.5%) paid directly or indirectly to the Trading Advisors, and brokerage commissions.  The Partnership’s performance must be in excess of such charges for the Partnership not to experience losses.

The incentive compensation paid to the Trading Advisors is based on the individual performance of each Trading Advisor, not the overall performance of the Partnership.  Historically, the Partnership has paid incentive compensation to certain Trading Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

Overall market or economic conditions — which neither the General Partner nor any Trading Advisor can predict or control — have a material effect on performance.  Furthermore, such overall conditions can adversely affect the performance of numerous Trading Advisors at or about the same time, despite their implementing different and independent strategies.  During periods of market stress, when the potential diversification benefits of an investment in the Partnership may be the most important in terms of protecting an overall portfolio against major losses, a number of Trading Advisors may incur losses at or about the same time.  Consequently, the multi-Trading Advisor structure of the Partnership does not assure that its performance will not be adversely affected by current and future market or economic conditions.

Market Disruptions; Governmental Intervention

Trading Advisors may incur major losses in the event of disrupted markets, and extraordinary events may cause actual market prices to deviate materially from historical pricing relationships (on which a number of Trading Advisors may base their trading positions).  The risk of loss from a disconnect from historical prices is compounded by the fact that in disrupted markets certain instruments may become illiquid, making it difficult or impossible to close out such positions against which the markets are moving.

The global financial markets are currently undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention.

The U.S. government’s 2008 “bailout” of a range of financial institutions is the largest governmental intervention in the history of the U.S. financial markets.  In connection with such “bail out,” the U.S. Congress appears likely to require that new restrictions be applied to the U.S. financial markets, restrictions which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Partnership.

While much of the current government focus on increased financial regulation is focused on the securities markets, there has also been governmental scrutiny applied to purported excessive speculation in the futures markets (especially the energy markets).

It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Trading Advisors’ strategies. However, the General Partner believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be materially detrimental to the Partnership or to the Trading Advisors.

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

Combining Independent Trading Strategies

Combining independent trading strategies could involve substantial opportunity costs, as one Trading Advisor’s profits are frequently offset by another Trading Advisor’s losses.  Different Trading Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions, while at the same time incurring transaction costs and paying advisory fees.

Market, Strategy and Management Risk

Market, strategy and management risk are the three broad categories of risk to which the Partnership will be subject.  There are certain general market conditions in which any given investment strategy is unlikely to be profitable.  Neither the Trading Advisors nor the General Partner has any ability to control or predict such market conditions.  From time to time, the economic viability of an entire strategy may deteriorate, due to an excessive concentration of managers in the same investment approach or general economic events that disrupt the source of profits which the strategy seeks to exploit (for example, by disrupting historical pricing relationships).  Short of such unusual problems as fraud or self-dealing by Trading Advisors, there are the more common problems of bad judgment or strategies changing over time.

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

Increased Assets Under Management

The General Partner has observed that there is a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  None of the Trading Advisors has agreed to limit the amount of additional equity which it may manage, and many of them are at or near their all-time high in assets under management.

Reliance on the General Partner and Trading Advisors

The success of the Partnership is dependent on the expertise of the General Partner.  The General Partner is not required to devote its full time to the business of the Partnership, and there is no guarantee that any investment professional or other employee of the General Partner will allocate a substantial portion of his or her time to the Partnership.  The loss of one or more individuals involved with the General Partner could have a material adverse effect on the performance or the continued operation of the Partnership.  The same considerations apply to the Trading Advisors and their professionals or other employees.  In addition, if the General Partner is removed, resigns or otherwise no longer serves as the General Partner of the Partnership, a large number of Trading Advisors may become unavailable to the Partnership, which may have an adverse impact on the Partnership’s investment performance.

Portfolio managers are assigned to the Partnership and other clients of the General Partner (“Other Clients”) by the Investment Committee from among BlackRock Alternative Advisors (“BAA”) investment professionals.  Allocations among the Trading Advisors decisions are the responsibility of the assigned portfolio manager, subject to the overall oversight of the Investment Committee.  As such, even when the Partnership and Other Clients share the same or similar investment objectives, their individual portfolios may differ, in part based on the judgments of different portfolio managers, and for other reasons.

No Assurance of Trading Advisors’ Continued Services; Competition for Trading Advisors

There is no assurance that any Trading Advisor will be willing or able to continue to provide advisory services to the Partnership.  There is severe competition for the services of qualified Trading Advisors, and the Partnership may not be able to retain satisfactory replacement or additional Trading Advisors on acceptable terms.  Trading Advisors generally have limited capacity and therefore, the General Partner attempts to equitably allocate such capacity among the different products advised by the General Partner.  In certain circumstances, however, the Partnership may be unable to employ a specific Trading Advisor, even if such Trading Advisor may be beneficial to the Partnership, due to such capacity constraints.  The identification of attractive investment opportunities is difficult and involves a high degree of uncertainty.  It is possible that competition for appropriate investment opportunities may increase, thus reducing the number of opportunities available and adversely affecting the Partnership’s ability to make certain investments or the terms upon which investments can be made.  In addition, it is possible that the Partnership may have exposure to the same investment through more than one Trading Advisors.  Furthermore, the applicable Trading Advisors could take opposing positions with respect to such investments and thus the Partnership’s exposure to such underlying investment could move against each other.

Use of Multiple Trading Advisors

No assurance can be given that the collective performance of the Trading Advisors will result in profitable returns or avoid losses for the Partnership as a whole.  Positive performance achieved by one or more Trading Advisors may be neutralized by negative performance experienced by other Trading Advisors.

Emerging Trading Advisors

The Partnership may allocate capital to Trading Advisors or invest in Portfolio Funds that are managed by Trading Advisors that have managed accounts or portfolio funds for a relatively short period of time (“Emerging Trading Advisors”).  The previous experience of Emerging Trading Advisors is typically in trading proprietary accounts of financial institutions or managing unhedged accounts of institutional money managers or other investment firms.  Because Emerging Trading Advisors may not have direct experience managing portfolio funds, including experience with financial, legal or regulatory considerations unique to portfolio fund management, and there is generally less information available on which to base an opinion of such Emerging Trading Advisors’ investment and management expertise, investments with Emerging Trading Advisors may be subject to greater risk and uncertainty than investments with more experienced Trading Advisors.

Recession

Certain strategies implemented by the Trading Advisors may be materially less likely to achieve their objectives during periods of economic recession and a general slow down in the overall economy.  It is impossible to predict whether the prevailing economic conditions will worsen, how long such conditions may persist and/or whether there may not be certain structural economic changes in the near-to mid-term future.  Continued recession and/or any such changes as may result could be materially adverse for the prospects of the Partnership.

Reliance on Key Individuals

The success of a particular Trading Advisor is dependent on the expertise of the relevant Trading Advisor personnel.  Certain Trading Advisors may have only one or a limited number of key individuals.  The loss of one or more individuals from a Trading Advisor could have a material adverse effect on the performance of such Portfolio Fund which, in turn, could adversely affect the performance of the Partnership.

Trading Advisor Misconduct or Bad Judgment

The General Partner may have no, or only limited, access to information regarding the activities of the Trading Advisors.  Furthermore, the General Partner cannot guarantee the accuracy or completeness of such information.  As a consequence, although the General Partner will monitor the activities of the Trading Advisors, it may be difficult, if not impossible, for the General Partner to protect the Partnership from the risk of Trading Advisor fraud, misrepresentation or material strategy alteration.  Limited Partners themselves will have no direct dealings or contractual relationships with the Trading Advisors and therefore will not be able to monitor the activities of the Trading Advisors.

Misconduct of Employees and of Third Party Service Providers

Misconduct or misrepresentations by employees of the General Partner, Trading Advisors or third party service providers could cause significant losses to the Partnership.  Employee misconduct may include binding a Trading Advisor or Portfolio Fund to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing.  Losses could also result from actions by third party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Partnership’s business prospects or future marketing activities.  Despite the due diligence efforts of the General Partner, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the General Partner’s due diligence efforts.  As a result, no assurances can be given that the due diligence performed by the General Partner will identify or prevent any such misconduct.

Reliance on Valuation Information from Trading Advisors and Third Parties

In order to value the assets and liabilities of the Partnership, the Partnership and/or the General Partner will rely on information provided by Trading Advisors, their agents and/or outside parties.  Such persons may provide inaccurate, incomplete, out-of-date or otherwise unreliable information.

Furthermore, the Trading Advisors of Portfolio Funds will generally face a conflict of interest in providing valuations to the Partnership since such valuations will affect the compensation of such Trading Advisors.

Risks Associated with Allocation to Portfolio Funds

The General Partner may allocate the Partnership’s assets either to accounts managed by Trading Advisors on behalf of the Partnership or to one or more Portfolio Funds operated and traded by Trading Advisors that are registered as “commodity pool operators” under the Commodity Exchange Act.  With respect to assets allocated to a Portfolio Fund, the General Partner will lose some element of control over such assets in that such Portfolio Fund’s Trading Advisor (rather than the General Partner) will determine where their money is custodied, who acts as futures broker and the like.  Certain Portfolio Funds may maintain their assets in unregulated accounts fully subject to the risk and the credit rating of the broker.  In some cases, the General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.

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

It is possible that the annual Schedule K-1 that investors receive for tax reporting purposes will arrive later if one or more of the Portfolio Funds run late in getting its own K -1s out to investors.

Risks Associated with Redemptions by the Partnership from Portfolio Funds

The Partnership may redeem investments in Portfolio Funds either to reallocate Partnership assets or to raise redemption proceeds for redeeming Limited Partners.  Redemptions for either purpose may impact both redeeming Limited Partners and remaining Limited Partners, although the consequences to each may be different.

Liquidity Mismatch.  The Partnership’s redemption policies may allow shorter redemption notices and more frequent redemption of Units than certain Portfolio Funds.

Other Limitations on Withdrawals from Portfolio Funds.  If the Partnership allocates assets to one or more Portfolio Funds, the terms and conditions applicable to Portfolio Funds may permit the Portfolio Funds to (i) distribute assets in kind rather than pay redemptions in cash, (ii) suspend redemptions; thereby precluding the Partnership from liquidating its interest in such Portfolio Fund, (iii) impose other limitations upon redemptions or redemption payments.  Accordingly, a Limited Partner seeking to redeem Units may be subject to the risks of a Portfolio Fund until such time that the Partnership has actually received its redemption proceeds from the Portfolio Fund.  Moreover, in the event a Portfolio Fund suspends redemptions or fails to pay redemption proceeds, it may not be possible for the Partnership to pay redeeming Limited Partners their entire redemption amount.

Many Portfolio Funds retain the authority to suspend withdrawals, to establish substantial reserves (which may reduce amounts otherwise distributable to an investor such as the Partnership) and to withhold some or all of the withdrawal proceeds from a withdrawing investor so as to avoid having to liquidate investments prematurely in order to pay the withdrawing investor in full, or in circumstances in which it is not feasible to determine the exact value of the withdrawing investor’s investment as of the date of withdrawal.  During the ongoing financial market crisis of 2007-2009, an unprecedented number of portfolio funds have suspended withdrawals due to what the Trading Advisors believed to be an inability to execute portfolio transactions at reasonable price levels.

The Partnership may sell Portfolio Funds on the secondary market.  This may include, at the discretion of the General Partner, selling such Portfolio Funds at a discount, thereby triggering a similar economic effect as a redemption penalty.

Leveraging by Trading Advisors

Trading Advisors may engage in various forms of leverage, and the Partnership does not necessarily limit the use of leverage by individual Trading Advisors.  Leverage may include both leveraged trading in futures and forwards (as described above under “Risk Factors — Volatile Markets; Highly Leveraged Trading”), other derivatives as well as direct borrowings.  To the extent that a Trading Advisor uses leverage, the value of the Partnership’s net assets (or the relevant Portfolio Fund) will tend to increase or decrease at a greater rate than if no leverage were employed.  If income and appreciation on investments made with borrowed funds are less than the required cost of such borrowings, the value of the Partnership’s net assets will decrease.  Accordingly, any event which adversely affects the value of an investment by a Trading Advisor would be magnified to the extent that such investment is leveraged.  Leverage has a similar effect on investments themselves, to the extent the issuer is leveraged, and can also affect the issuer’s cash flow and operating results.

The cumulative effect of the use of leverage by Trading Advisors in a market that moves adversely to such Trading Advisors could result in a substantial loss to the Partnership which would be greater than if the Trading Advisors were not leveraged.  As a result, if the Partnership’s losses with respect to any Trading Advisor were to exceed the amount of capital allocated to that Trading Advisor, the Partnership could lose its entire investment.  In addition, the Partnership itself may enter into leverage transactions.  Leverage transactions by the Partnership would be in addition to any leverage transactions of Trading Advisors and is not limited by the amount, if any, by which Trading Advisors are leveraged.

Hedging Transactions

A Trading Advisor may utilize a variety of financial instruments, such as derivatives, options, interest rate swaps, caps and floors, forward contracts, both for investment purposes and for risk management purposes, for various reasons, including to:  (i) protect against possible changes in the market value of its investment portfolio resulting from fluctuations in the financial markets and changes in interest rates; (ii) enhance or preserve returns, spreads or gains (including unrealized gains) on any investment in its portfolio; or (iii) hedge the interest rate or currency exchange rate on any of its liabilities or assets.

A Trading Advisor may not anticipate a particular risk so as to hedge against it.  In addition, hedging transactions may result in a poorer overall performance for the Trading Advisor than if it had not engaged in any such hedging transaction.  The success of the hedging strategy is subject to the Trading Advisor’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolios being hedged.  Since the characteristics of many securities change as markets change or time passes, the success of the Trading Advisor’s hedging strategy is also subject to the Trading Advisor’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner.

Changes in Trading Strategy

A Trading Advisor may make certain changes in its trading strategies without the knowledge of  the General Partner.   There can be no assurance that the trading strategies employed by a Trading Advisor will be successful.  For example, the proprietary models used by a Trading Advisor may not function as anticipated during unusual market conditions.  Furthermore, while each Trading Advisor may have a performance record reflecting its prior experience, this performance cannot be used to predict future profitability.

Independent Strategies

The Trading Advisors trade independently of one another and may at times hold economically offsetting positions.

Information Regarding Trading Advisors

The General Partner has no means of independently verifying much of the information supplied to it by Trading Advisors.

Conflicts of Interest

The Partnership is subject to a number of material actual and potential conflicts of interest, raising the possibility that investors will be disadvantaged to the benefit of the General Partner, the Trading Advisors or their respective principals and affiliates.  No formal policies or procedures have been adopted to resolve these conflicts.

Potential Conflicts of Interest Involving Trading Advisors

Certain of the Trading Advisors may engage in other forms of related and unrelated activities in addition to managing the Partnership’s assets or the Portfolio Funds in which the Partnership invests.  They may also make investments in futures and securities for their own account.  Activities such as these could detract from the time a Trading Advisor devotes to the affairs of the Portfolio Funds in which the Partnership invests.  In addition, certain of the Trading Advisors may engage affiliated entities to furnish brokerage services to Portfolio Funds and may themselves provide market making services, including acting as counterparty in over-the-counter transactions.  As a result, in such instances the choice of broker, market maker or counterparty and the level of commissions or other fees paid for such services (including the size of any mark-up imposed by a counterparty) may not have been made at arm’s length.

Capacity Limitations of Trading Advisors

Trading Advisors may place limitations on the amount of, or number of persons whose, money they will manage.  In addition, new rules and regulations may result in additional limitations or restrictions being placed by Trading Advisors on the types of investors or assets that a Trading Advisor may accept.  Moreover, as a result of the convergence of the hedge fund and private equity markets and recent regulatory developments, many Trading Advisors have lengthened liquidity terms for the Portfolio Funds they manage, which may be more or less compatible with the liquidity requirements of the Partnership or of Other Clients of the General Partner and therefore result in differences in portfolio composition.  Any such restrictions or limitations could prevent the General Partner from allocating Partnership to certain Trading Advisors with which the General Partner would otherwise like to invest.  In addition, when capacity is constrained, allocation decisions may be made on a non-pro rata basis among funds, for example, so as to avoid small allocations or to increase existing below-target allocations before building new positions.  Also, if the Partnership or Other Clients invest in Portfolio Funds that generally are not accepting new investments, the General Partner may reallocate those investments (in whole or in part) from or to the Partnership or Other Clients as it deems in the best interest of the transferor and the transferee and permitted by applicable law.

If the General Partner’s ability to make allocations to Trading Advisors is limited or restricted, the Partnership’s investment objective and, thus its returns, could be negatively impacted.  Furthermore, because of these capacity limitations, it is likely that the Partnership’s portfolio and those of Other Clients will have differences in the specific investments held in their portfolios even when their investment objectives are the same or similar.  These distinctions will result in differences in portfolio performance.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing a Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for a Trading Advisor to close out positions against which the market is moving.  In particular, the CFTC and futures exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short position which any person may hold or control in particular commodity or financial futures contracts.  All of the positions held by all accounts owned or controlled by a Trading Advisor will be aggregated for the purposes of determining compliance with position limits.  It is possible that positions held by a Trading Advisor may have to be liquidated in order to avoid exceeding such limits.  Such modification or liquidation, if required, could adversely affect the operations and profitability of the Trading Advisor.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for a Trading Advisor to liquidate a position and thereby experiencing dramatic losses.

Redemptions Restricted

The Units may only be redeemed as of a calendar month-end, upon at least 15 calendar days’ prior notice. Investors’ limited ability to redeem Units could result in there being a substantial difference between a Unit’s redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received.  Redemption Charges apply through the end of the twelfth month after a Unit (other than an Institutional Series Unit) is issued.

Trading on Non-U.S. Exchanges

Trading Advisors may trade extensively in non-U.S. commodity futures contracts and in options thereon.  Non-U.S. futures transactions involve executing and clearing trades on a non-U.S. exchange.  This is the case even if the non-U.S. exchange is formally “linked” to a United States exchange, whereby a trade executed on one exchange liquidates or establishes a position on the other exchange.  No United States organization regulates the activities of a non-U.S. exchange, including the execution, delivery and clearing of transactions on such an exchange, and no United States regulator has the power to compel enforcement of the rules of the non-U.S. exchange or the laws of non-U.S. jurisdictions.  Moreover, such laws or regulations will vary depending on the jurisdiction in which the transaction occurs.  For these reasons, Trading Advisors which trade on non-U.S. exchanges may not be afforded certain of the protections which apply to United States commodity futures transactions, including the right to use United States alternative dispute resolution procedures.  In addition, funds used to margin non-U.S. futures transactions may not be provided the same protections as funds received to margin futures transactions on United States exchanges.

In a number of foreign markets, a substantial volume of trades, which in the United States could only be executed on a regulated exchange, are executed wholly off exchanges in privately negotiated and substantially unregulated transactions.  In some cases, the intermediaries through which a Trading Advisor may deal on foreign markets may in effect take the opposite side of trades made for a Trading Advisor, although acting as such Trading Advisor’s agent — a practice which would be prohibited in the United States.  A Trading Advisor may not have the same access to certain trades as do various other participants in foreign markets.

Non-U.S. Exchange Risk Exposure

Certain Trading Advisors may trade in instruments denominated, and may receive a portion of their income and gains, in currencies other than the U.S. Dollar.  A reduction in the value of such other currencies relative to the U.S. Dollar prior to conversion into U.S. Dollars, as applicable, would adversely affect the Net Asset Value of the Partnership.  The Partnership may, but is not required to, hedge the exchange exposure related to any such Trading Advisors.

Non-U.S. Exchange Speculation

Certain of the Trading Advisors may engage in non-U.S. currency exchange rate speculation.  Non-U.S. exchange rates have been highly volatile in the past.  The combination of volatility and leverage gives rise to the possibility of large profit and large loss.  In addition, there is counterparty risk since currency trading is done on a principal-to-principal basis.

Bankruptcy or Default

The Partnership is subject to the risk of the insolvency of the Clearing Broker, exchanges or clearinghouses.  The Partnership could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital to become subject to a bankruptcy proceeding, the General Partner  might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  No partnership managed by the General Partner has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.  Under CFTC Commission Regulation 1.20, the Clearing Broker is required to separately account for and segregate in a customer segregated funds account the Partnership’s commodity futures positions, the assets deposited as margin in respect of such positions, and any proceeds from such positions.  The Clearing Broker may not obligate funds in the customer segregated funds account except to purchase, margin, guarantee, secure, transfer, adjust, or settle trades, contracts, or commodity option transactions of commodity or option customers, and the Clearing Broker may not hold, dispose of, or use any customer funds as belonging to any person other than the Clearing Broker’s commodity or option customers.  Even so, if positions in the customer segregated funds account suffer losses in excess of the cash deposited to margin those positions, and the customer for whose account those positions are carried does not meet the Clearing Broker’s calls for additional margin, the Clearing Broker could be forced into bankruptcy if it cannot satisfy those losses out of its own assets.  If that were to happen, because the Partnership’s positions and assets are commingled with other customer positions in the customer segregated funds account at the Clearing Broker, the Partnership’s assets deposited with the Clearing Broker would be used pro rata with the assets of other customers to satisfy any remaining losses from those positions in the account, and Partnership investors could incur substantial losses, despite the Partnership having been otherwise highly profitable.

Limited Regulatory Oversight

The Partnership does not come within the statutory definition of an “investment company” and  is not registered as an investment company, under the Investment Company Act of 1940, as amended, or any comparable regulatory requirements, and does not intend to do so.  Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts, impose certain operational trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership. The General Partner is registered as an investment adviser under the Advisers Act and is consequently subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act.  Upon request from a prospective investor, the Partnership will provide a copy of Part II of the General Partner’s Form ADV or brochure in lieu thereof.

Absence of Regulation Concerning Trading Advisors and Portfolio Funds

Portfolio Funds will not be registered as investment companies under the 1940 Act.  In addition, certain Trading Advisors will not be required to register as commodity pool operators or commodity trading advisors under the Commodity Exchange Act (the “Commodity Exchange Act”) or as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  Also, Trading Advisors that operate outside of the United States may be registered under the Advisers Act, but not subject to as comprehensive a regulatory scheme as Trading Advisors that are registered under the Advisers Act and operating within the United States.  As a result, Trading Advisors may be subject to a wide range of laws and regulatory oversight, and the protections available to the Partnership will correspondingly vary.  Similarly, certain investments in funds and accounts formed and operated outside the United States may not be subject to comprehensive government regulation.  The Trading Advisors may not be covered by insurance or by fidelity bonding.  Moreover, the Partnership generally will have no control over the selection of the custodians of the assets of any Portfolio Funds in which the Partnership invests, which also may be subject to a lesser degree of government supervision or regulation than commercial banks, trust companies or securities dealers conducting business within the United States.

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

Option Transactions

The Trading Advisors may engage in option transactions.  The purchase or sale of an option involves the payment or receipt of a premium payment by the investor and the corresponding right or obligation, as the case may be, to either purchase or sell the underlying instrument for a specific price at a certain time or during a certain period.  Purchasing options involves the risk that the underlying instrument does not change price in the manner expected, so that the option expires worthless and the investor loses its premium.  Selling options, on the other hand, involves potentially greater risk because the investor is exposed to the extent of the actual price movement in the underlying security in excess of the premium payment received.  Over-the-counter options also involve counterparty solvency risk.

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

Swaps and Other Derivatives

The Trading Advisors may enter into swap and similar derivative transactions which seek to modify or replace the investment performance of particular interest rates, currencies, securities, investment fund interests, indices, prices or markets on a leveraged or an unleveraged basis.  A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal (“notional”) amount or quantity.  Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets.  As a result, the Trading Advisors are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trading Advisors trade.  See “Risk Factor – Counterparty Risk” below.  The swap market is generally not regulated by any United States or foreign governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trading Advisors deal may limit the size or duration of positions available to the Trading Advisors as a consequence of credit considerations.  Participants in the swap markets are not required to make continuous markets in the swap contracts they trade.

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

Portfolio Turnover

The Trading Advisors may invest and trade their portfolio investments on the basis of certain short-term market considerations.  The turnover rate within these Trading Advisors is expected to be significant, potentially involving substantial brokerage commissions and fees.  The General Partner will have no control over this turnover.

Legal Risk

Trading Advisors may trade in futures, currencies and options thereon in various markets throughout the world, including emerging or developing markets, some of which are highly controlled by governmental authorities.  Particularly in developing markets, laws governing transactions in commodities, derivatives securities and securities indices and other contractual relationships are new and largely untested.  As a result, these investments may entail unusual risks, including inadequate investor protection, contradictory legislation, incomplete, unclear and changing laws, ignorance or breaches of regulations on the part of other market participants, lack of established or effective avenues for legal redress, lack of standard practices and confidentiality customs and lack of enforcement of legal regulations. It may be difficult to obtain or enforce judgments in these countries.

Credit Risk Associated with Exchange – Traded Futures Contracts and Options on Futures Contracts

In entering into futures contracts and options on futures contracts, there is a risk that a counterparty will not be able to meet its obligations to the Partnership or a Portfolio Fund.  The counterparty for futures contracts and options on futures contracts traded in the US and on most foreign futures exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse that are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions.  There can be no assurance that any counterparty, clearing member or clearinghouse will be able to meet its obligations to the Partnership or a Portfolio Fund.

Counterparty Risk

In selecting counterparties to transactions in which the Partnership will engage, including but not limited to, borrowings under lines of credit it may have in place, the General Partner has the authority to and will consider a variety of factors in addition to the price associated with such transactions.  Considerations may include, but are not limited to: (a) the ability of the counterparty to (i) provide other products and services, (ii) accept certain types of collateral and provide multiple products or services linked to such collateral or (iii) execute transactions efficiently, or (b) the counterparty’s facilities, reliability and financial responsibility.  Such products and services generally may benefit both the Partnership and Other Clients, although not necessarily in relation to their relative participation in a particular transaction.  If the General Partner determines that the counterparty’s transaction costs are reasonable overall, the Partnership may incur higher transaction costs than it would have paid had another counterparty been used.  The General Partner will periodically reevaluate its assessment of the selected counterparty.  Subject to the Advisers Act, other applicable regulatory frameworks and the terms of the Partnership’s governing documents, counterparties to such transactions may be affiliates of, or service providers to, the Partnership or the General Partner, and thus such transactions may be subject to a number of potential conflicts of interest.

Certain of the markets in which Trading Advisors invest and trade are over-the-counter or “interdealer” markets.  The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  Rather, the responsibility for performing under a particular transaction rests solely with the counterparties to such transaction.  This results in the risk that a counterparty may not settle a transaction with a Trading Advisor in accordance with its terms, because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss.  In some jurisdictions, the Partnership may only be an unsecured creditor of its counterparty in the event of bankruptcy or administration of such counterparty.  In an attempt to mitigate the risk of counterparty default, many counterparties now require the posting of collateral.  However, this collateral may be difficult to liquidate in a market crisis.  In addition, a Trading Advisor could lose a significant portion of the Partnership’s capital while the Trading Advisor attempts to execute a substitute transaction to replace a transaction under which a counterparty has defaulted.  In the event of a counterparty failure, the Partnership could lose all of its assets.

Documentation, clearance and settlement practices in the market generally have been the subject of regulatory and industry concerns.  Furthermore, derivative instruments typically contain provisions giving the counterparty the right to terminate the contract upon the occurrence of certain events.  The payment obligations with respect to derivative instruments are often based on a notional principal amount, which may result in a leveraged investment.

The bankruptcy of Refco LLC and the related customer losses have indicated that even funds which investors may have believed were subject to regulatory protection may be subject to the insolvency of the dealers or counterparties with which such funds are maintained.  Furthermore, recent apparently significant losses incurred by many hedge funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.

“Counterparty risk” is accentuated in the case of contracts having longer maturities as well as  in the case of a Trading Advisor that concentrates its transactions with a single counterparty or a limited number of counterparties.

The General Partner has no control over the counterparties with which the Trading Advisors enter into transactions.  In addition, Trading Advisors generally are not restricted from dealing with any particular counterparties or from concentrating any or all of their transactions for the Partnership with a single counterparty or limited number of counterparties.

Many risks exist when capital is maintained at unregulated entities (including the risk that such unregulated entities could become insolvent).  In addition, most dealing agreements permit counterparties to transfer customer funds from regulated to unregulated accounts in the counterparties’ discretion.  The General Partner has no ability to assess the extent to which the Trading Advisors maintain their assets in unregulated accounts that do not enjoy any protection in the event of the bankruptcy of the counterparties holding such assets.

Regulatory Changes Could Restrict the Partnership’s Operations

Legal, tax, and regulatory changes, as well as judicial decisions, could adversely affect the Partnership.  In particular, the regulatory environment relevant to the Partnership, the General Partner and Trading Advisor activities is evolving and may entail increased regulatory involvement in their businesses or result in ambiguity or conflict among legal or regulatory schemes applicable to their businesses, all of which could adversely affect the investment or trading strategies pursued by the Partnership or Trading Advisors or the value of investments held by the Partnership or a Trading Advisor.

In addition, Trading Advisors may pursue certain strategies or investment types that may be subject to additional legal or regulatory risks, including changing applicable laws and regulations, developing or differing interpretations of such laws and regulations, and increased scrutiny by regulators and law enforcement authorities.  These risks and their potential consequences are often difficult or impossible to predict, avoid or mitigate in advance.  The effect on the Partnership and the Trading Advisors of any such legal or regulatory risk could be substantial and adverse.

The Partnership implements a speculative, highly leveraged strategy.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  For example, foreign governments have from time to time blamed the declines of their currencies on speculative funds and imposed restrictions on speculative trading in certain markets, and the collapse of major hedge funds in 1998 and recent years among certain corporate and market events has led to significantly increased regulatory monitoring of the activities of these funds and, to an extent, commodity pools such as the Partnership.

Regulatory changes could adversely affect the Partnership by restricting its markets, limiting its trading and/or increasing the taxes to which Limited Partners are subject.  As a result, adverse regulatory initiatives could develop suddenly and without notice.

As a consequence of the current U.S. and international regulatory focus on hedge funds, the regulatory environment is uncertain.  In addition, alternative U.S. or non-U.S. rules or legislation regulating Trading Advisors may be adopted, and the possible scope of any rules or legislation is unknown.  It is also unclear what steps Trading Advisors may take with respect to their registration or policies they may have adopted in response to the rules.  There can be no assurances that the Partnership, the General Partner, or any Trading Advisor or Portfolio Fund will not in the future be subject to regulatory review or discipline.

In addition, the Partnership or a Portfolio Fund may invest in derivative transactions.  The regulation of derivatives is an evolving area of law and is subject to modification by government and judicial action.

Broad Indemnification

The various agreements and other documents referenced herein contain various provisions limiting the liability of the General Partner and its affiliates and provide broad indemnification.  The U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract or other agreements or documents.  Therefore, nothing in those agreements should be deemed, or be construed in a manner that purports, to waive or limit any right to the extent such waiver or limitation is prohibited by applicable law.

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

 Investment Advisory Fees

Limited Partners could be required to treat the Trading Advisors’ Profit Share compensation, as well as certain other expenses of the Partnership, as “investment advisory fees,” which are subject to substantial restrictions on deductibility for individual taxpayers.  The General Partner has not, to date, been classifying the Trading Advisors’ performance-based compensation or any such expenses as “investment advisory fees,” a position to which the Internal Revenue Service (the “IRS”) might object.

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

Acquisition of Quellos Fund of Funds Business

On October 1, 2007, BlackRock and BAA Holdings, LLC, a wholly-owned subsidiary of BlackRock, completed the acquisition of the fund of funds business of Quellos Holdings, LLC (“Quellos”).  The combined fund of funds platform of BlackRock, including the portion acquired from Quellos, operates under the name of BlackRock Alternative Advisors (defined herein as BAA).  The General Partner of the Partnership did not change as result of the acquisition.  No changes have occurred to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.  However, the combined Quellos-BlackRock platform is complex, and may pose unexpected difficulties, or incur unexpected costs, in any of them, including: (i) the diversion of management’s attention to integration matters; (ii) difficulties in achieving expected cost savings associated with the Quellos-BlackRock platform; (iii) difficulties in the integration of operations and systems; (iv) difficulties in the assimilation of employees; (v) difficulties in replacing the support functions currently provided by Quellos to its fund of funds business, including support and assistance in respect of risk management, financial and operational functions; (vi) challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and (vii) challenges in attracting and retaining key personnel.

Information Technology Systems

The Partnership is dependent on the General Partner and the Trading Advisors for investment management, operational and financial advisory services.  The Partnership is also dependent on the General Partner for certain management services as well as back-office functions.  The General Partner and the Trading Advisors depend on information technology systems in order to assess investment opportunities, strategies and markets and to monitor and control risks for the Partnership and Portfolio Funds.  Information technology systems are also used to trade in the underlying investments of the Portfolio Funds.

It is possible that a failure of some kind which causes disruptions to these information technology systems could materially limit the General Partner’s or a Trading Advisor’s ability to adequately assess and adjust investments, formulate strategies and provide adequate risk controls.  Any such information technology related difficulty could harm the performance of the Partnership.

Further, failure of the back office functions of the General Partner to process trades in a timely fashion could prejudice the investment performance of the Partnership.

Lack of Transferability of Partnership Units

The Units offered hereby have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or state securities laws and are subject to restrictions on transfer contained in such laws.  The Units are not transferable except by or with the consent of the General Partner, which may be withheld in its sole and absolute discretion.  In addition, any transfer of Units will be subject to the anti-money laundering policies and procedures and other regulatory requirements applicable to the Partnership, as determined by the Administrator and the General Partner.  There will not be any market for the Units.

Legal Risk, Litigation and Regulatory Action

The General Partner is part of a larger firm with multiple business lines active in several jurisdictions that are governed by a multitude of legal systems and regulatory regimes, some of which are new and evolving.  The Partnership, the General Partner and their affiliates are subject to a number of unusual risks, including changing laws and regulations, developing interpretations of such laws and regulations, and increased scrutiny by regulators and law enforcement authorities.  Some of this evolution may be directed at the hedge fund industry in general or certain segments of the industry, and may result in scrutiny or claims against the Partnership or the General Partner directly for actions taken or not taken by the Partnership or the General Partner.  These risks and their potential consequences are often difficult or impossible to predict, avoid or mitigate in advance, and might make some Portfolio Funds or the services of the Trading Advisors unavailable to the Partnership, or adversely affect the ability of the Partnership to fulfill redemption requests.  The effect on the Partnership, the General Partner or any affiliate of any such legal risk, litigation or regulatory action could be substantial and adverse.

Bank Holding Company Act of 1956

Each of BlackRock and the General Partner is, for purposes of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), a subsidiary of PNC and Bank of America Corporation (“BAC”), each of which is subject to regulation as a “financial holding company” (an “FHC”) by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Because the General Partner may be deemed to exercise corporate control over the Partnership for purposes of the BHC Act, each of the Partnership, the General Partner and BlackRock intends to comply with the investment and activities restrictions that would generally be applicable to PNC and BAC as FHCs.  Under the BHC Act, an FHC and its affiliates may engage in, and may acquire interests in, or control of, companies engaged in, among other things, a wide range of activities that are “financial in nature,” including certain banking, securities, investment management, merchant banking, and insurance activities.  Other activities are prohibited or limited to activities that fall within certain defined authorizations (“Authorizations”).

BlackRock is currently evaluating the status of Portfolio Funds in relation to various Authorizations, and currently anticipates that it, PNC and BAC generally will be able to treat the Partnership as making so-called “merchant banking” portfolio investments for purposes of the BHC Act.  Under the BHC Act, an FHC or its affiliates may make a merchant banking investment in a non-financial portfolio company, which it may control but may not routinely manage or operate for such period of time as is necessary to enable disposition on a reasonable basis.  The Federal Reserve’s current regulations governing the merchant banking activities of an FHC (i) restrict involvement by the Partnership, the General Partner, BlackRock, PNC or BAC in the routine management and operating of a Portfolio Fund through officer or employee interlocks, contractual provisions, or other means, (ii) impose a 15-year maximum term on the Partnership (or, if the Partnership fails to qualify for this 15-year term, generally impose a 10-year maximum holding period on each merchant banking portfolio investment by the Partnership), (iii) restrict lending by PNC’s subsidiary bank to the Partnership and to any Portfolio Fund, (iv) limit other transactions by PNC’s and BAC’s subsidiary banks with such Portfolio Fund, (v) limit cross-marketing between PNC’s and BAC’s subsidiary banks and such Portfolio Fund, and (vi) apply certain record-keeping and reporting and policy and procedural requirements to investments by the Partnership.

To ensure compliance with the merchant banking requirements of the BHC Act, neither the General Partner nor the Partnership will be involved in the routine management and operation of Portfolio Funds.  Given that the investment program of the Partnership is focused primarily on the futures and forwards markets, and is anticipated to consist substantially of minority stakes, such level of management or control would not generally be available and no officer or employee of BlackRock or the General Partner will be permitted to serve as an officer, manager or employee of any Portfolio Fund.  In addition, the General Partner does not expect that any investment in Portfolio Funds would exceed the maximum holding periods for merchant banking investments.

Aside from the authority to make merchant banking investments, the General Partner, BlackRock and the Partnership may be able to rely on other statutory and regulatory provisions in order to maintain compliance with the BHC Act.  The General Partner reserves the right to rely on any such applicable exemptions and to take all reasonable steps deemed necessary, advisable or appropriate to comply with the BHC Act.  The BHC Act and Federal Reserve regulations and interpretations thereunder may be amended over the term of the Partnership.  The General Partner does not expect the limitations of the merchant banking investment authority or other provisions of the BHC Act to have a material adverse effect on the Partnership, its current investment strategy, or its operations.

Monitoring of Allocations of Partnership Capital to Trading Advisors

Trading Advisors could be the subject of lawsuits or legal proceedings, and the expenses or liabilities which arise from any such suits or proceedings, will be borne by the Trading Advisor, and indirectly by the Partnership as a client of the Trading Advisor.  In addition, although BAA attempts to monitor the performance of all of its Trading Advisors, the General Partner must ultimately rely on (i) the Trading Advisor to operate in accordance with its investment guidelines, and (ii) the accuracy of the information provided to the General Partner by the Trading Advisor.  Any failure of the Trading Advisor to operate within such guidelines or to provide accurate information, could subject the Partnership to losses.  Moreover, many of the strategies implemented by the Trading Advisors rely on the financial information made available by the issuers in which the Trading Advisors invest.  BAA has no ability to independently verify the financial information disseminated by the issuers in which the Trading Advisors invest and is dependent upon the integrity of both the management of these issuers and the financial reporting process in general.  Recent events have demonstrated the material losses which investors such as the Partnership can incur as a result of corporate mismanagement, fraud and accounting or other irregularities.

Multiple Levels of Expense

Both the General Partner and the Trading Advisors receive investment management fees.  In addition to management fees, the Partnership is subject to other substantial charges, including a Distribution Fee and a Redemption Charge and other expenses.  Furthermore, in addition to a fixed management fee, Trading Advisors typically will receive performance-based allocations.  The existence of a performance fee may create an incentive for the Trading Advisor to make riskier and more speculative investments than would otherwise be the case in the absence of such performance-based compensation.  A Trading Advisor may receive performance-based allocations based on the unrealized appreciation of the account or Portfolio Fund’s portfolio (as the case may be).  Also, the “high water mark” for a Trading Advisor’s account or the investment in a Portfolio Fund (as the case may be) may not correspond to a Limited Partner’s holding period.  Therefore, the Partnership may pay a performance fee to a Trading Advisor when a Limited Partner has not received the same positive performance for the Partnership as a whole and a Limited Partner may benefit from a “loss carry forward” attributable to a Trading Advisor’s account or a Portfolio Fund (as the case may be) where the Partnership incurred the loss prior to the Limited Partner’s investment.  Furthermore, Trading Advisors are compensated based on the performance of the accounts they trade for the Partnership or the Portfolio Fund they manage (as the case may be).  Consequently, a particular Trading Advisor may receive performance-based compensation in respect of its performance during a period when the Partnership’s overall capital depreciated.  Historically, certain Trading Advisors have required substantial performance fees when the performance of the Partnership as a whole was breakeven or unprofitable.

If the Partnership invests in a Portfolio Fund, the Partnership, along with each other investor in such Portfolio Fund, will pay its pro rata share of the expenses of such Portfolio Fund, including such Portfolio Fund’s organizational, operating and investment expenses as well as its pro rata share of any extraordinary expenses incurred by such Portfolio Fund.

Managed Account Allocations

The Partnership primarily places assets with Trading Advisors by opening discretionary managed accounts rather than investing in Portfolio Funds.  Managed accounts expose the Partnership to theoretically unlimited liability, and it is possible, given the leverage at which certain of the Trading Advisors trade, that the Partnership could lose more in a managed account directed by a particular Trading Advisor than the Partnership had allocated to such Trading Advisor to invest.  However, the Partnership will seek to mitigate such risks investing, whenever possible via a structure that limits the Partnership’s maximum liability to the amount invested in any such managed account.

Ownership of Underlying Investments

When deciding whether to invest or continue investing in a Portfolio Fund, the General Partner carries out no independent investigation of the ownership of the assets of the Portfolio Fund.  Instead, the General Partner relies on audited accounts and other financial information provided to it by the Portfolio Fund.  In the event that a Portfolio Fund does not own or there is a defect in the ownership of the underlying investments, this could have an adverse impact on the ability of the Partnership to achieve its investment objective.

General Trading Risk Disclosure Statement

Prospective investors should carefully consider whether their financial condition permits them to participate in the Partnership.  In so doing, prospective investors should be aware that futures and options trading can quickly lead to large losses as well as gains.  Such trading losses can sharply reduce the Net Asset Value of the Partnership and consequently the value of an investor’s Units.  In addition, certain restrictions on redemption may affect an investor’s ability to withdraw from participation in the Partnership.  Further, the Partnership is subject to substantial charges for management, as well as advisory and brokerage fees.  It may be necessary for the Partnership to make substantial trading profits to avoid depletion or exhaustion of its assets.  Notwithstanding the foregoing risk factors in this Form 10-K, this brief statement cannot disclose all of the risks and other factors necessary to evaluate a potential investor’s participation in the Partnership.

Item 1B:  Unresolved Staff Comments

Because the Partnership is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, as defined by Rules 240.10b-2 and 230.405, the information required by Item 1B is not applicable.

Item 2:  Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of BRIM, 40 East 52nd Street, New York, New York 10022.  BRIM performs certain administrative services for the Partnership from BlackRock’s offices.

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

(b)           Holders:

As of December 31, 2008, there were 1,355, 874, 1,578 and 10 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

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

SERIES A

	Subscription
	Amount	Units	NAV

Jan-06	$2,054,974	2,218,236	$0.9264
Feb-06	1,639,979	1,734,693	0.9454
Mar-06	1,389,984	1,479,966	0.9392
Apr-06	1,779,990	1,863,669	0.9551
May-06	1,674,990	1,699,635	0.9855
Jun-06	3,534,972	3,598,668	0.9823
Jul-06	2,114,983	2,163,887	0.9774
Aug-06	834,991	871,962	0.9576
Sep-06	1,004,986	1,073,015	0.9366
Oct-06	769,997	825,823	0.9324
Nov-06	1,129,989	1,186,091	0.9527
Dec-06	1,409,983	1,476,731	0.9548
Jan-07	914,992	950,641	0.9625
Feb-07	569,990	583,289	0.9772
Mar-07	434,991	457,933	0.9499
Apr-07	834,995	909,482	0.9181
May-07	214,995	226,884	0.9476
Jun-07	30,000	30,621	0.9797
Jul-07	374,998	375,900	0.9976
Aug-07	175,000	179,616	0.9743
Sep-07	39,999	44,027	0.9085
Oct-07	24,999	26,561	0.9412
Nov-07	1,374,998	1,412,427	0.9735
Dec-07	665,998	689,510	0.9659
Jan-08	500,000	508,388	0.9835
Feb-08	65,000	64,210	1.0123
Mar-08	1,134,998	1,061,044	1.0697
Apr-08	1,959,998	1,836,064	1.0675
May-08	6,599,996	6,357,153	1.0382
Jun-08	540,000	517,439	1.0436
Jul-08	—	—	1.0724
Aug-08	19,065,001	18,406,064	1.0358
Sep-08	17,929,001	17,709,404	1.0124
Oct-08	2,570,001	2,449,719	1.0491
Nov-08	554,999	487,997	1.1373
Dec-08	10,383,749	8,914,620	1.1648

SERIES I

	Subscription
	Amount	Units	NAV

Jan-06	$24,754	26,376	$0.9385
Feb-06	9,999	10,416	0.9600
Mar-06	49,508	51,781	0.9561
Apr-06	9,999	10,263	0.9743
May-06	148,525	147,478	1.0071
Jun-06	—	—	1.0063
Jul-06	—	—	1.0040
Aug-06	—	—	0.9895
Sep-06	15,000	15,497	0.9679
Oct-06	—	—	0.9667
Nov-06	—	—	0.9881
Dec-06	9,901	9,985	0.9916
Jan-07	—	—	1.0010
Feb-07	—	—	1.0187
Mar-07	—	—	0.9929
Apr-07	—	—	0.9616
May-07	—	—	0.9951
Jun-07	—	—	1.0307
Jul-07	—	—	1.0519
Aug-07	—	—	1.0302
Sep-07	—	—	0.9634
Oct-07	—	—	1.0007
Nov-07	—	—	1.0375
Dec-07	—	—	1.0308
Jan-08	—	—	1.0520
Feb-08	—	—	1.0850
Mar-08	—	—	1.1492
Apr-08	—	—	1.1493
May-08	—	—	1.1204
Jun-08	—	—	1.1290
Jul-08	—	—	1.1630
Aug-08	—	—	1.1261
Sep-08	—	—	1.1033
Oct-08	—	—	1.1491
Nov-08	—	—	1.2499
Dec-08	—	—	1.2837

(f)                                    Issuer Purchases of Equity Securities:

Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2008:

Series F

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2008	2,754	$273.51
November 30, 2008	1,539	280.29
December 31, 2008	2,543	282.49

Total	6,836

Series A

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2008	1,946,437	$1.1373
November 30, 2008	2,646,665	1.1648
December 31, 2008	3,126,882	1.1742

Total	7,719,984

Series G

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2008	558,549	$1.1845
November 30, 2008	258,540	1.2139
December 31, 2008	179,346	1.2234

Total	996,435

Series I

		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2008	n/a	n/a
November 30, 2008	n/a	n/a
December 31, 2008	26,872	$1.2972

Total	26,872

Item 6:  Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Income Statement Data	2008	2007	2006	2005	2004

Revenues:

Trading Profit (Loss)
Realized	$55,994,522	$16,070,669	$16,620,657	$680,616	$8,179,826
Change in Unrealized	568,553	(4,406,932)	2,030,261	1,837,104	(700,154)
Brokerage Commissions/ Clearing costs	(1,508,796)	(621,832)	—	—	—
Total Trading Profit	55,054,279	11,041,905	18,650,918	2,517,720	7,479,672

Investment Income:

Interest	3,051,305	9,194,631	12,178,428	8,910,897	1,297,826

Expenses:
Brokerage Commissions	—	9,623,405	17,712,085	17,973,653	5,725,678
Profit Shares	9,844,931	2,761,529	2,783,961	1,266,141	1,581,140
Distribution fees	5,554,788	1,766,803	—	—	—
Trading Advisors’ management fees	2,520,534	897,433	—	—	—
Sponsor fees	2,278,530	739,849	—	—	—
Administrative fees	—	344,493	615,580	622,238	205,144
Administrator fees	681,190	279,460	—	—	—
Professional fees	558,322	108,332	—	—	—
Other	271,936	86,153	—	—	—
Total expenses before waiver	21,710,231	16,607,457	21,111,626	19,862,032	7,511,962
Sponsor fee waiver	—	(98,165)	—	—	—
Total Expenses	21,710,231	16,509,292	21,111,626	19,862,032	7,511,962
Net Investment Loss	(18,658,926)	(7,314,661)	(8,933,198)	(10,951,135)	(6,214,136)

Net Income (Loss)	$36,395,353	$3,727,244	$9,717,720	$(8,433,415)	$1,265,536

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004

Partnership Net Asset Value	$228,085,926	$163,727,870	$227,349,345	$268,585,867	$246,428,990
Net Asset Value per Series F Unit	$282.49	$236.19	$230.98	$221.81	$230.10
Net Asset Value per Series A Unit	$1.1742	$0.9835	$0.9625	$0.9264	$0.9615
Net Asset Value per Series G Unit	$1.2234	$1.0224	n/a	n/a	n/a
Net Asset Value per Series I Unit	$1.2972	$1.0520	$1.0010	$0.9385	$0.9478

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	$238.09	$245.80	$244.21	$233.60	$230.71	$222.33	$220.06	$217.70	$217.77	$221.80	$229.90	$230.10
2005	$222.30	$224.75	$225.37	$218.90	$219.29	$221.99	$218.32	$221.45	$221.00	$218.52	$222.81	$221.81
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40	$229.73	$224.58	$223.58	$228.48	$228.99	$230.98
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09	$233.86	$231.98	$236.19
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09	$273.51	$280.29	$282.49

BLACKROCK GLOBAL HORIZONS I L.P.

December 31, 2008

Type of Pool: Multi-Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: January 4, 1994

Aggregate Subscriptions:    $645,307,152

Current Capitalization:   $228,085,926

Worst Monthly Drawdown(2):  (7.13)%  (11/01)

Worst Peak-to-Valley Drawdown(3):  (13.93)%  (11/01-5/02)

Net Asset Value per Series F (original unit), December 31, 2008:   $282.49

Monthly Rates of Return(4)

Month	2008	2007	2006	2005	2004
January	2.92%	1.59%	2.12%	(3.39)%	2.13%
February	5.68	(2.85)	(0.70)	1.10	3.24
March	(0.20)	(3.36)	1.84	0.28	(0.65)
April	(2.74)	3.22	3.29	(2.87)	(4.34)
May	0.53	3.46	(0.43)	0.18	(1.24)
June	2.78	1.84	(0.50)	1.23	(3.63)
July	(3.41)	(2.33)	(1.99)	(1.65)	(1.02)
August	(2.26)	(6.75)	(2.24)	1.43	(1.07)
September	3.67	3.60	(0.45)	(0.20)	0.04
October	8.49	3.44	2.19	(1.12)	1.85
November	2.48	(0.80)	0.22	1.96	3.65
December	0.78	1.81	0.87	(0.45)	0.09

Compound Annual Rate of Return	19.60%	2.26%	4.13%	(3.60)%	(1.29)%

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

Heightened stress in the financial system stemming from ongoing issues in residential real estate and structured credit markets, as well as recession-related fears, has led to significant de-leveraging by financial institutions.  This in turn has led to dissipating liquidity and steep declines in valuations across a number of asset classes, particularly in the credit markets.  The disruptions in credit markets have prompted many investors to sell their current holdings in search of safe havens, such as U.S. government bonds and precious metals.  Historically, these flight-to-quality conditions have created strong trends in the global fixed income and commodities markets.  Recent market conditions have proved no exception and BRIM believes that the Partnership’s Trading Advisors have been able to capitalize on some of these trends without significantly affecting the Partnership’s day-to-day operations.  However, past market performance is not necessarily indicative of future market performance.

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

BRIM attempts to control the market risk inherent in the Partnership’s trading by BRIM’s multi-advisor strategy and Trading Advisor selections.  BRIM reviews the positions acquired by Trading Advisors trading on behalf of the Partnership on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what BRIM determines as being excessively concentrated in a limited number of markets — in which case BRIM may, as of the next month or quarter-end, adjust the Partnership’s Trading Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. Such position transparency will not generally be available to BRIM with respect to Partnership assets allocated to Portfolio Funds.

BRIM may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, BRIM has not made any distributions to date and does not intend to do so.

Performance Summary

2008

Total Trading
Profit (Loss)

Stock Indices	$16,910,323
Energy	10,240,380
Interest Rates	9,265,308
Currencies	8,747,352
Agriculture	5,837,637
Metals	5,562,075
56,563,075
Brokerage Commissions/ Clearing Costs	(1,508,796)
$55,054,279

The Partnership’s overall trading performance was profitable with gains in all sectors contributing to profits.

Trading in stock indices generated the largest portion of gains throughout the year for the Partnership.  Short exposures to equity indices including the S&P, Nikkei, and FTSE contributed to performance early in the year.  The sector detracted from performance in April.  While equity markets rallied over April, the reduction of volatility as exemplified by the -18.82% decline in the VIX (the Chicago Board Options Exchange Volatility Index), made it difficult for Trading Advisors to build positions.  In June, the stock indices sector was the strongest sector through short exposures.  During June, U.S. stocks tumbled, sending the Dow Jones Industrial Average to its worst June since the Great Depression, as a result of record oil prices, credit-market write downs and a slowing economy.  German stocks dropped to the lowest in three months as concern deepened that slowing economic growth will curb companies’ earnings.  Short exposures to global indices held during the first half of July led gains.  In general, global indices continued their June sell off into the first few weeks of July, but recovered the last week of July on declining oil prices and favorable earnings releases.  In September, the stock indices sector was the best performing sector led by short exposures to the NASDAQ, S&P, DAX, and Hang Sang as global markets declined on increased speculation that credit-market losses and the economic slowdown would worsen. Short exposures to the S&P, DAX, and Nikkei, based on the continued decline of global equity markets, continued to lead performance in the fourth quarter.

Trading in energies was the second most profitable sector, despite losses early and mid-year.  Long exposures to crude oil, heating oil, and natural gas drove performance in the energy sector.  In March, crude oil rose to a record $111 a barrel, pushing through what had been the previous inflation-adjusted record of $103.59 set in the 1980s, as the sinking value of the U.S. dollar attracted investors to commodity markets. Long exposures to crude oil, heating oil and natural gas contributed each month during the second quarter as the energy sector continued to reach new highs.  During April, the continued rally of crude oil, reaching a record of $119.93 a barrel intra month, benefited from long exposures to the energy sector held by most Trading Advisors. The sector posted positive results in May, again on a continuation of the strong trends evident in energy markets.  Crude oil futures reached $135.09 in May, the highest price since trading began, on continued high demand levels, supply constraints, and financial analysts high price outlooks.  Trading Advisors continued to hold long exposures to energy markets.  However, they had reduced size as profit targets were hit and volatility became heightened. Long exposures to crude oil, heating oil, and natural gas continued to result in positive performance for the energy sector at quarter end.  Crude oil prices reached a record high of $140 a barrel in June, spurred by news that Libya was studying the possibility of a production cut in response to U.S. threats against oil producers and a weaker U.S. dollar.  Detracting in the third quarter were long exposures to crude oil and natural gas.  August began with long exposures to crude oil, and ended with short exposures.  During the first week of August, crude oil fell to a 14-week low on signs that the U.S. economic slump would extend into 2009, crimping fuel demand.

However, mid-August crude oil jumped more than $5 as the U.S. dollar slumped.  Short exposures to energies, primarily short exposures to natural gas and crude oil, continued to contribute to profit margins.

Trading in interest rates also contributed to profits, despite significant losses mid-year.  Long exposures to U.S. treasuries, Eurodollars, and German bunds during January and February contributed to gains as mounting losses in credit markets and the slowing U.S. economy drove investors to the relative safety of government debt.   Interest rates detracted from performance mid-year, primarily from long exposures to Eurodollars, U.S. treasuries, and Japanese government bonds (“JGBs”) held during April.  Trading in interest rates detracted as continued inflation concerns in Europe and Japan reduced the demand for government debt and that inflation may prevent future rate cuts by the European Central Bank. Long exposures to Eurodollars and the Gilt, as well as short Sterling exposures contributed to gains late in the year.

The currency sector also contributed to profits despite some detraction mid-year. Long exposures to the Euro, Swiss Franc, and Japanese yen versus the U.S. dollar contributed to profits.  Early in the year, the U.S. dollar posted its biggest quarterly loss against the Euro in almost four years due to the dispersion in Central Bank policies.  Specifically, the U.S. Federal Reserve cut its target lending rate by 75 basis points, the most since 1984, to revive the economy while the European Central Bank held borrowing costs at a six-year high to contain inflation.  Also during March, the U.S. dollar fell below 96 Japanese yen for the first time in 12 years after the U.S. Federal Reserve made its first weekend change in borrowing costs since 1979.  The U.S. dollar declined the first two weeks of  April versus most major currencies, but experienced sharp reversals, particularly against the Euro, Swiss franc, and Japanese yen.  Short exposures to the Great Britain Pound (“GBP”) and long exposures to the Euro versus the U.S. dollar detracted.  The GBP ended April down slightly versus the U.S. dollar, however, rallied the second half of April and detracted from Trading Advisors’ increased short holdings.  The Euro declined 0.44% versus the U.S. dollar after strengthening on surging crude oil prices, before selling off the last week of May on increased durable goods orders and revised 1st quarter gross domestic product.   Short exposures to the Japanese yen and Swiss franc versus the U.S. dollar early in the third quarter contributed to performance.  Over the second half of July, the U.S. dollar recovered and advanced to a one-month high versus the Euro and the Japanese yen as U.S. consumer confidence increased and crude oil prices dropped, reducing concern the economy may fall into a recession.  The currencies sector was difficult to navigate due to the large reversal in the U.S. dollar versus the Euro, British pound, and Australian dollar.  Short exposures to the Euro and British pound versus the U.S. dollar contributed. However, exposures to the Swiss franc and Canadian dollar versus the U.S. dollar detracted.  The U.S. dollar rallied against currencies of countries with deteriorating growth prospects and those tied to declining commodity prices.  Long exposures to the Japanese yen versus the U.S. dollar contributed late in the year as the Japanese yen reached 13 year highs as a result of the unwinding of the carry trade.  Short exposures to the British pound, Canadian dollar, and Euro versus the U.S. dollar further contributed to gains.

Trading in agricultural commodities posted gains as well, despite losses posted mid-year.  Long exposures to wheat, soybeans, and corn drove performance on speculation that surging Chinese demand for food, animal feeds, and bio-fuels will reduce U.S. inventories.  Although markets retreated in March from record levels that were reached earlier in the quarter, the sector was profitable overall. Mid-year trading in agricultural commodities was a bit more mixed depending on manager positioning.  In June, long exposures to corn and soybeans led performance as corn gained over 20% and soybeans over 17% on speculation that more rain and flooding in the U.S. Midwest may hurt crops, and as demand for commodities increased as an inflationary hedge.  Long exposures to corn, soybeans, and cocoa detracted.  The strong uptrend in commodities continued into the first week of July, but reversed sharply mid month as a result of a stronger U.S. dollar, expectations of improved growing conditions, and concerns of decreasing demand.  Late in the quarter, short exposures to soybeans, cotton, corn, and orange juice contributed to reduced demand for U.S. exports and reduced use of raw materials.  Short exposures to agricultural commodities contributed to performance during the fourth quarter.

Trading in metals also contributed despite volatility in the market.  Long exposures to gold and silver contributed to performance on increased demand for the metals as a hedge against inflation.  Gold rallied over +9%, surging to over $1,000 an ounce mid March, and silver rallied almost +17% in the first quarter.  Trading in metals, namely short exposures to aluminum, copper, and gold detracted from performance.  Short exposures to copper, silver, and aluminum led performance as concerns of a recession and continued stockpiles led to declines in base metals.  Short exposures to aluminum contributed, while short exposures to gold and silver detracted as thee metals sector rallied in November.

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

The interest rate sector also posted an overall profit for the year despite losses posted intermittently throughout the year.  Early in the year, U.S. treasuries fell, pushing yields to the highest level since August of 2006, as an industry report suggested the worst of the housing slump may be over.  Bonds also declined on heightened concern that inflation could accelerate after the Federal Reserve issued a statement that removed its past bias toward further interest rate increases.   European bonds fell after a report showed unemployment in Germany slid to the lowest in almost six years, reinforcing expectations the European Central Bank would raise interest rates twice more during the year.  A forecast that the Bank of Canada would raise interest rates as well triggered a sell-off in Canadian bonds.  Domestically, traders reduced expectations that the U.S. Federal Reserve would lower its target for the overnight lending rate following an unexpectedly strong U.S. home sales report mid-year.  Short exposure to the Eurodollar and Euribor futures, the German 5-year and 10-year bonds, as well as Canadian 10-year bonds, contributed to performance.  Contributing slightly to losses were long U.S. treasuries positions as turmoil in mortgage and corporate debt and equities drove investors from riskier assets.  U.S. treasury yields fell after large financial institutions announced write downs due to losses on sub-prime mortgage loans and credit, which increased speculation the U.S. Federal Reserve, would cut interest rates in July.  Long exposures to U.S. treasuries contributed to performance.   U.S. treasuries had their best month in November in twelve years as concern over banks’ willingness to issue loans drove investors to the safety of government debt.  Long exposures in U.S. 10-year treasuries detracted from performance.  U.S. 10-year notes fell as a government plan to limit sub-prime mortgage defaults reduced demand for the relative safety of U.S. debt.  However, at the end of the year, U.S. treasuries rose again, achieving the best annual returns since 2002, after a government report showed sales of new homes in the U.S. declined to a 12-year low.

Trading in currencies also posted an overall profit for the year although losses were posted  in the first and third quarters of the year.  The Japanese yen declined against the U.S. dollar to the lowest in more than four years after a Japanese government report showed a drop in retail sales.  The British pound hit a two year high against the Euro and an eight year high against the Japanese yen on United Kingdom interest rates.   The British pound declined against

other major currencies on expectation the European Central Bank would outpace the Bank of England in raising interest rates, making the United Kingdom currency less attractive to hold.  During the second quarter, the British pound rallied to its highest value since June 1981 as U.K. inflation continued to accelerate leading to the expectation the Bank of England would raise rates in May.  The Japanese yen dropped to a record low against the Euro and declined against the U.S. dollar.  The Canadian dollar reached a high after a report predicted increased second quarter production, fueling speculation the Bank of Canada will increase rates.  Foreign exchange contributed heavily to gains.  The U.S. dollar rebounded mid-year  from an all time low as reports showed gains in new home sales and manufacturing.  The rise in the Canadian dollar continued to a 30-year high after a government report showed the economy grew at its fastest pace in almost two years.  The Japanese yen declined as the rebound in U.S. stocks encouraged investors to borrow in Japan’s currency to buy higher yielding assets elsewhere.  However, the Japanese yen later strengthened on concern that losses from U.S. mortgages would prompt investors to cut riskier investments funded by loans in Japan.  The Swiss franc also advanced as speculation of widening losses on bonds backed by sub-prime mortgages prompted investors to unwind carry trades.  The British pound rose against the U.S. dollar as traders increased bets the Bank of England would lift interest rates again before year end.  One of the Trading Advisors liquidated its entire portfolio in August when drawdown limits were breached and would reinvest when the market stabilized, as measured by internal metrics and once model portfolio performance showed positive performance.  Performance was contributed through long exposures to the Canadian dollar, Australian dollar, and British pound versus the U.S. dollar.  Canada’s dollar rose to an all-time high against the U.S. dollar as record crude oil prices and the U.S. Federal Reserve’s rate cut spurred a rally in currencies linked to commodity exports.  The British pound rose to its highest since May 1981, after the rate cut.  The U.S. dollar fell against the Euro late in the year after reports on U.S. durable goods and employment were weaker than expected, and the U.S. commerce department report showed sales of new homes fell to a 12-year low in November.

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

The stock indices sector was the worst performing sector for the Partnership.  The S&P Index was up in January as U.S. stocks rallied, capping the longest stretch of monthly gains in more than a decade, due to the month’s early decrease in energy prices and continued strong economic data.  The Nikkei 225 was also up in January sending the index to a nine-month high after the Japanese yen weakened against both the U.S. dollar and Euro.  Then there was a large sell off in China and U.S. stocks plunged, erasing all of the gains.  The Dow Jones Industrial Average experienced the largest declines since the first trading day after September 11, 2001.  Furthermore, United Kingdom stocks experienced the largest decline in several months.  Early in the second quarter, long equity positions contributed as global indices rallied on strong earnings and continued merger activity.  Losses late in that quarter detracted from performance on concerns that losses tied to sub prime mortgages would deepen and spread to the overall market.  The S&P had its biggest decline in July.  European government bonds rose, pushing 10-year yields to the lowest level in more than two months, as the risk of owning corporate debt soared.  Contributing slightly were long U.S. treasuries positions as turmoil in mortgage and corporate debt and equities drove investors from riskier assets.  Further detracting was dynamically trading German bunds and U.S. treasuries.  German bunds touched a six-week low the final week of the month after reports showed high money supply.  U.S. equities rose after the economy expanded more than forecasted and the U.S. Federal Reserve cut interest rates by 25 basis points.  Early in November, domestic stocks fell to three month lows, led by financial companies and energy producers, on growing concern from mortgage losses.  However, the last week of November, U.S. stocks rose, capping the best weekly gain since March, after the U.S. Federal Reserve chairman signaled he may cut interest rates and the treasury moved closer to a plan to prevent thousands of Americans from losing their homes.  Japanese stocks dropped after the Bank of Japan’s quarterly Tankan survey showed business confidence fell more than estimated.  Additionally, U.S. home prices slumped by the most in at least six years, sparking concern the worsening housing recession would lead to more losses on mortgage-backed securities.  In the U.S., equities had a recovery led by oil and technology shares.  However, at year end, most U.S. stocks fell as slower retail sales and a drop in home prices overshadowed the rally in energy companies.

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

During most periods set forth under “Selected Financial Data”, the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a component of the Partnership’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

Prior to September 1, 2007 the Partnership’s brokerage commissions and administrative fees were a constant percentage of the Partnership’s assets allocated to trading.  The only Partnership costs (other than currency trading costs) which were not based on a percentage of the Partnership’s assets (allocated to trading or total) were the Profit Shares payable to the Trading Advisors on a Trading Advisor-by-Trading Advisor basis.  Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.  Gross profitability is in turn affected by the percentage of the Partnership’s assets allocated to trading.  During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Trading Advisors (so that the total Profit Shares paid to those Trading Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Trading Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Trading Advisors) suggesting the likelihood of generally trendless, non-consensus markets.

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

Substantially all of the Partnership’s assets are currently held in cash except for the net unrealized profit on open positions.  The Net Asset Value of the Partnership’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases.  Inflation in commodity prices could also generate price movements, which the Trading Advisors’ strategies might successfully follow.

With respect to assets allocated to managed accounts rather than Portfolio Funds, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This permits a Trading Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units, although there can be no assurance as to the timing of such payments.

Although the Partnership has not done so to date, the Partnership may allocate assets to Portfolio Funds which are subject to redemption restrictions which typically include a [15 to 45] day written notice for redemptions, monthly or quarterly redemptions and such Portfolio Fund’s ability to limit or suspend redemptions.

Most United States exchanges (but generally not foreign exchanges, or banks or broker-dealer firms in the case of foreign currency forward contracts) limit by regulation the amount of fluctuation limits. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of the trading session.  Once the “daily limit” has been reached in a particular commodity, no trades may be made at a price beyond the limit.  Positions in the commodity can then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses.  The rule may, in fact, substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures prices have occasionally moved the daily limit for several consecutive trading days, and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those futures traders involved to substantial losses.

Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Trading Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest.  Other than in respect of the functioning of the markets in which it trades, liquidity will be of little relevance to the operation of the Partnership.

There were no material commitments for capital expenditures as of December 31, 2008, the end of the most recent fiscal year.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2008 and 2007. During the fiscal year 2008, the Partnership’s average capitalization was $183,616,916. During the fiscal year 2007, the Partnership’s average capitalization was $193,436,908.

Fiscal Year 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$284,680	0.15%	$769,470	$34,862
Currencies	1,403,750	0.76%	2,689,196	24,439
Energy	406,568	0.22%	890,258	17,592
Interest Rates	8,778,354	4.74%	12,171,669	5,320,781
Metals	176,109	0.10%	503,021	22,920
Stock Indices	808,611	0.44%	2,514,188	49,883

TOTAL	$11,858,072	6.41%	$19,537,802	$5,470,477

Fiscal Year 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$259,927	0.13%	$905,590	$15,449
Currencies	1,822,034	0.95%	4,834,394	188,916
Energy	516,415	0.27%	1,218,410	13,728
Interest Rates	9,388,250	4.85%	19,530,849	14,545
Metals	1,188,724	0.61%	10,758,584	59,909
Stock Indices	1,322,472	0.68%	2,728,825	47,138

TOTAL	$14,497,822	7.49%	$39,976,652	$339,685

Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each month-end during the fiscal year. Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar quarter of fiscal years 2008 and 2007.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2008, by market sector:

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

Stock Indices

The Partnership has significant equity exposure to G-7 equity index price movements, although as of December 31, 2008, the Partnership’s primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

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

Agriculture Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2008.  In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future.  However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2008.

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

Item 8:  Financial Statements and Supplementary Data

Financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2008, 2007 and 2006, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2008 and 2007.  This information has not been audited.

Selected Quarterly Financial Data (unaudited)

BlackRock Global Horizons I L.P.

Net Income by Quarter

Eight Quarters through December 31, 2008

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008	2007	2007	2007	2007
Total Income (Loss)	$32,911,180	$114,214	$4,306,828	$20,773,362	$13,121,880	$(8,767,764)	$22,725,734	$(6,221,482)
Total Expenses	8,425,150	3,007,225	3,408,885	6,868,971	5,144,206	2,685,334	5,362,300	3,939,284
Net Income (Loss)	$24,486,030	$(2,893,011)	$897,943	$13,904,391	$7,977,674	$(11,453,098)	$17,363,434	$(10,160,766)

Net Income (Loss) per Series A Unit	$0.1241	$(0.0117)	$0.0062	$0.0847	$0.0433	$(0.0575)	$0.0800	$(0.0435)
Net Income (Loss) per Series F Unit	$30.75	$(5.68)	$1.09	$20.23	$10.13	$(13.65)	$19.33	$(10.52)
Net Income (Loss) per Series G Unit	$0.1328	$(0.0245)	$0.0048	$0.0880	$0.0443	$(0.0583)	$0.0830	$(0.0465)
Net Income (Loss) per Series I Unit	$0.1481	$(0.0139)	$0.0137	$0.1101	$0.0667	$(0.0513)	$0.0904	$(0.0390)

Weighted average units Series A	128,207,580	107,876,138	90,334,878	90,316,670	103,656,598	116,067,900	128,919,989	138,284,792
Weighted average units Series F	122,383	128,312	131,549	134,817	138,151	141,019	144,883	150,415
Weighted average units Series G	35,529,309	36,729,365	37,776,534	39,036,583	40,207,380	41,405,106	42,802,351	44,129,770
Weighted average units Series I	615,479	615,479	615,479	838,160	2,757,932	4,537,254	4,635,761	4,673,575

Calculation of net income (loss) per weighted average general partner and limited partner unit excludes net income (loss) allocated to non-unitized interests in 2007.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A:  Controls and Procedures

Evaluation of Disclosure and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Item 9A(T):  Controls and Procedures

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of the Partnership’s President and Chief Financial Officer and effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment, the Partnership’s management concluded that, at December 31, 2008, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B:  Other Information

On September 15, 2008, Bank of America Corporation announced that it had agreed to acquire Merrill Lynch, one of the principal owners of BlackRock.  On January 1, 2009, Bank of America Corporation announced that it had completed its acquisition of Merrill Lynch.

PART III

Item 10:  Directors, Executive Officers  and Corporate Governance of the Registrant

10(a) and 10(b)                Identification of Directors and Executive Officers:

The Partnership is managed by BlackRock.  Trading decisions are made by the Trading Advisors on behalf of the Partnership.  BlackRock promotes the Partnership and is its controlling persons.

The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2008, and their respective business backgrounds are as follows.

Edward Rzeszowski	President of the Partnership (Age 37)

Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 51)

Howard P. Berkowitz	Managing Director of BlackRock, Inc. (Age 68)

Edward Rzeszowski is the President of the General Partner, a Managing Director of BlackRock, a registered principal of the General Partner since February 2004 and a member of BlackRock Alternative Advisors (as described below).  His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage.  He began this position in September 2006.  Previously, Mr. Rzeszowski was a Director with Merrill Lynch’s fund of funds team.  In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. From September 2000 to September 2006, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line.  He became employed with Merrill Lynch in 1995 and has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries.  His additional previous work experience includes OMR Systems Corporation (a financial investments service company) from September 1995 to September 2006, where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

Michael L. Pungello is Chief Financial Officer of the General Partner, a Managing Director of BRIM and a registered principal since November 2006 of the General Partner.  Mr. Pungello was previously the Chief Financial Officer of MLAI.  He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Howard P. Berkowitz is a Managing Director at BlackRock.  He is a member of Black Rock’s Leadership Committee.  Mr. Berkowitz joined BlackRock, Inc. in 2003 when BlackRock acquired a majority interest in fund of fund manager HPB Management. Mr. Berkowitz is currently the Portfolio Manager of the Strategic Fund of Hedge Funds Group.  Prior to joining BlackRock, Mr. Berkowitz was the founder and managing partner of HPB Associates, a fund of hedge funds that he initially formed in 1979 as a traditional equity hedge fund. In 1967, Mr. Berkowitz co-founded and managed Steinhardt, Fine, Berkowitz & Co., one of the earliest successful entrants in the hedge fund industry.   Mr. Berkowitz served a three-year term as National Chairman of the Anti-Defamation League. He previously served on the boards and investment committees of the UJA Federation and the Wharton Undergraduate School of Finance.  He currently serves on the boards and investment committees of the Steadman Hawkins Sports Medicine Foundation, the Anti-Defamation League, and the New York City Ballet. In addition, Mr. Berkowitz currently serves as President of the Washington Institute for Near East Policy. Mr. Berkowitz earned a BS degree in economics from the Wharton School of the University of Pennsylvania in 1962, and a MBA degree from New York University in 1964.

As of December 31, 2008, BRIM’s general partner interest in the Partnership was valued at $3,098,146.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

(i)                                     Code of Ethics:

BRIM has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s principal executive officer, principal financial officer and persons performing similar functions.  A copy of the code of ethics is available upon request by calling 609-282-6996.

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

(a)                                  Securities Authorized for Issuance Under Equity Compensation Plans:

None.

(b)                                 Security Ownership of Certain Beneficial Owners:

Not applicable, the Units are non-voting.  The Partnership is managed by BlackRock Investment Management, LLC, its General Partner.

(c)                                  Security Ownership of Management:

As of December 31, 2008, BRIM owned 2,203,255 Units (unit-equivalent general partnership interests), which was approximately 1.36 % of the total Units outstanding.

(d)                                 Changes in Control:

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)                                  Transactions between Merrill Lynch, BRIM, PNC or PFPC Trust and the Partnership:

The Partnership pays indirectly Merrill Lynch through MLPF&S and BRIM substantial brokerage commissions and administrative fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

In 2008, the Partnership expensed:  (i) Sponsor fees of $2,278,530 to BRIM; (ii) Clearing costs of $495,804 to MLPF&S; (iii) Distribution fees of $5,554,788 to BRIM and (iv) Administrator fees for transfer agency services of $528,190 to PNC and (v) Printing fees of $225,563 to PNC and (vi) Custody fees for custodian services of $5,900 to PFPC Trust.  In addition, BRIM and Merrill Lynch and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

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

(b)                                 Review, Approval or Ratification of Transactions with Related Persons:

All of the service providers to the Partnership, other than the Trading Advisors, NewEdge and SS&C are affiliates of BRIM or Merrill Lynch.  BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares.  However, none of the fees paid by the Partnership to any BRIM or Merrill Lynch party were negotiated, and they are likely higher than those that may have been obtained in arm’s-length bargaining.   SS&C provides administrative services to the Partnership and is paid by the Partnership.   PNC, an affiliate of BRIM, is the Transfer Agent of the Partnership and is paid by the Partnership.

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

Item 14:  Principal Accountant Fees and Services

1)              Audit Fees

Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2008 were $129,000.  Aggregate fees for these services for the year ended December 31, 2007 were $110,000.

2)              Audit-Related Fees

There were no other audit-related fees for the years ended December 31, 2008 or 2007 related to the Partnership.

3)              Tax Fees

Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2008 were $235,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2007 were $235,000.

4)              All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2008 or 2007 for any other professional services in relation to the Partnership.

5)              Pre-Approval Policies

Although BRIM and the Partnership do not have pre-approval policies, the Chief Financial Officer of the Partnership pre-approves the engagement of the Partnership’s independent registered public accounting firm for all services to be provided by them.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2008 and 2007	2

	For the years ended December 31, 2008, 2007 and 2006:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4
	Financial Data Highlights	5-7

	Notes to Financial Statements	8-16

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

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Registration Statement.

3.01(ii)	Ninth Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant’s report Form 10-K for the year ended December 31, 2004.

10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.

Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S or NewEdge.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.05	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit D).

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated December 6, 1995.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Edward Rzeszowski	President of the Registrant	March 30, 2009
Edward Rzeszowski	(Principal Executive Officer)

/s/Michael L. Pungello	Chief Financial Officer of the Registrant	March 30, 2009
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Howard P. Berkowitz	Managing Director of BlackRock, Inc.	March 30, 2009
Howard P. Berkowitz

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of BlackRock Investment Management LLC)

BLACKROCK INVESTMENT MANAGEMENT, LLC

General Partner of Registrant	March 30, 2009

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
Managing Director of BRIM

BLACKROCK GLOBAL HORIZONS I L.P.

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01	Certification of Edward Rzeszowski

Exhibit 31.02	Certification of Michael L. Pungello

Exhibit 32.01	Section 1350 Certification of Edward Rzeszowski

Exhibit 32.02	Section 1350 Certification of Michael L. Pungello