Form 10-Q
period 2009-03-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2009-05-15
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Table of Contents

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$169,568,229	$169,133,129
Equity in commodity futures trading accounts:
Cash (restricted cash $12,646,858 and $10,090,467)	59,618,486	67,504,316
Net unrealized profit on open contracts	—	3,178,192
Accrued interest and other assets	107,218	7,029

TOTAL ASSETS	$229,293,933	$239,822,666

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$4,304,890	$4,637,184
Profit Shares payable	387,210	5,542,345
Distribution fees payable	549,021	572,137
Trading Advisors’ management fees payable	260,340	261,954
Brokerage commissions and clearing costs payable	21,418	13,048
Sponsor fees payable	230,419	240,269
Administrator fees payable	148,808	104,106
Professional fees payable	445,036	334,454
Net unrealized loss on open contracts	615,142	—
Other fees payable	50,098	31,243

Total liabilities	7,012,382	11,736,740

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 2,203,255 Units)	2,990,194	3,098,146
Limited Partners (165,395,507 and 162,267,856 Units)	219,291,357	224,987,780

Total partners’ capital	222,281,551	228,085,926

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$229,293,933	$239,822,666

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2009	2008
TRADING PROFITS (LOSSES):

Realized	$(520,459)	$22,854,088
Change in unrealized	(3,793,334)	(2,661,025)
Brokerage commissions and clearing costs	(355,450)	(390,332)

Total trading profits (losses)	(4,669,243)	19,802,731

INVESTMENT INCOME:
Interest	420,113	970,631

EXPENSES:
Distribution fees	1,683,101	1,276,951
Trading Advisors’ management fees	790,820	583,220
Sponsor fees	704,384	535,569
Profit Shares	471,505	4,152,175
Administrator fees	179,000	209,595
Professional fees	110,592	127,884
Other	69,800	13,463
Total expenses before waiver	4,009,202	6,898,857
Sponsor fee waiver	—	(29,886)
Total expenses	4,009,202	6,868,971

NET INVESTMENT LOSS	(3,589,089)	(5,898,340)

NET INCOME (LOSS)	$(8,258,332)	$13,904,391

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	134,318,518	90,316,670
Series F	117,040	134,817
Series G	34,737,080	39,036,583
Series I	490,288	838,160

Net income (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0418)	$0.0847
Series F	$(9.83)	$20.23
Series G	$(0.0425)	$0.0880
Series I	$(0.0291)	$0.1101

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2007	132,419,726	$2,589,473	$161,138,397	$163,727,870

Additions	1,633,642	—	1,699,998	1,699,998

Net income	—	222,157	13,682,234	13,904,391

Redemptions	(9,342,297)	—	(10,616,292)	(10,616,292)

PARTNERS’ CAPITAL, March 31, 2008	124,711,071	$2,811,630	$165,904,337	$168,715,967

PARTNERS’ CAPITAL, December 31, 2008	164,471,111	$3,098,146	$224,987,780	$228,085,926

Additions	10,150,531	—	11,940,996	11,940,996

Net loss	—	(107,952)	(8,150,380)	(8,258,332)

Redemptions	(7,022,880)	—	(9,487,039)	(9,487,039)

PARTNERS’ CAPITAL, March 31, 2009	167,598,762	$2,990,194	$219,291,357	$222,281,551

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information at March 31, 2009 and for the periods ended March 31, 2009 and March 31, 2008 is unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of March 31, 2009 and December 31, 2008, and the results of its operations for the three month periods ended March 31, 2009 and 2008. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (the “Form 10-K”).

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

BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”) is the general partner of the Partnership.

PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner, provides custody services for the Partnership. As of March 31, 2009 $169,568,229 was held in custody at PFPC Trust and invested in an affiliated BlackRock money market fund.  The Partnership’s assets will also be held in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“NUSA”) and any other clearing brokers that may be utilized by the Fund in the future (the “Clearing Brokers”) or allocated to one or more Portfolio Funds for which custodians and clearing are selected by the Trading Advisors.

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market funds, which are included in cash equivalents, are classified as Level 1 valuation inputs (quoted prices in active markets for identical assets) under the provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).

On January 1, 2009, Bank of America Corporation announced that it had completed its acquisition of Merrill Lynch & Co., Inc. (“Merrill Lynch”), the largest shareholder of BlackRock, Inc.

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S and NUSA, each acting as the Partnership’s commodity brokers. Pursuant to the brokerage agreements with MLPF&S and NUSA (which includes netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S and NUSA, these receivables and payables are offset and reported as a net receivable or payable and included in the Statements of Financial

Condition under Equity in commodity futures trading accounts or under Liabilities in net unrealized loss on open contracts.

2.               NET ASSET VALUE PER UNIT

At March 31, 2009 and December 31, 2008, the Net Asset Values of the different series of Units were:

March 31, 2009	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$151,874,403	134,054,651	$1.1329
Series F	30,909,444	113,405	$272.56
Series G	38,941,225	32,989,577	$1.1804
Series I	556,479	441,129	$1.2615
Total partners’ capital	$222,281,551	167,598,762

December 31, 2008	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$151,208,477	128,773,188	$1.1742
Series F	33,304,503	117,896	$282.49
Series G	42,809,400	34,991,420	$1.2234
Series I	763,546	588,607	$1.2972
	$228,085,926	164,471,111

3.               FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Partnership adopted FAS 157. FAS 157 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. FAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner of the Partnership’s assumptions about what information market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

FAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

•              Level 1 — Price quotations (unadjusted) in active markets/exchanges for identical instruments.

•              Level 2 — Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly.  Level 2 includes quoted prices (unadjusted) for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as those used in models or other valuation methodologies.

•              Level 3 — Primarily inputs and significant assumptions that are unobservable in the market place.  Level 3 assets include investments for which there is little, if any, market activity.  These inputs require significant judgment or estimation by the General Partner of the Partnership.

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2009.

Valuation Inputs	Cash equivalents	Net unrealized profit (loss) on derivative contracts
Level 1 - Price quotations	$169,568,229	$573,928
Level 2 - Significant other observable inputs	—	(1,189,070)
	$169,568,229	$(615,142)

4.   DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership trades in the international futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner to managed accounts managed by independent professional advisors (the “Trading Advisors”) applying proprietary strategies in numerous markets.

The Partnership engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector:

Agricultural.  The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”) countries.  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Metals. The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, silver, tin and zinc.

Stock Indices.  The Partnership’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries.

The Partnership, through the Trading Advisors, also engages in the speculative trading forward currency contracts. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

 The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative contracts as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts are traded.  Investments in foreign markets may also entail legal and political risks.

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

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of Net Asset Value.  The market value of cash and securities held to satisfy such requirements at March 31, 2009 and December 31, 2008 was $12,646,858 and $10,090,467, respectively, which equals 5.69% and 4.42% of Net Asset Value, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

The Partnership qualifies as an investment company under the provisions of the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies and therefore, all investments including derivatives are stated at fair value in the statements of financial condition, and changes in fair value are included in realized and unrealized trading profits and losses in the statements of operations.

The Partnership actually trades futures and forward contracts.  The level of trading is affected by conditions in those markets.  During the quarter 76,079 contracts were closed.  The fair value of the Partnership’s futures and forward contracts by type as of March 31, 2009 are as follows:

		Long Positions			Short Positions		Net unrealized profit
Commodity	Number	Gross Unrealized		Number	Gross Unrealized		(loss) on open
Industry Sector	of Contracts	Gains	Losses	of Contracts	Gains	Losses	contracts
Futures
Agriculture	432	$371,517	$(104,648)	1,010	$222,146	$(762,740)	$(273,725)
Currencies	148	40,287	(43,152)	232	161,064	(332,401)	(174,202)
Energy	469	1,495,152	(408,994)	652	751,994	(1,395,627)	442,525
Interest rates	2,540	1,245,684	(127,939)	279	65,108	(54,853)	1,128,000
Metals	632	1,118,752	(495,126)	651	499,220	(1,368,938)	(246,092)
Stock indices	405	39,525	(149,588)	471	261,659	(454,174)	(302,578)
Subtotal		4,310,917	(1,329,447)		1,961,191	(4,368,733)	573,928

Forwards
Currencies	324	1,891,592	(1,785,282)	287	1,213,058	(2,508,438)	(1,189,070)
Total		$6,202,509	$(3,114,729)		$3,174,249	$(6,877,171)	$(615,142)

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations for the period ended March 31, 2009 is as follows:

		Change in Net
	Realized Profits	Unrealized	Net Trading
Contract Type	(Losses)	Profits (Losses)	Profits (Losses)

Agriculture	$(1,121,499)	$(44,725)	$(1,166,224)
Currencies	(854,522)	(1,413,317)	(2,267,839)
Energy	(784,798)	303,613	(481,185)
Interest rates	(1,365,168)	(1,534,030)	(2,899,198)
Metals	(46,106)	(844,256)	(890,362)
Stock indices	3,651,634	(260,619)	3,391,015

Total	$(520,459)	$(3,793,334)	$(4,313,793)

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 expands the disclosure requirements for derivative instruments and hedging activities.  FAS 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of FAS 161 did not have a material impact on the Partnership’s financial statements.  The disclosures required by FAS 161 are included in Note 4 to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2008	$243.08	$256.88	$256.37
2009	$284.04	$283.02	$272.56

Performance Summary

January 1, 2009 to March 31, 2009

The Partnership posted a net loss for the quarter, with early gains offset by losses late in the quarter.  The stock indices sector was the only profitable sector for the quarter, with the largest losses occurring in the interest rate sector.

Stock indices trading contributed to gains early in the quarter through short exposures to global markets. Broad-based equity declines impacted global markets in January and February on negative economic news and poor earnings.  However, investors experienced a sharp reversal and rally in March as they began to perceive stabilization in the global financial system after several months of uncertainty. Within this environment, short global equity exposures to the US, Germany, Hong Kong and Japan, proved to be beneficial as markets substantially declined early in the period. However, many of these short equity exposures detracted late in the quarter as the markets rallied on positive corporate earnings and government stimulus efforts.

Trading in energies was relatively flat over the first three months of the year, with slight profits early in the quarter roughly balanced by later losses. Oil prices hit cyclical lows in February, falling below $40/barrel for the first time since 2004 before rebounding to nearly $50/barrel by the end of March on signs that economic deterioration appears to be slowing. Demand for energy continued to slump, weighed by a decrease in economic activity driven by the global recession.  Natural gas prices were negatively impacted by falling demand from power producers and their industrial clientele.

Short exposures in the metals sector detracted slightly from performance for the quarter, with gains early in the quarter outweighed by March losses. Prices for industrial metals such as copper, lead and zinc, rallied in March from their earlier lows on hopes that government stimulus efforts would spark industrial production and reduce existing basic materials inventory levels. Precious metals prices also rose during the quarter, continuing to benefit from higher levels of market volatility and economic uncertainty, as well as latent fears over growing inflation after the economy recovers.

Trading in agricultural commodities detracted from performance despite a profitable month of February. In particular, short positions in corn and soybeans profited in February on speculation that demand for biofuels and animal feed would decline in the midst of the recession, and demand for cotton process fell based on a reduced demand for raw materials. However, prices broadly recovered in March as investors perceived better economic times ahead.  Coffee prices improved substantially over the course of the quarter, as investors anticipated a reduced supply from Central and South America.

Currency trading also detracted from performance for the quarter. Long exposures to Japanese yen and short exposures to the Euro contributed early in the quarter; however it was not enough to offset losses in the latter half of the quarter.  The foreign exchange markets were range-bound during February with declining volatility, resulting in a challenging environment for underlying managers with shorter holding periods. While demand for the U.S. dollar was strong early in the period due to high market uncertainty, late in the quarter, long U.S. dollar trades struggled following quantitative easing initiatives launched by the U.S. Federal Reserve.

The interest rate sector was the worst performing strategy for the quarter. Long U.S. treasury, Gilt, and German Bund exposures led losses, selling off despite a backdrop of stock market volatility, worsening economic conditions and regulatory uncertainty. March proved to be particularly challenging, with several government and central bank stimulus initiatives, including those by the U.S. Federal Reserve, the Bank of England, the Swiss National Bank and the Bank of Japan, creating a challenging environment for systematic managers.

January 1, 2008 to March 31, 2008

The Partnership had a profitable quarter, particularly from record moves across markets in January and February.  The currencies sector was the strongest sector for the quarter, followed by the interest rates, agricultural commodities, stock indices, energies, and the metals sectors.

The currency sector was the strongest performing sector for the Partnership. Long exposures to the Euro, Swiss Franc, and Japanese yen versus the U.S. dollar contributed to profits.  The U.S. dollar posted its biggest quarterly loss against the Euro in almost four years due to the dispersion in Central Bank policies.  Specifically, the U.S. Federal Reserve cut its target lending rate by 75 basis points, the most since 1984, in an attempt to revive the economy while the European Central Bank held borrowing costs at a six-year high to contain inflation.  Also during March, the U.S. dollar fell below 96 Japanese yen for the first time in 12 years after the U.S. Federal Reserve made its first weekend change in borrowing costs since 1979.

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

Item 4T. Controls and Procedures

BRIM, the General Partner of the Partnership, with the participation of the Partnership’s president as Principal Executive Officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

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

SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-08	$500,000	508,388	$0.9835	Jan-08	$—	—	$1.0520
Feb-08	65,000	64,210	1.0123	Feb-08	—	—	1.0850
Mar-08	1,134,998	1,061,044	1.0697	Mar-08	—	—	1.1492
Apr-08	1,959,998	1,836,064	1.0675	Apr-08	—	—	1.1493
May-08	6,599,996	6,357,153	1.0382	May-08	—	—	1.1204
Jun-08	540,000	517,439	1.0436	Jun-08	—	—	1.1290
Jul-08	—	—	1.0724	Jul-08	—	—	1.1630
Aug-08	19,065,001	18,406,064	1.0358	Aug-08	—	—	1.1261
Sep-08	17,929,001	17,709,404	1.0124	Sep-08	—	—	1.1033
Oct-08	2,570,001	2,449,719	1.0491	Oct-08	—	—	1.1491
Nov-08	554,999	487,997	1.1373	Nov-08	—	—	1.2499
Dec-08	10,383,749	8,914,620	1.1648	Dec-08	—	—	1.2837
Jan-09	5,118,998	4,359,562	1.1742	Jan-09	—	—	1.2972
Feb-09	2,670,999	2,262,408	1.1806	Feb-09	—	—	1.3073
Mar-09	4,150,999	3,528,561	1.1764	Mar-09	—	—	1.3062

(b) None.

(c) Limited Partners in unitized series may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2009:

Series F
		Redemption Date
Month	Units Redeemed	NAV Per Unit
January 31, 2009	722	$284.04
February 28, 2009	1,125	283.02
March 31, 2009	2,644	272.56

Total	4,491

Series A
		Redemption Date
Month	Units Redeemed	NAV Per Unit
January 31, 2009	1,320,637	$1.1806
February 28, 2009	1,854,799	1.1764
March 31, 2009	1,693,632	1.1329

Total	4,869,068

Series G
		Redemption Date
Month	Units Redeemed	NAV Per Unit
January 31, 2009	178,130	$1.2302
February 28, 2009	406,761	1.2257
March 31, 2009	1,416,952	1.1804

Total	2,001,843

Series I
		Redemption Date
Month	Units Redeemed	NAV Per Unit
January 31, 2009	147,478	$1.3073
February 28, 2009	—	1.3062
March 31, 2009	—	1.2615

Total	147,478

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:
31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 15, 2009	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 15, 2009	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)