Form 10-Q
period 2009-06-30
BLACK ROCK GLOBAL HORIZONS LP
filed 2009-08-14
CIK 904918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS:
Cash and cash equivalents	$178,419,153	$169,133,129
Equity in commodity futures trading accounts:
Cash (restricted cash $16,230,558 and $10,090,467)	51,938,397	67,504,316
Net unrealized profit on open contracts	769,793	3,178,192
Accrued interest and other assets	75,305	7,029

TOTAL ASSETS	$231,202,648	$239,822,666

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$3,099,530	$4,637,184
Profit Shares payable	156,918	5,542,345
Distribution fees payable	539,545	572,137
Trading Advisors’ management fees payable	256,423	261,954
Brokerage commissions and clearing costs payable	24,562	13,048
Sponsor fees payable	226,547	240,269
Administrator fees payable	169,004	104,106
Professional fees payable	282,761	334,454
Net unrealized loss on open contracts	13,376	—
Other fees payable	79,356	31,243

Total liabilities	4,848,022	11,736,740

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 2,203,255 Units)	2,881,070	3,098,146
Limited Partners (177,365,571 and 162,267,856 Units)	223,473,556	224,987,780

Total partners’ capital	226,354,626	228,085,926

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$231,202,648	$239,822,666

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
TRADING PROFITS (LOSSES):

Realized	$(6,487,154)	$(353,068)	$(7,007,613)	$22,501,020
Change in unrealized	1,371,559	4,135,333	(2,421,775)	1,474,308
Brokerage commissions and clearing costs	(418,636)	(406,103)	(774,086)	(796,435)

Total trading profits (losses)	(5,534,231)	3,376,162	(10,203,474)	23,178,893

INVESTMENT INCOME:
Interest	259,974	930,666	680,087	1,901,297

EXPENSES:
Profit Shares	(204,485)	793,186	267,020	4,945,361
Distribution fees	1,616,933	1,242,821	3,300,034	2,519,772
Trading Advisors’ management fees	769,822	561,594	1,560,642	1,144,814
Sponsor fees	676,844	520,676	1,381,228	1,056,245
Administrator fees	177,000	179,595	356,000	389,190
Professional fees	161,925	150,921	272,517	278,805
Other	110,600	14,723	180,400	28,186
Total expenses before waiver	3,308,639	3,463,516	7,317,841	10,362,373
Sponsor fee waiver	—	(54,631)	—	(84,517)
Total expenses	3,308,639	3,408,885	7,317,841	10,277,856

NET INVESTMENT LOSS	(3,048,665)	(2,478,219)	(6,637,754)	(8,376,559)

NET INCOME (LOSS)	$(8,582,896)	$897,943	$(16,841,228)	$14,802,334

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	144,293,100	90,334,878	139,305,809	90,325,774
Series F	112,325	131,549	114,682	133,183
Series G	32,517,854	37,776,534	33,627,467	38,406,558
Series I	551,075	615,479	520,682	726,819

Net income (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0418)	$0.0062	$(0.0836)	$0.0909
Series F	$(10.00)	$1.09	$(19.83)	$21.55
Series G	$(0.0434)	$0.0048	$(0.0859)	$0.0942
Series I	$(0.0378)	$0.0137	$(0.0674)	$0.1385

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

	Units	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL, December 31, 2007	132,419,726	$2,589,473	$161,138,397	$163,727,870

Additions	10,344,298	—	10,799,992	10,799,992

Net income	—	236,238	14,566,096	14,802,334

Redemptions	(14,257,977)	—	(16,671,083)	(16,671,083)

PARTNERS’ CAPITAL, June 30, 2008	128,506,047	$2,825,711	$169,833,402	$172,659,113

PARTNERS’ CAPITAL, December 31, 2008	164,471,111	$3,098,146	$224,987,780	$228,085,926

Additions	30,458,634	—	34,626,843	34,626,843

Net loss	—	(217,076)	(16,624,152)	(16,841,228)

Redemptions	(15,360,919)	—	(19,516,915)	(19,516,915)

PARTNERS’ CAPITAL, June 30, 2009	179,568,826	$2,881,070	$223,473,556	$226,354,626

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information at June 30, 2009 and for the periods ended June 30, 2009 and June 30, 2008 is unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of June 30, 2009 and December 31, 2008, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008. The operating results for the interim periods may not be indicative of the results for the full year.

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

PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner, provides custody services for the Partnership. As of June 30, 2009 $178,419,153 was held in custody at PFPC Trust and invested in an affiliated BlackRock money market fund.  The Partnership’s assets will also be held in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“NUSA”) and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more Portfolio Funds for which custodians and clearing are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”).

The Partnership has defined cash and cash equivalents as cash, money market funds and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market funds, which are included in cash equivalents, are classified as Level 1 valuation inputs (quoted prices in active markets for identical assets) under the provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).

On January 1, 2009, Bank of America Corp. announced that it had completed its acquisition of Merrill Lynch & Co., Inc. (“Merrill Lynch”), one of the largest shareholders of BlackRock, Inc.

The Partnership, in its normal course of business, enters into various derivatives contracts with MLPF&S and NUSA, each acting as the Partnership’s clearing brokers. Pursuant to the brokerage agreements with MLPF&S and NUSA (which include netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S and NUSA, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit on open contracts and net payables are included under Liabilities in net unrealized loss on open contracts.

2.                                       NET ASSET VALUE PER UNIT

At June 30, 2009 and December 31, 2008, the Net Asset Values of the different series of Units were:

June 30, 2009	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$160,563,112	147,142,711	$1.0912
Series F	28,996,122	110,434	$262.57
Series G	36,114,752	31,759,177	$1.1371
Series I	680,640	556,504	$1.2231
Total partners’ capital	$226,354,626	179,568,826

December 31, 2008	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$151,208,477	128,773,188	$1.1742
Series F	33,304,503	117,896	$282.49
Series G	42,809,400	34,991,420	$1.2234
Series I	763,546	588,607	$1.2972
Total partners’ capital	$228,085,926	164,471,111

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2009.

Valuation Inputs	Cash equivalents	Net unrealized profit (loss) on derivative contracts
Level 1 - Price quotations	$178,419,153	$891,299
Level 2 - Significant other observable inputs	—	(134,882)
	$178,419,153	$756,417

4.   DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership trades in the international futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner to managed accounts managed by the Trading Advisors applying proprietary strategies in numerous markets.

The Partnership engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, livestock and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at June 30, 2009, organized by market sector:

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

Energy.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven countries (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”).  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Metals. The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, silver, tin and zinc.

Stock Indices.  The Partnership’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries, as well as other countries.

The Partnership, through the trading activities of the Trading Advisors, also engages in the speculative trading of forward currency contracts. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

The Partnership is exposed to both market risk, the risks arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of Net Asset Value.  The market value of cash and securities held to satisfy such requirements at June 30, 2009 and December 31, 2008 was $16,230,558 and $10,090,467, respectively, which equals 6.70% and 4.42% of Net Asset Value, respectively.

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

The Partnership actually trades futures and forward contracts.  The level of trading is affected by conditions in those markets.  During the quarter  and six months ended June 30, 2009, 89,122 and 165,201 contracts were closed, respectively.  The fair value of the Partnership’s futures and forward contracts by type as of June 30, 2009 are as follows:

	Long Positions			Short Positions			Net unrealized
Commodity	Number	Gross Unrealized		Number	Gross Unrealized		profit (loss) on
Industry Sector	of Contracts	Gains	Losses	of Contracts	Gains	Losses	open contracts
Futures
Agriculture	628	$362,178	$(1,004,157)	1,038	$1,556,137	$(217,102)	$697,056
Currencies	435	489,444	(102,417)	386	171,773	(43,872)	514,928
Energy	378	230,535	(261,366)	407	330,994	(141,185)	158,978
Interest rates	2,669	640,292	(271,065)	543	73,843	(613,056)	(169,986)
Metals	749	2,010,759	(331,455)	689	188,309	(2,202,910)	(335,297)
Stock indices	481	168,652	(195,388)	511	118,641	(66,285)	25,620
Subtotal	5,340	3,901,860	(2,165,848)	3,574	2,439,697	(3,284,410)	891,299

Forwards
Currencies	469	1,069,457	(647,956)	553	756,375	(1,312,758)	(134,882)
Total	5,809	$4,971,317	$(2,813,804)	4,127	$3,196,072	$(4,597,168)	$756,417

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations for the period ended June 30, 2009 is as follows:

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Agriculture	$(2,011,418)	$926,056	$(1,085,362)
Currencies	(1,801,120)	330,001	(1,471,119)
Energy	(2,733,499)	20,066	(2,713,433)
Interest rates	(2,597,191)	(2,832,016)	(5,429,207)
Metals	(672,384)	(933,461)	(1,605,845)
Stock indices	2,807,999	67,579	2,875,578

Total	$(7,007,613)	$(2,421,775)	$(9,429,388)

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

In April 2009, the FASB issued FASB Staff Position (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP No. 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FSP  No. 157-4 is effective for reporting periods ending after June 15, 2009.   The adoption of FSP No. 157-4 did not have a material impact on the Partnership’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Partnership’s financial statements.

6.               SUBSEQUENT EVENTS

The Partnership reviewed subsequent events occurring through August 14, 2009 the date that these financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57

Performance Summary

January 1, 2009 to June 30, 2009

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

April 1, 2009 to June 30, 2009

The Partnership posted a net loss for the quarter as mid-quarter gains were offset by losses early and late in the quarter. In general, Trading Advisors faced challenges as reduced volatility and shifting trends resulted in an environment with limited momentum to exploit. Overall, foreign exchange activity was the only positive contributor to gains in the currencies sector, with agriculture-based trades posting essentially flat returns. Amongst sectors producing losses for the quarter, the worst performer was interest rates, followed by energy, metals and stock indices.

While the currency sector was profitable overall, it was a complex trading environment. Many Trading Advisors started the period short select currencies, such as the Canadian dollar and the British pound. However, hopes for economic recovery and an accelerating slide in the U.S. dollar in April generated losses in these short positions early. Trade positioning quickly adjusted, and many Trading Advisors enjoyed substantial long-side gains in the Australian dollar and the Euro as the U.S. dollar experienced its sharpest monthly decline in years. However, the quarter ended with the U.S. dollar trading somewhat range-bound, creating a difficult backdrop for momentum-based strategies to profit, and leading Trading Advisors to sustain modest losses in June.

Trading in agricultural commodities also proved to be demanding, as Trading Advisors fought back from early losses to end the quarter nearly flat. April losses in long exposure to sugar were offset by later gains from a broad commodity price rally brought on by signs of improving global demand and a weakening U.S. dollar. On the short side, exposures to corn and wheat made back earlier losses as prices substantially declined on reports of increasing supplies and speculation that warm, wet weather would accelerate plant development. Meanwhile, short exposures to hogs contributed throughout the period as hog positions sold off over concerns about the H1N1 virus.

Trading in the interest rate sector struggled during the quarter, in large part due to improved market sentiment and the resulting flow of investor capital away from sovereign bonds and toward riskier assets. In particular, long exposures to Japanese government bonds, German Bunds and Gilts all declined during the period. Meanwhile, long exposure to short-term interest rates, especially in the Eurodollar, Euribor and Sterling, also detracted, adversely responding to the European Central Bank holding rates at a record low and higher-than-expected U.S. unemployment numbers. However, several underlying funds mitigated a portion of losses through trading long-term U.S. interest rates, which provided opportunities through both long and short exposures during the period.

Trading in energies also contributed to losses.  Short exposures to crude oil and heating oil in April and May drove energy trading losses, as upbeat economic news and declining inventory levels positively influenced underlying energy prices. Nonetheless, select funds profited from shorter-term tactical trades in natural gas, benefiting from short exposures in April as natural gas sold off to a 6-year low, followed by successfully trading the market through both short and long exposures as volatility increased later in the quarter.

Trading in metals also contributed to losses.  Metals saw mixed results during the quarter as long exposures to gold detracted in April and June but profited in May as investors sought inflation hedges given the sharply declining U.S. dollar. Conversely, industrial metals such as aluminum and nickel trades were profitable in April, rallying on improved economic recovery prospects. However, as market rallies extended throughout the quarter, Trading Advisors increased select short positions. Aluminum short exposures were among those that took a substantial hit as the commodity experienced its largest weekly gain in 21 years during June, contributing to an overall loss for the sector.

Trading in stock indices contributed the most to losses in the quarter.  Initial short exposures lost ground early, given broad market rallies across the globe. However, Trading Advisors reduced these positions quickly; increasing long exposures to the U.S. and holding more neutral exposures in select other markets.  While long holdings in the NASDAQ and Russell indices added overall gains as global indices continued to improve throughout the quarter on strengthening sentiment, short hedges to the Dow Jones Eurostoxx, Hang Seng and FTSE indices outweighed gains, driving an overall decline for the strategy during the quarter.

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

Trading in the energy sector was the leading sector through long exposures to crude oil, heating oil and natural gas which contributed to profitability each month during the quarter as the energy sector continued to reach new highs.  During April, the continued rally of crude oil, reaching a record of $119.93 a barrel intra month, benefited from long exposures to the energy sector held by most Trading Advisors. The sector posted positive results in May, again on a continuation of the strong trends evident in the energy markets.  Crude oil futures reached $135.09 in May, the highest price since trading began, on continued high demand levels, supply constraints, and financial analysts high price outlooks.  Trading Advisors continued to hold long exposures to energy markets.  However, the Trading Advisors had reduced the size of such exposures as profit targets were hit and volatility became heightened. Long exposures to crude oil, heating oil, and natural gas continued to result in positive performance for the energy sector at quarter end.  Crude oil prices reached a record high of $140 a barrel in June, spurred by news that Libya was studying the possibility of a production cut in response to U.S. threats against oil producers and a weaker U.S. dollar.

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

The currency sector posted losses for the Partnership, especially early in the quarter.  The U.S. dollar declined the first two weeks of the month compared against most major currencies, but experienced sharp reversals the second half of the month, particularly against the Euro, Swiss franc, and Japanese yen.  Short exposures to the Great Britain Pound (“GBP”) and long exposures to the Euro versus the U.S. dollar detracted.  The GBP ended the month down slightly versus the U.S. dollar, however, rallied the second half of the month and detracted from Trading Advisors’ increased short holdings.  The Euro declined 0.44% versus the U.S. dollar for the month after strengthening on surging crude oil prices, before selling off the last week of May on increased durable goods orders and revised 1st quarter gross domestic product.

Trading in interest rates was the largest detraction from performance, primarily from long exposures to Eurodollars, U.S. treasuries, and Japanese government bonds held during April.  The instruments detracted as continued inflation concerns in Europe and Japan reduced the demand for government debt and, in the case of the European Central Bank, prevented rate cuts.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-08	$500,000	508,388	$0.9835
Feb-08	65,000	64,210	1.0123
Mar-08	1,134,998	1,061,044	1.0697
Apr-08	1,959,998	1,836,064	1.0675
May-08	6,599,996	6,357,153	1.0382
Jun-08	540,000	517,439	1.0436
Jul-08	—	—	1.0724
Aug-08	19,065,001	18,406,064	1.0358
Sep-08	17,929,001	17,709,404	1.0124
Oct-08	2,570,001	2,449,719	1.0491
Nov-08	554,999	487,997	1.1373
Dec-08	10,383,749	8,914,620	1.1648
Jan-09	5,118,998	4,359,562	1.1742
Feb-09	2,670,999	2,262,408	1.1806
Mar-09	4,150,999	3,528,561	1.1764
Apr-09	6,838,937	6,036,664	1.1329
May-09	6,646,005	6,040,724	1.1002
Jun-09	9,055,908	8,115,340	1.1159

SERIES I

	Subscription
	Amount	Units	NAV
Jan-08	$—	—	$1.0520
Feb-08	—	—	1.0850
Mar-08	—	—	1.1492
Apr-08	—	—	1.1493
May-08	—	—	1.1204
Jun-08	—	—	1.1290
Jul-08	—	—	1.1630
Aug-08	—	—	1.1261
Sep-08	—	—	1.1033
Oct-08	—	—	1.1491
Nov-08	—	—	1.2499
Dec-08	—	—	1.2837
Jan-09	—	—	1.2972
Feb-09	—	—	1.3073
Mar-09	—	—	1.3062
Apr-09	124,998	99,087	1.2615
May-09	20,000	16,288	1.2279
Jun-09	—	—	1.2477

(b)	None.

(c) Limited Partners in unitized series may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2009:

Series F

		Redemption Date
Month	Units Redeemed	NAV Per Unit
April 30, 2009	1,006	$264.70
May 31, 2009	1,228	$268.52
June 30, 2009	737	$262.57

Total	2,971

Series A

		Redemption Date
Month	Units Redeemed	NAV Per Unit
April 30, 2009	2,860,407	$1.1002
May 31, 2009	1,870,619	$1.1159
June 30, 2009	2,373,642	$1.0912

Total	7,104,668

Series G

		Redemption Date
Month	Units Redeemed	NAV Per Unit
April 30, 2009	468,774	$1.1464
May 31, 2009	477,621	$1.1629
June 30, 2009	284,005	$1.1371

Total	1,230,400

Series I

		Redemption Date
Month	Units Redeemed	NAV Per Unit
April 30, 2009	—	$1.2279
May 31, 2009	—	$1.2477
June 30, 2009	—	$1.2231

Total	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:
31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 14, 2009	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President (Principal Executive Officer)

Date: August 14, 2009	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)