Form 10-Q
period 2009-09-30
BLACK ROCK GLOBAL HORIZONS LP
filed 2009-11-16
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS:
Cash and cash equivalents	$191,734,763	$169,133,129
Equity in commodity futures trading accounts:
Cash (restricted cash $19,436,079 and $10,090,467)	55,697,148	67,504,316
Net unrealized profit on open contracts	4,773,760	3,178,192
Accrued interest and other assets	38,050	7,029

TOTAL ASSETS	$252,243,721	$239,822,666

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$1,350,258	$4,637,184
Profit Shares payable	1,244,391	5,542,345
Distribution fees payable	513,850	572,137
Trading Advisors’ management fees payable	227,237	261,954
Brokerage commissions and clearing costs payable	20,488	13,048
Sponsor fees payable	215,946	240,269
Administrator fees payable	158,655	104,106
Professional fees payable	297,399	334,454
Other fees payable	75,720	31,243

Total liabilities	4,103,944	11,736,740

PARTNERS’ CAPITAL:
General Partner (2,203,255 and 2,203,255 Units)	2,925,812	3,098,146
Limited Partners (194,387,270 and 162,267,856 Units)	245,213,965	224,987,780

Total partners’ capital	248,139,777	228,085,926

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$252,243,721	$239,822,666

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
TRADING PROFITS (LOSSES):

Realized	$4,601,156	$(2,148,047)	$(2,406,457)	$20,352,973
Change in unrealized	4,017,343	1,763,343	1,595,568	3,237,651
Brokerage commissions and clearing costs	(407,146)	(421,430)	(1,181,232)	(1,217,865)

Total trading profits (losses)	8,211,353	(806,134)	(1,992,121)	22,372,759

INVESTMENT INCOME:
Interest	142,919	920,348	823,006	2,821,645

EXPENSES:
Profit Shares	1,152,159	124,664	1,419,179	5,070,025
Distribution fees	1,586,965	1,359,777	4,886,999	3,879,549
Trading Advisors’ management fees	706,327	614,222	2,266,969	1,759,036
Sponsor fees	664,389	569,520	2,045,617	1,625,765
Administrator fees	167,000	124,500	523,000	513,690
Professional fees	227,926	158,925	500,443	437,730
Other	103,001	145,251	283,401	173,437
Total expenses before waiver	4,607,767	3,096,859	11,925,608	13,459,232
Sponsor fee waiver	—	(89,634)	—	(174,151)
Total expenses	4,607,767	3,007,225	11,925,608	13,285,081

NET INVESTMENT LOSS	(4,464,848)	(2,086,877)	(11,102,602)	(10,463,436)

NET INCOME (LOSS)	$3,746,505	$(2,893,011)	$(13,094,723)	$11,909,323

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	162,511,063	107,876,138	147,040,894	96,175,895
Series F	109,811	128,312	113,058	131,559
Series G	31,436,315	36,729,365	32,897,083	37,847,494
Series I	645,990	615,479	562,451	689,706

Net income (loss) per weighted average General Partner and Limited Partner Unit
Series A	$0.0169	$(0.0117)	$(0.0605)	$0.0723
Series F	$3.97	$(5.68)	$(16.27)	$16.28
Series G	$0.0172	$(0.0245)	$(0.0714)	$0.0718
Series I	$0.0309	$(0.0139)	$(0.0270)	$0.1336

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2007	132,419,726	$2,589,473	$161,138,397	$163,727,870

Additions	46,459,766	—	47,793,994	47,793,994

Net income	—	176,274	11,733,049	11,909,323

Redemptions	(17,761,652)	—	(21,499,289)	(21,499,289)

PARTNERS’ CAPITAL, September 30, 2008	161,117,840	$2,765,747	$199,166,151	$201,931,898

PARTNERS’ CAPITAL, December 31, 2008	164,471,111	$3,098,146	$224,987,780	$228,085,926

Additions	54,978,150	—	61,423,598	61,423,598

Net loss	—	(172,334)	(12,922,389)	(13,094,723)

Redemptions	(22,858,736)	—	(28,275,024)	(28,275,024)

PARTNERS’ CAPITAL, September 30, 2009	196,590,525	$2,925,812	$245,213,965	$248,139,777

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A	Series F	Series G	Series I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1742	$282.49	$1.2234	$1.2972

Realized trading loss	(0.0142)	(3.37)	(0.0146)	(0.0154)
Change in unrealized trading profits	0.0065	1.53	0.0066	0.0072
Interest	0.0041	0.97	0.0042	0.0045
Expenses	(0.0628)	(15.06)	(0.0652)	(0.0432)

Net asset value, end of period	$1.1078	$266.56	$1.1544	$1.2503

Total Return:

Total return (before Profit Shares)	-5.11%	-5.11%	-5.11%	-2.94%
Profit Shares	-0.60%	-0.58%	-0.58%	-0.73%
Total return	-5.65%	-5.64%	-5.64%	-3.62%

Ratios to Average Net Assets:(1) (2)

Expenses (before Profit Shares)	6.62%	6.63%	6.63%	3.61%
Profit Shares	0.62%	0.57%	0.57%	0.86%
Expenses	7.24%	7.20%	7.20%	4.47%

Net investment loss	-6.77%	-6.72%	-6.72%	-4.02%

(1) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Statement of Operations.

(2) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information at September 30, 2009 and for the periods ended September 30, 2009 and September 30, 2008 is unaudited.  However, in the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Global Horizons I L.P. (the “Partnership”) as of September 30, 2009 and December 31, 2008, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008. The operating results for the interim periods may not be indicative of the results for the full year.

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

PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner, provides custody services for the Partnership. As of September 30, 2009 $191,734,763 was held in custody at PFPC Trust and invested in an affiliated BlackRock money market fund.  The Partnership’s assets will also be held in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”),  an affiliate of the General Partner, Newedge USA, LLC (“NUSA”) and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”).

The Partnership has defined cash and cash equivalents as cash, money market funds and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market funds, which are included in cash equivalents, are classified as Level 1 valuation inputs (quoted prices in active markets for identical assets) under the provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) (Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements).

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

2.               NET ASSET VALUE PER UNIT

At September 30, 2009 and December 31, 2008, the Net Asset Values of the different series of Units were:

September 30, 2009	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$182,558,108	164,789,567	$1.1078
Series F	28,918,345	108,487	$266.56
Series G	35,672,742	30,900,212	$1.1544
Series I	990,582	792,259	$1.2503
Total partners’ capital	$248,139,777	196,590,525

December 31, 2008	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$151,208,477	128,773,188	$1.1742
Series F	33,304,503	117,896	$282.49
Series G	42,809,400	34,991,420	$1.2234
Series I	763,546	588,607	$1.2972
Total partners’ capital	$228,085,926	164,471,111

3.               FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Partnership adopted ASC 820-10. ASC 820-10 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner assumptions about what information market participants would use to price an asset or liability developed based on the best information available under the circumstances.

ASC 820-10 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

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

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820-10  fair value hierarchy levels as of September 30, 2009.

Valuation Inputs	Cash equivalents	Net unrealized profit (loss) on derivative contracts
Level 1 - Price quotations	$191,734,763	$4,161,937
Level 2 - Significant other observable inputs	—	611,823
	$191,734,763	$4,773,760

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

The Partnership engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, livestock and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at September 30, 2009, organized by market sector:

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

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of Net Asset Value.  The market value of cash and securities held to satisfy such requirements at September 30, 2009 and December 31, 2008 was $19,436,079 and $10,090,467, respectively, which equals 7.83% and 4.42% of Net Asset Value, respectively.

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

Condensed Schedule of Investments

The Partnership trades futures and forward contracts.  The level of trading is affected by conditions in those markets.  During the quarter and nine months ended September 30, 2009, 102,325 and 267,526 contracts were closed, respectively.  The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit on open contracts in the Statements of Financial Condition as of September 30, 2009 are as follows:

	Long Positions			Long Positions
Commodity	Number	Gross Unrealized		Unrealized	Percent of
Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets
Futures
Agriculture	567	$474,549	$(195,786)	$278,763	0.11%
Currencies	904	1,046,238	(234,408)	811,830	0.33%
Energy	352	559,334	(197,000)	362,334	0.14%
Interest rates	2,884	1,941,941	(50,348)	1,891,593	0.76%
Metals	950	3,912,748	(345,540)	3,567,208	1.44%
Stock indices	1,385	542,801	(278,410)	264,391	0.11%
Subtotal	7,042	8,477,611	(1,301,492)	7,176,119	2.89%

Forwards
Currencies	307	920,300	(726,373)	193,927	0.08%
Total	7,349	$9,397,911	$(2,027,865)	$7,370,046	2.97%

	Short Positions			Short Positions		Net unrealized
Commodity	Number	Gross Unrealized		Unrealized	Percent of	profit (loss) on	Percent of
Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	open contracts	Net Assets
Futures
Agriculture	1,031	$508,753	$(368,487)	$140,266	0.06%	$419,029	0.17%
Currencies	173	106,282	(45,125)	61,157	0.02%	872,987	0.35%
Energy	385	216,815	(670,880)	(454,065)	-0.18%	(91,731)	-0.04%
Interest rates	152	27,393	(33,794)	(6,401)	0.00%	1,885,192	0.76%
Metals	673	292,488	(3,070,018)	(2,777,530)	-1.12%	789,678	0.32%
Stock indices	138	38,147	(15,756)	22,391	0.01%	286,782	0.12%
Subtotal	2,552	1,189,878	(4,204,060)	(3,014,182)	-1.21%	4,161,937	1.68%

Forwards
Currencies	332	1,150,193	(732,297)	417,896	0.17%	611,823	0.25%
Total	2,884	$2,340,071	$(4,936,357)	$(2,596,286)	-1.04%	$4,773,760	1.93%

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations for the three and nine month periods ended September 30, 2009 are as follows:

For the three months ended September 30 , 2009

		Change in Net
Commodity	Realized Profits	Unrealized	Net Trading
Industry Sector	(Losses)	Profits (Losses)	Profits (Losses)

Futures
Agriculture	$431,830	$(278,027)	$153,803
Currencies	1,167,338	358,059	1,525,397
Energy	(1,567,288)	(250,709)	(1,817,997)
Interest rates	(118,449)	2,055,178	1,936,729
Metals	826,971	1,124,975	1,951,946
Stock indices	4,241,916	261,162	4,503,078
	4,982,318	3,270,638	8,252,956
Forwards
Currencies	(381,162)	746,705	365,543
Total	$4,601,156	$4,017,343	$8,618,499

For the nine months ended September 30 , 2009

		Change in Net
Commodity	Realized Profits	Unrealized	Net Trading
Industry Sector	(Losses)	Profits (Losses)	Profits (Losses)

Futures
Agriculture	$(1,579,588)	$648,029	$(931,559)
Currencies	443,627	950,184	1,393,811
Energy	(4,300,787)	(230,643)	(4,531,430)
Interest rates	(2,715,640)	(776,838)	(3,492,478)
Metals	154,587	191,514	346,101
Stock indices	7,049,914	328,741	7,378,655
	(947,887)	1,110,987	163,100
Forwards
Currencies	(1,458,570)	484,581	(973,989)
Total	$(2,406,457)	$1,595,568	$(810,889)

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, FASB issued, ASC 815-19, Derivatives and Hedging (SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 ).  ASC 815-19 expands the disclosure requirements for derivative instruments and hedging activities.  ASC 815-19 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  ASC 815-19 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of ASC 815-19 did not have a material impact on the Partnership’s financial statements.  The disclosures required by ASC 815-19 are included in Note 4 to these financial statements.

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).  ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 is effective for reporting periods ending after June 15, 2009.   The adoption of ASC 820-10 did not have a material impact on the Partnership’s financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (Statement of Financial Accounting Standards No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material impact on the Partnership’s financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles, (Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 16). On the effective date of ASC 105-10, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Partnership’s financial statements.

6.   SUBSEQUENT EVENTS

The Partnership reviewed subsequent events occurring through November 16, 2009 the date that these financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56

Performance Summary  — Results of Trading

January 1, 2009 to September 30, 2009

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

Trading in the interest rate sector struggled during the quarter, in large part due to improved market sentiment and the resulting flow of investor capital away from sovereign bonds and toward riskier assets. In particular, long exposures to Japanese government bonds, German Bunds and Gilts all declined during the period. Meanwhile, long exposure to short-term interest rates, especially in the Eurodollar, Euribor and Sterling, also detracted, adversely responding to the European Central Bank holding rates at a record low and higher-than-expected U.S. unemployment numbers. However, several Trading Advisors mitigated a portion of losses through trading long-term U.S. interest rates, which provided opportunities through both long and short exposures during the period.

Trading in energies also contributed to losses.  Short exposures to crude oil and heating oil in April and May drove energy trading losses, as upbeat economic news and declining inventory levels positively influenced underlying energy prices. Nonetheless, select Trading Advisors profited from shorter-term tactical trades in natural gas, benefiting from short exposures in April as natural gas sold off to a 6-year low, followed by successfully trading the market through both short and long exposures as volatility increased later in the quarter.

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

July 1, 2009 to September 30, 2009

The Partnership posted net gains for the quarter as upward momentum during the latter half of the period offset losses early on. Trading Advisors oriented toward medium and long-term trades struggled early amidst choppy markets; however, sustained trends across a diversified set of markets supported performance as the quarter progressed. Overall, stock indices was the best performing sector, posting strong gains. Trading in metals, currencies, interest rates and agricultures also positively contributed. Meanwhile, energy was the worst performing sector, experiencing overall losses. Notably, September was the fourth consecutive month that Trading Advisors reported an increase in aggregate open interest, supporting an improving outlook for market liquidity.

Trading in stock indices contributed significantly for the quarter.  Stronger than expected corporate earnings sparked a rally early in the third quarter and continued through the quarter. Long exposures drove performance declines early in July as equities sold off, but were offset by the market reversal, improving investor sentiment and increasing broad appetite for risk. In general, the S&P 500 and Dow Jones Eurostoxx indices were among the most profitable long exposures, while Asian markets were challenging for many Trading Advisors. However, long exposures to the Hang Seng exhibited strong gains during the period on optimism surrounding continued regional growth.

Contributions from metals exposure began the quarter modestly, but grew as expectations for economic recovery drove price rallies in industrial metals, punctuated by a boost from the ‘cash for clunkers’ program in the U.S. Overall, long exposures to aluminum, silver and copper were additive, with copper reaching an 11-month high in August. Meanwhile, gold briefly retreated early in the quarter in conjunction with U.S. dollar performance, but after dropping off in August, gold broke through the $1,000 psychological barrier by quarter-end, increasing 6% from intra-quarter lows as the U.S. dollar once again declined and crude oil prices soared.

A recovering global economy and rallies in riskier assets drove gains in the currency sector throughout the quarter. Significant profits were generated in July and September as Trading Advisors took advantage of the declining U.S. dollar. Long exposures to the Australian dollar versus the U.S. dollar were particularly additive as demand for high yielding assets in the region increased and Chinese manufacturing expanded. Despite overall strength in this sector, July was particularly challenging as a recovering U.S. dollar temporarily generated setbacks in certain positions, including long exposures to the Japanese yen and Canadian dollar, but Trading Advisors were able to mitigate these losses through tactical cross rate trades and as the U.S. dollar continued its slide later in the quarter.

Trading in interest rates also proved profitable overall as central banks around the world kept interest rates on hold, but performance moderated later in the period as investors sold off U.S. treasuries in pursuit of riskier alternatives. In particular, long exposures to short-term Eurodollars and Short sterling rates contributed notably, while long exposures to Japanese government bonds were profitable during the latter half of the quarter. Exposures to Gilts tempered gains amidst the volatility surrounding multiple United Kingdom government policy announcements, including decision not to expand its asset purchase program, and reports in July that The Bank of England intended to purchase 50 billion pounds of long-dated bonds.

Agricultural based commodity trading was demanding as Trading Advisors fought back from early declines to achieve mixed results, ultimately experiencing modest profits. Negative results in July from short exposures to wheat were offset by later gains as favorable weather conditions led to increased supply and trading levels near two-year lows. Meanwhile, gains from long exposures to sugar in August only partially counterbalanced later losses from short exposures to corn as both commodities appreciated on speculation of production delays and deficits. Furthermore, short exposures to coffee also experienced notable early losses after the Brazilian government intervened to boost prices.

Volatile oil and natural gas prices led to a difficult period for trading energy positions during the third quarter. Short exposures to natural gas were additive in July and August as prices declined due to supply surpluses and reduced demand resulting from mild weather. However, natural gas prices soared over 60% in September on speculation that an economic recovery would revive demand, as well as growing expectations of a colder than expected winter, ultimately driving losses for the sector. Concurrently, choppy trading activity in crude oil contributed to Trading Advisors losses in this area for both short and long exposures, driven by counterbalancing market inputs throughout the quarter, such as the weak U.S. dollar, high inventories and concerns over reduced demand from China.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and PFPC Trust earns interest on all such assets which are not used for trading.  The low level of interest rates in 2009 in the United States negatively impacted interest income revenues when compared to 2008.   The Partnership estimates that approximately 95% of its assets are earning interest.   For the nine and three months ended September 30, 2009 the Partnership earned $823,006 and $142,919, respectively, in interest income, or approximately 0.35% and 0.06%, respectively, of the Partnership’s average month-end net assets.  For the nine and three months ended September 30, 2008, the Partnership earned $2,821,645 and $920,348, respectively, in interest income, or approximately 1.62% and 0.55%, respectively, of the Partnership’s average month-end net assets.  The average interest rates for the three and nine month periods ended September 30, 2009 were 0.55% and 0.96%, respectively.  The average interest rates for the three and nine month periods ended September 30, 2008 were 5.44% and 6.46%, respectively.

The overall expenses of the Partnership (excluding profit shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of September 30, 2009 when compared to the same period ending September, 30 2008 due to the overall increase in the Partnership’s net assets.  For the nine and three month periods ended September 30, 2009, Distribution, Trading Advisors’ management fees and Sponsor fees increased approximately 27% and 16%, respectively when compared to the nine and three month periods ended September 30, 2008.  This is due mostly to a 34% and 32% increase in average net assets in the nine and three month periods ended September 30, 2009 when compared to nine and three months ended September 30, 2008, partially offset by a reduced level of traded assets in the third quarter of 2009.  Profit Shares declined for the period ending September 30, 2009, when compared to the period ending September 30, 2008 primarily due to the Fund’s lower profitability and also fewer profitable Trading Advisors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the period ending September 30, 2009. During the period, the Partnership’s average capitalization was $235,680,055.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$244,360	0.10%	$521,322	$38,459
Currencies	932,158	0.40%	2,313,920	64,665
Energy	140,966	0.06%	361,190	9,197
Interest Rates	13,234,444	5.61%	15,351,436	10,965,172
Metals	186,326	0.08%	608,904	5,252
Stock Indices	771,488	0.33%	1,703,606	76,124

TOTAL	$15,509,742	6.58%	$20,860,378	$11,158,869

Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each month-end during the period. Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-08	$500,000	508,388	$0.9835
Feb-08	65,000	64,210	1.0123
Mar-08	1,134,998	1,061,044	1.0697
Apr-08	1,959,998	1,836,064	1.0675
May-08	6,599,996	6,357,153	1.0382
Jun-08	540,000	517,439	1.0436
Jul-08	—	—	1.0724
Aug-08	19,065,001	18,406,064	1.0358
Sep-08	17,929,001	17,709,404	1.0124
Oct-08	2,570,001	2,449,719	1.0491
Nov-08	554,999	487,997	1.1373
Dec-08	10,383,749	8,914,620	1.1648
Jan-09	5,118,998	4,359,562	1.1742
Feb-09	2,670,999	2,262,408	1.1806
Mar-09	4,150,999	3,528,561	1.1764
Apr-09	6,838,937	6,036,664	1.1329
May-09	6,646,005	6,040,724	1.1002
Jun-09	9,055,908	8,115,340	1.1159
Jul-09	11,945,891	10,947,482	1.0912
Aug-09	7,475,907	6,852,972	1.0909
Sep-09	7,084,958	6,483,307	1.0928

SERIES I

	Subscription
	Amount	Units	NAV
Jan-08	$—	—	$1.0520
Feb-08	—	—	1.0850
Mar-08	—	—	1.1492
Apr-08	—	—	1.1493
May-08	—	—	1.1204
Jun-08	—	—	1.1290
Jul-08	—	—	1.1630
Aug-08	—	—	1.1261
Sep-08	—	—	1.1033
Oct-08	—	—	1.1491
Nov-08	—	—	1.2499
Dec-08	—	—	1.2837
Jan-09	—	—	1.2972
Feb-09	—	—	1.3073
Mar-09	—	—	1.3062
Apr-09	124,998	99,087	1.2615
May-09	20,000	16,288	1.2279
Jun-09	—	—	1.2477
Jul-09	19,999	16,351	1.2231
Aug-09	—	—	1.2258
Sep-09	269,999	219,404	1.2306

(b) None.

(c) Limited Partners in unitized series may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2009:

Series F

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2009	415	$262.49
August 31, 2009	1,040	262.94
September 30, 2009	492	266.56

Total	1,947

Series A

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2009	1,122,817	$1.0909
August 31, 2009	4,681,007	1.0928
September 30, 2009	833,081	1.1078

Total	6,636,905

Series G

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2009	361,661	$1.1368
August 31, 2009	245,264	1.1388
September 30, 2009	252,040	1.1544

Total	858,965

Series I

		Redemption Date
Month	Units Redeemed	NAV Per Unit
July 31, 2009	—	$1.2258
August 31, 2009	—	1.2306
September 30, 2009	—	1.2503

Total	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:
31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 16, 2009	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 16, 2009	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)