Form 10-K
period 2009-12-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2010-03-31
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of February 1, 2010, limited partnership units with an aggregate value of $293,563,334 were outstanding.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2009 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2009 ON FORM 10-K

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

When the Partnership is offering its units of limited partnership interest (“Units”), it receives and processes subscriptions on a continuous basis throughout each month.  Investors whose subscriptions are accepted during a month are admitted to the Partnership as limited partners (each a “Limited Partner”) as of the beginning of the immediately following month, acquiring Units at the net asset value (“Net Asset Value”) per Unit as of the date of admission.  Investors’ customer securities accounts are generally debited in the amount of their subscriptions on a single monthly settlement date within approximately ten calendar days the issuance of the Units.

As of February 1, 2004, the Partnership privately offered two new series of Units, (each, a “Series”), Series A and Series I.  The continuing units were renamed Series F.  As of January 2, 2005, the Partnership created three “non-unitized” series of Units.  These series were invested in by other investment partnerships for which Merrill Lynch Alternative Investments LLC (“MLAI”) served as the general partner.

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

As of December 31, 2007, BRIM liquidated Principal Protection Plus Ltd., the sole remaining “non-unitized series” investor in the Partnership. As such, Principal Protection Plus Ltd. redeemed its investment in the Partnership as of December 31, 2007.

As of December 31, 2009, the capitalization of the Partnership was $275,762,918, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $259.29.

Through December 31, 2009, the highest month-end Net Asset Value of Series F Units was $284.04 (January 31, 2009) and the lowest was $97.36 (February 28, 1994).

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

The Partnership’s assets are allocated and reallocated by BRIM either to accounts managed by Trading Advisors on behalf of the Partnership or to one or more Portfolio Funds operated and traded by such Trading Advisors who apply proprietary trading strategies in numerous markets.  The General Partner may, in its discretion, form one or more subsidiaries (for example, as one or more limited liability companies) to hold Partnership assets allocated to a particular Trading Advisor.  The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary.

The General Partner monitors the performance of several hundred Trading Advisors.  Both quantitative and qualitative criteria are factors in the General Partner’s selection process, including the following:  type of trading program; risk control; duration and speed of recovery from drawdowns; experience; organizational infrastructure; and low correlation in the past with traditional investments such as stocks and bonds.  Trading Advisors’ past records are evaluated comparatively with a view to combining Trading Advisors whose respective trading results have historically demonstrated not only a low degree of correlation with stocks and bonds but also with the other Trading Advisors selected.  In addition to qualitative factors concerning the Trading Advisors, statistical analysis is used to develop Trading Advisor combinations which the General Partner identifies as having reward/risk profiles consistent with the General Partner’s objectives.  By identifying Trading Advisor combinations in this way, the General Partner hopes to maintain profit potential while also materially reducing the risk of major equity declines.

In selecting Trading Advisors for the Partnership, the General Partner emphasizes retaining multiple Trading Advisors, trading in multiple markets and implementing multiple strategies.  The General Partner also evaluates the overall market diversification and emphasis that different possible Trading Advisor combinations would give the Partnership.  Discretionary and systematic as well as fundamental and technical Trading Advisors may be retained from time to time.  The General Partner may allocate Fund assets to Trading Advisors specializing in particular market sectors and to Trading Advisors which trade broadly diversified portfolios.  By diversifying strategies as well as markets, the General Partner can create Trading Advisor combinations for the Partnership that should have good profit potential across a wide range of different market cycles.  Although the General Partner maintains diversification in the Partnership’s portfolio, the General Partner emphasizes those strategies that the General Partner believes are more likely to be profitable than others based on the General Partner’s evaluation of likely near-term market conditions. The General Partner is not bound by any strict diversification guidelines; certain of the Trading Advisors selected by the General Partner may be allocated substantially larger portions of the Partnership’s assets than other Trading Advisors.

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of December 1, 2009, the general trading focus of each such advisor, an indication as to whether each advisor’s program is discretionary or systematic, as well as the commodity pool operator and investment adviser registration status (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status

Abraham Capital Management	Systematic	Long-term trend-following	8.70%	Not Registered	Not Registered

Boronia Capital PTY Ltd.	Systematic	Short-term trend following	8.60%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.70%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	8.95%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	9.00%	Registered	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term, trend-following and mean reversion	9.60%	Registered	Not Registered

NuWave Investment Management, LLC	Systematic	Medium-term pattern recognition	6.00%	Registered	Registered

Ortus Capital Management Ltd.	Systematic	Medium-term econometric	9.45%	Not Registered	Not Registered

Pia Capital Management L.P.	Discretionary	Short-term discretionary	9.85%	Exempt CPO	Not Registered

Quantitative Investment Management — Global Program	Systematic	Short-term pattern recognition	7.45%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	13.70%	Registered	Not Registered

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

The advisory agreements between the Partnership, the General Partner and each Trading Advisor govern the relationships with the Trading Advisors.  The principal terms of this form of advisory agreement include the management fees (the “Management Fees”), profit shares (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below are descriptions of each of these terms.  Other than the differences in fees, as described in the ranges provided below, the only other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level.  The minimum account maintenance level for each Trading Advisor is described below.

Management Fees. Generally, Management Fees approximate between 0% and 2.5% (annualized) of the net asset value of the Partnership’s account managed by a Trading Advisor.

Profit Shares.  Profit Shares generally are between 15% and 30% of the net capital appreciation in the Partnership’s account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and are calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading.  Each Trading Advisor must earn back any losses causing cumulative quarter-end or year-end trading profits experienced by the Partnership’s account managed by the Trading Advisor to fall below the previous cumulative high water mark for such account before generating additional new trading profits on which Profit Shares are paid.  However, Profit Shares once paid are not subject to being repaid to the Partnership as a result of subsequent realized or unrealized losses.

Indemnification.  The advisory agreements generally provide that the Partnership will indemnify each Trading Advisor and its officers, employees and controlling persons for conduct undertaken as a trading advisor or otherwise relating to any action or omission of such persons (or alleged action or omission) in connection with the advisory agreements; provided that such action or omission (or alleged action or omission) does not constitute negligence (or gross negligence in some cases), misconduct or breach of the advisory agreements and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership.  The advisory agreements further provide that this indemnity provision will not increase the liability of any Limited Partner to the Partnership beyond the amount of his or her capital and profits (exclusive of distributions or other returns of capital, including redemptions), if any, in the Partnership.  The advisory agreements generally provide that the foregoing indemnified parties shall not be liable to the Partnership for actions or omissions within the scope of the standards set forth in the foregoing indemnities.

Term.  The advisory agreements may be renewed at the option of the General Partner and the Partnership for successive one-year terms.  Each Trading Advisor may terminate the advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons.  The Partnership may terminate the advisory agreements as of any month-end.

Minimum Investment Maintenance Levels.  The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Capital Management: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Crabel Capital Management LLC: $1,000,000; Mapleridge Capital Corporation: $1,000,000; NuWave Investment Management, LLC: $1,000,000; Ortus Capital Management Ltd.: $20,000,000; Pia Capital Management L.P.: $25,000,000; Quantitative Investment Management: none; Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

The General Partner terminated the advisory arrangement with Aspect Capital Limited on July 31, 2009.  No other Trading Advisor relationships were terminated during the 2009 fiscal year.

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

Market Types.

The Partnership and Portfolio Funds allocated Partnership assets trade on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership.  In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers.  The Partnership pays a spread when it exchanges these positions for futures.  This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch & Co., Inc. (“Merrill Lynch”) entity.

Portfolio Fund currency trades and EFP trading are subject to similar considerations.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and nonregulated — differ substantially from time to time, as well as over time.

Custody of Assets.

Substantially all of the Partnership’s assets deposited as margin in support of commodity futures positions are currently held in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith (“MLPF&S”), NewEdge USA LLC (“NUSA”), J.P. Morgan Futures Inc. (“JPMFI”), UBS AG (“UBS”) or PFPC Trust Company (“PFPC Trust”). To the extent the Partnership were to invest in Portfolio Funds, the Portfolio Fund’s custodians and clearing brokers would be selected by the Trading Advisors. Partnership assets not deployed in support of futures or over-the-counter positions are on deposit with PFPC Trust. MLPF&S and PFPC Trust are affiliates of the General Partner.

Interest Paid on the Partnership’s U.S. Dollar and Non-U.S. Dollar Assets.

On assets held in U.S. dollars, MLPF&S credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate.   On assets held in U.S. dollars, NUSA credits the Partnership with interest at 98% of the prevailing 91-day U.S. Treasury bill rate.  On assets held in U.S. dollars, JPMFI credits the Partnership with interest at the prevailing 28-day day U.S. Treasury bill rate less 50 basis points, when applicable.  On assets held in U.S. dollars, UBS credits the Partnership with interest at the prevailing Federal Funds rate.  The Partnership is credited with interest on any of its assets and net gains actually held by MLPF&S or NUSA in non-U.S. dollar currencies at a prevailing local rate received by MLPF&S or NUSA.  MLPF&S or NUSA may derive certain economic benefit, in excess of the interest which MLPF&S or NUSA pays to the Partnership, from possession of such assets.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2009, 2008 and 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commissions	$—	0.00%	$—	0.00%	$9,623,405	4.97%
Profit Shares	1,144,351	0.47%	9,844,931	5.32%	2,761,529	1.43%
Distribution fees	6,767,790	2.77%	5,554,788	3.00%	1,766,803	0.91%
Trading Advisors’ management fees	3,162,393	1.30%	2,520,534	1.36%	897,433	0.46%
Sponsor fees (net of waiver)	2,833,553	1.16%	2,278,530	1.23%	641,684	0.33%
Administrative Fees	—	0.00%	—	0.00%	344,493	0.18%
Administrator fees	741,000	0.30%	681,190	0.37%	279,460	0.14%
Professional fees	751,701	0.31%	558,322	0.30%	108,332	0.06%
Other	327,923	0.14%	271,936	0.15%	86,153	0.04%
Total	$15,728,711	6.45%	$21,710,231	11.73%	$16,509,292	8.52%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived from the deposit of certain of the Partnership’s U.S. dollar available assets maintained at MLPF&S, NUSA, JPMFI and UBS.

The Partnership’s average month-end Net Assets during 2009, 2008 and 2007 equaled $243,952,259, $185,041,398, and $193,436,908 respectively.

During 2009, 2008 and 2007, the Partnership earned $906,015, $3,051,305 and $9,194,631, respectively, in interest income, or approximately 0.37%, 1.65% and 4.75%, respectively, of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Clearing costs / Brokerage commissions

Effective September 1, 2007, MLPF&S is paid their actual commodity brokerage commissions and clearing fees at market rates.  Prior to September 1, 2007, the flat monthly brokerage commission rate for Series F was 0.583 of 1% (a 7.00% annual rate), previously reduced from 0.0604 of 1% (a 7.25% annual rate).  Prior to September 1, 2007, Series A, G and I incurred brokerage commissions of 7.00%, 7.00% and 4.00% per year, respectively.  Brokerage commissions for the non-unitized series ranged from 7.25% to 8.75%.

During 2009, 2008 and 2007, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) charged to the Partnership was approximately $10, $8 and $41, respectively.

NUSA	Clearing costs / Brokerage commissions

NUSA is paid actual commodity clearing fees at market rates.

During 2009 and 2008, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s clearing costs was $4 for each year.

JPMFI	Clearing costs / Brokerage commissions

JPMFI is paid actual commodity clearing fees at market rates.

During 2009, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s clearing costs was $9.

MLPF&S, NUSA, JPMFI and UBS	Use of Partnership assets	MLPF&S, NUSA, JPMFI and UBS may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S, NUSA, JPMFI and UBS.

BRIM	Sponsor/Administrative fees

Effective September 1, 2007 Series A, F and G pay sponsor fees at an annual rate of 1.25% and Series I pays sponsor fees at an annual rate of 1.00% to the General Partner. Prior to September 1, 2007, the Partnership paid administrative fees at an annual rate of 0.25% of the Partnership’s month-end Net Assets to BRIM and BRIM paid all of the Partnership’s routine administrative costs.

Other Counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

BRIM	Distribution fees

Effective September 1, 2007, Series A, F and G pay distribution fees of 3% of the Partnership’s month-end traded assets allocated to that Series, after reduction for the fees accrued with respect to such assets. Series I does not pay distribution fees. The distribution fee is paid to the Sponsor, who will then pay the distribution fee to third-party selling agents, if any. Such selling agents in turn may use such funds to compensate financial advisors and/or to cover the costs of supporting client accounts within the third party organization.  If there are no payments to third-party selling agents with respect to a particular investor, the distribution fee will be retained by the General Partner or paid to an affiliate.

Trading Advisors	Profit Shares

All Trading Advisors can receive quarterly or annual Profit Shares from the Partnership or a Portfolio Fund ranging from 15% to 30% (depending on the Trading Advisor) of any New Trading Profit achieved by their Partnership account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from a Trading Advisor. New Trading Profit is calculated separately in respect of each Trading Advisor, irrespective of the overall performance of the Partnership. As a result, the Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Trading Advisors	Management/Consulting fees

Effective September 1, 2007, each Series pays Management Fees, which are based on a percentage-of-assets, to the Trading Advisors range from 0% to 2.5% (annualized) of that Series net assets allocated to each individual Trading Advisor. Prior to September 1, 2007, BRIM paid the Trading Advisors annual consulting fees generally ranging up to 2.5% of the Partnership’s average month-end Net Assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets and are paid to the Trading Advisors.

Transfer Agent	Administrator fees	Actual costs incurred are paid by the Partnership. PNC Global Investment Servicing, Inc. (“PNCGIS”), an affiliate of the General Partner, is the transfer agent for the Partnership.

Administrator	Administrator fees	Actual costs incurred are paid by the Partnership. SS&C Technologies New Jersey, Inc. serves as the administrator of the Partnership (“SS&C” or the “Administrator”) (formerly OMR Systems Corporation).

Custodian	Custody fees	PFPC Trust, an affiliate of the General Partner, provides custody services for the Partnership. As of December 31, 2009, $218,690,094 was held in custody at PFPC Trust.

BRIM	Sponsor fee reimbursement

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

Regulation

The Partnership, BRIM, the Trading Advisors, MLPF&S, NUSA, JPMFI, and UBS are each subject to regulation by, and registered with, the CFTC and the National Futures Association (“NFA”).  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Partnership itself is generally not subject to regulation by the SEC.  However, BRIM itself is registered as an “investment adviser” under the Investment Advisers Act of 1940, as amended. In the event BRIM’s registration with the CFTC or NFA were terminated, or suspended, BRIM would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result.  The CFTC and certain commodity exchanges have also established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  These limits may restrict the ability of the Partnership to establish or liquidate positions.  Currency forward contracts generally are not subject to regulation by any United States Government agency.

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

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  Neither the Trading Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.  Prior to 2004, the Partnership generally retained 3-5 Trading Advisors, whereas currently the Partnership retains as many as 7-15 (or more) Trading Advisors and may retain more in the future. Consequently, even if past performance were indicative of future results, the performance of the Partnership prior to 2004 is not necessarily representative of the more broadly diversified strategy that the Partnership currently employs. Additionally, the General Partner has undertaken steps to change the expense structure of the Partnership, effective September 2007, and the General Partner believes that the revised expense structure should generally result in a lower cost of investment.

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

Substantial Charges

The Partnership is subject to substantial charges, including a Distribution Fee of 3% and a Sponsor’s Fee 1.25%  charged to Series A, F and G.  Series I does not pay a Distribution Fee, but does pay a Sponsor’s Fee of 1.00%.  The Partnership also pays Management Fees (on the order of 0%-2.5%) paid directly or indirectly to the Trading Advisors, and brokerage commissions.  The Partnership’s performance must be in excess of such charges for the Partnership not to experience losses.

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

The global financial markets have currently undergone pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention.

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

Increased Assets Under Management

The General Partner has observed a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  Many of the Trading Advisors are at or near their all-time high in assets under management, and do not typically impose a hard limit on assets under management.  However, certain managers may place soft capacity limits on the amount of assets in certain of their trading programs, and others may determine not to accept investments from new investors.

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

Reliance on Valuation Information from Trading Advisors and Third Parties

In order to value the assets and liabilities of the Partnership, the Partnership and/or the General Partner may rely on information provided by Trading Advisors, their agents and/or outside parties.  Such persons may provide inaccurate, incomplete, out-of-date or otherwise unreliable information.

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

Many Portfolio Funds retain the authority to suspend withdrawals, to establish substantial reserves (which may reduce amounts otherwise distributable to an investor such as the Partnership) and to withhold some or all of the withdrawal proceeds from a withdrawing investor so as to avoid having to liquidate investments prematurely in order to pay the withdrawing investor in full, or in circumstances in which it is not feasible to determine the exact value of the withdrawing investor’s investment as of the date of withdrawal.  During the recent financial market crisis, an unprecedented number of portfolio funds suspended withdrawals due to what the Trading Advisors believed to be an inability to execute portfolio transactions at reasonable price levels.

The Partnership may sell Portfolio Funds on the secondary market.  This may include, at the discretion of the General Partner, selling such Portfolio Funds at a discount, thereby triggering a similar economic effect as a redemption penalty.

The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds. Instead, the Partnership pays its redemptions with the cash held in its various operating accounts. Due to the nature of its futures trading, the Partnership has significant amounts of cash available to it. When it needs to fund redemptions, the General Partner will adjust the net assets allocated to the Partnership’s various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary. The Partnership has been able to satisfy all of its redemption requests in a timely manner.

Leveraging by Trading Advisors

Trading Advisors may engage in various forms of leverage, and the Partnership does not necessarily limit the use of leverage by individual Trading Advisors.  Leverage may include both leveraged trading in futures and forwards (as described above under “Risk Factors — Volatile Markets; Highly Leveraged Trading”) and other derivatives. To the extent that a Trading Advisor uses leverage, the value of the Partnership’s net assets (or the relevant Portfolio Fund) will tend to increase or decrease at a greater rate than if no leverage were employed.  Accordingly, any event which adversely affects the value of an investment by a Trading Advisor would be magnified to the extent that such investment is leveraged.  Leverage has a similar effect on investments themselves, to the extent the issuer is leveraged, and can also affect the issuer’s cash flow and operating results.

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

Restrictive proposals aimed at financial speculators in commodities have from time to time been made in the U.S. House of Representatives and the Senate. The aims of such proposals are generally stated to be to curb excessive speculation and increase transparency and accountability in the commodities markets. For example, previous proposals would prohibit private and public pension funds with more than $500 million in assets from investing in agricultural and energy commodities traded on a U.S. futures exchange, foreign exchange or OTC, would direct the CFTC to establish total limits on the share of the commodity market held by financial investors and/or would direct the CFTC to impose speculative-position limits on any stakes not related to real hedging activities. The various bills and proposals could result in establishment of speculative position limits for trading that does not involve physical delivery of a commodity, regulation of speculation via unregulated foreign exchanges, and enhanced recordkeeping and information collection requirements. If proposals such as these were to be enacted into law as previously proposed, it could negatively impact the ability of investors to invest in the Partnership and, consequently, for the General Partner to manage the Partnership or for the Trading Advisors to manage the Partnership’s assets.

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or short speculative futures positions that any person may hold or control in derivatives traded on U.S. commodities exchanges. All accounts owned or managed by each of the Trading Advisors, their principals and their affiliates will be combined for position limit purposes. Because futures position limits allow a Trading Advisor and its principals to control only a limited number of contracts in any one commodity, each of the Trading Advisors and its principals are potentially subject to a conflict among the interests of all accounts such Trading Advisor and its principals control, which are competing for that limited number of contracts. Although a Trading Advisor may be able to achieve the same performance results with over-the-counter substitutes for futures contracts, the over-the-counter market may be subject to differing prices, lesser liquidity and greater counterparty credit risks than regulated commodities exchanges.  A Trading Advisor may in the future reduce the size of positions that would otherwise be taken for the Partnership or not trade in certain markets on behalf of the Partnership in order to avoid exceeding such limits. Modification of trades that would otherwise be made on behalf of the Partnership could adversely affect the Partnership’s operations and profitability. A violation of speculative position limits by a Trading Advisor could lead to regulatory action materially adverse to the Partnership’s prospects for profitability in the account managed by that Trading Advisor.

Redemptions Restricted

The Units may only be redeemed as of a calendar month-end, upon at least 15 calendar days’ prior notice or such lesser period as shall be acceptable to the General Partner in its sole discretion in advance of the requested effective date of redemption. Investors’ limited ability to redeem Units could result in there being a substantial difference between a Unit’s redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received.  Redemption Charges apply through the end of the twelfth month after a Unit (other than an Institutional Series Unit) is issued.

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

Bankruptcy or Default

The Partnership is subject to the risk of the insolvency of the Clearing Brokers, exchanges or clearinghouses.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings. The Partnership is also subject to the risk of the insolvency of any over-the-counter trade counterparty.  Were a substantial portion of the Partnership’s capital to become subject to a bankruptcy proceeding, the General Partner might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  Under CFTC Regulation 1.20, a Clearing Broker is required to separately account for and segregate in a customer segregated funds account the Partnership’s commodity futures positions, the assets deposited as margin in respect of such positions, and any proceeds from such positions. A Clearing Broker may not obligate funds in the customer segregated funds account except to purchase, margin, guarantee, secure, transfer, adjust, or settle trades, contracts, or commodity option transactions of commodity or option customers, and a Clearing Broker may not hold, dispose of, or use any customer funds as belonging to any person other than its commodity or option customers.  Even so, if positions in the customer segregated funds account suffer losses in excess of the cash deposited to margin those positions, and the customer for whose account those positions are carried does not meet a Clearing Broker’s calls for additional margin, a Clearing Broker could be forced into bankruptcy if it cannot satisfy those losses out of its own assets.  If that were to happen, because the Partnership’s positions and assets are commingled with other customer positions in the customer segregated funds account at such Clearing Broker, the Partnership’s assets deposited with such Clearing Broker would be used pro rata with the assets of other customers to satisfy any remaining losses from those positions in the account, and Partnership investors could incur substantial losses, despite the Partnership having been otherwise highly profitable.

Limited Regulatory Oversight

The Partnership does not come within the statutory definition of an “investment company” and is not registered as an investment company, under the Investment Company Act of 1940, as amended (the “1940 Act”), or any comparable regulatory requirements, and does not intend to do so.  Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts, impose certain operational trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership. The General Partner is registered as an investment adviser under the Advisers Act and is consequently subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act.  Upon request from a prospective investor, the Partnership will provide a copy of Part II of the General Partner’s Form ADV or brochure in lieu thereof.

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

Swaps and Other Derivatives

The Trading Advisors may enter into swap and similar derivative transactions which seek to modify or replace the investment performance of particular interest rates, currencies, securities, investment fund interests, indices, prices or markets on a leveraged or an unleveraged basis.  A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal (“notional”) amount or quantity.  Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets.  As a result, the Trading Advisors are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trading Advisors trade.  See “Risk Factor — Counterparty Risk” below.  The swap market is generally not regulated by any United States or foreign governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trading Advisors deal may limit the size or duration of positions available to the Trading Advisors as a consequence of credit considerations.  Participants in the swap markets are not required to make continuous markets in the swap contracts they trade.

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

Credit Risk Associated with Exchange — Traded Futures Contracts and Options on Futures Contracts

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

Bank Holding Company Act of 1956

Each of BlackRock and the General Partner is, for purposes of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), a subsidiary of The PNC Financial Services Group, Inc. (“PNC”) and Bank of America Corporation (“BAC”), each of which is subject to regulation as a “financial holding company” (an “FHC”) by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Because the General Partner may be deemed to exercise corporate control over the Partnership for purposes of the BHC Act, each of the Partnership, the General Partner and BlackRock intends to comply with the investment and activities restrictions that would generally be applicable to PNC and BAC as FHCs.  Under the BHC Act, an FHC and its affiliates may engage in, and may acquire interests in, or control of, companies engaged in, among other things, a wide range of activities that are “financial in nature,” including certain banking, securities, investment management, merchant banking, and insurance activities.  Other activities may be limited or prohibited under the BHC Act.  Any failure by BAC or PNC to qualify as an FHC under the BHC Act could result in restrictions on the activities or investments of the Partnership.

The General Partner, BlackRock and the Partnership intend to rely on statutory and regulatory provisions in order to maintain compliance with the BHC Act.  The General Partner reserves the right to rely on any such applicable exemptions and to take all reasonable steps deemed necessary, advisable or appropriate to comply with the BHC Act.  The BHC Act and Federal Reserve regulations and interpretations thereunder may be amended over the term of the Partnership.  The General Partner does not expect the limitations of the merchant banking investment authority or other provisions of the BHC Act to have a material adverse effect on the Partnership, its current investment strategy, or its operations.

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

Multiple Levels of Expense

The General Partner receives a sponsor fee and the Trading Advisors receive investment Management Fees.  In addition to these fees, the Partnership is subject to other substantial charges, including a Distribution Fee and a Redemption Charge and other expenses.  Furthermore, in addition to a fixed Management Fee, Trading Advisors typically will receive performance-based allocations.  The existence of a performance fee may create an incentive for the Trading Advisor to make riskier and more speculative investments than would otherwise be the case in the absence of such performance-based compensation.  A Trading Advisor may receive performance-based allocations based on the unrealized appreciation of the account or Portfolio Fund’s portfolio (as the case may be).  Also, the “high water mark” for a Trading Advisor’s account or the investment in a Portfolio Fund (as the case may be) may not correspond to a Limited Partner’s holding period.  Therefore, the Partnership may pay a performance fee to a Trading Advisor when a Limited Partner has not received the same positive performance for the Partnership as a whole and a Limited Partner may benefit from a “loss carry forward” attributable to a Trading Advisor’s account or a Portfolio Fund (as the case may be) where the Partnership incurred the loss prior to the Limited Partner’s investment.  Furthermore, Trading Advisors are compensated based on the performance of the accounts they trade for the Partnership or the Portfolio Fund they manage (as the case may be).  Consequently, a particular Trading Advisor may receive performance-based compensation in respect of its performance during a period when the Partnership’s overall capital depreciated.  Historically, certain Trading Advisors have required substantial performance fees when the performance of the Partnership as a whole was breakeven or unprofitable.

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

Item 4:                    Reserved

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

(b)                          Holders:

As of December 31, 2009, there were 2,508, 785, 1,395 and 22 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

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

SERIES A

	Subscription
	Amount	Units	NAV
Jan-07	$914,992	950,641	$0.9625
Feb-07	569,990	583,289	0.9772
Mar-07	434,991	457,933	0.9499
Apr-07	834,995	909,482	0.9181
May-07	214,995	226,884	0.9476
Jun-07	30,000	30,621	0.9797
Jul-07	374,998	375,900	0.9976
Aug-07	175,000	179,616	0.9743
Sep-07	39,999	44,027	0.9085
Oct-07	24,999	26,561	0.9412
Nov-07	1,374,998	1,412,427	0.9735
Dec-07	665,998	689,510	0.9659
Jan-08	500,000	508,388	0.9835
Feb-08	65,000	64,210	1.0123
Mar-08	1,134,998	1,061,044	1.0697
Apr-08	1,959,998	1,836,064	1.0675
May-08	6,599,996	6,357,153	1.0382
Jun-08	540,000	517,439	1.0436
Jul-08	—	—	1.0724
Aug-08	19,065,001	18,406,064	1.0358
Sep-08	17,929,001	17,709,404	1.0124
Oct-08	2,570,001	2,449,719	1.0491
Nov-08	554,999	487,997	1.1373
Dec-08	10,383,749	8,914,620	1.1648
Jan-09	5,118,998	4,359,562	1.1742
Feb-09	2,670,999	2,262,408	1.1806
Mar-09	4,150,999	3,528,561	1.1764
Apr-09	6,838,937	6,036,664	1.1329
May-09	6,646,005	6,040,724	1.1002
Jun-09	9,055,908	8,115,340	1.1159
Jul-09	11,945,891	10,947,482	1.0912
Aug-09	7,475,907	6,852,972	1.0909
Sep-09	7,084,959	6,483,307	1.0928
Oct-09	6,952,946	6,276,355	1.1078
Nov-09	11,669,891	10,709,269	1.0897
Dec-09	24,772,912	22,285,816	1.1116

SERIES I

	Subscription
	Amount	Units	NAV
Jan-07	$—	—	$1.0010
Feb-07	—	—	1.0187
Mar-07	—	—	0.9929
Apr-07	—	—	0.9616
May-07	—	—	0.9951
Jun-07	—	—	1.0307
Jul-07	—	—	1.0519
Aug-07	—	—	1.0302
Sep-07	—	—	0.9634
Oct-07	—	—	1.0007
Nov-07	—	—	1.0375
Dec-07	—	—	1.0308
Jan-08	—	—	1.0520
Feb-08	—	—	1.0850
Mar-08	—	—	1.1492
Apr-08	—	—	1.1493
May-08	—	—	1.1204
Jun-08	—	—	1.1290
Jul-08	—	—	1.1630
Aug-08	—	—	1.1261
Sep-08	—	—	1.1033
Oct-08	—	—	1.1491
Nov-08	—	—	1.2499
Dec-08	—	—	1.2837
Jan-09	—	—	1.2972
Feb-09	—	—	1.3073
Mar-09	—	—	1.3062
Apr-09	124,998	99,087	1.2615
May-09	20,000	16,288	1.2279
Jun-09	—	—	1.2477
Jul-09	19,999	16,351	1.2231
Aug-09	—	—	1.2258
Sep-09	269,999	219,404	1.2306
Oct-09	9,975	7,978	1.2503
Nov-09	104,997	85,183	1.2326
Dec-09	14,999	11,897	1.2608

(f)                Issuer Purchases of Equity Securities:

Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2009:

Series F		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2009	607	$262.19
November 30, 2009	873	267.47
December 31, 2009	1,080	259.29

Total	2,560

Series A		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2009	993,629	$1.0897
November 30, 2009	718,147	1.1116
December 31, 2009	4,517,881	1.0775

Total	6,229,657

Series G		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2009	219,187	$1.1355
November 30, 2009	196,522	1.1584
December 31, 2009	168,227	1.1230

Total	583,936

Series I		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2009	n/a	n/a
November 30, 2009	n/a	n/a
December 31, 2009	n/a	n/a

Total	0

Item 6:                    Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

Income Statement Data	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Revenues:

Trading Profit (Loss)
Realized	$(1,275,527)	$55,994,522	$16,070,669	$16,620,657	$680,616
Change in Unrealized	(3,198,051)	568,553	(4,406,932)	2,030,261	1,837,104
Brokerage Commissions/Clearing costs	(1,613,820)	(1,508,796)	(621,832)	—	—
Total Trading Profit (Loss)	(6,087,398)	55,054,279	11,041,905	18,650,918	2,517,720

Investment Income:

Interest	906,015	3,051,305	9,194,631	12,178,428	8,910,897

Expenses:
Brokerage Commissions	—	—	9,623,405	17,712,085	17,973,653
Profit Shares	1,144,351	9,844,931	2,761,529	2,783,961	1,266,141
Distribution fees	6,767,790	5,554,788	1,766,803	—	—
Trading Advisors’ management fees	3,162,393	2,520,534	897,433	—	—
Sponsor fees	2,833,553	2,278,530	739,849	—	—
Administrative fees	—	—	344,493	615,580	622,238
Administrator fees	741,000	681,190	279,460	—	—
Professional fees	751,701	558,322	108,332	—	—
Other	327,923	271,936	86,153	—	—
Total expenses before waiver	15,728,711	21,710,231	16,607,457	21,111,626	19,862,032
Sponsor fee waiver	—	—	(98,165)	—	—
Total Expenses	15,728,711	21,710,231	16,509,292	21,111,626	19,862,032
Net Investment Loss	(14,822,696)	(18,658,926)	(7,314,661)	(8,933,198)	(10,951,135)

Net Income (Loss)	$(20,910,094)	$36,395,353	$3,727,244	$9,717,720	$(8,433,415)

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Partnership Net Asset Value	$275,762,918	$228,085,926	$163,727,870	$227,349,345	$268,585,867
Net Asset Value per Series F Unit	$259.29	$282.49	$236.19	$230.98	$221.81
Net Asset Value per Series A Unit	$1.0775	$1.1742	$0.9835	$0.9625	$0.9264
Net Asset Value per Series G Unit	$1.1230	$1.2234	$1.0224	n/a	n/a
Net Asset Value per Series I Unit	$1.2255	$1.2972	$1.0520	$1.0010	$0.9385

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	$222.30	$224.75	$225.37	$218.90	$219.29	$221.99	$218.32	$221.45	$221.00	$218.52	$222.81	$221.81
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40	$229.73	$224.58	$223.58	$228.48	$228.99	$230.98
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09	$233.86	$231.98	$236.19
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09	$273.51	$280.29	$282.49
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56	$262.19	$267.47	$259.29

BLACKROCK GLOBAL HORIZONS I L.P.

December 31, 2009

Type of Pool: Multi-Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: January 4, 1994

Aggregate Subscriptions:    $750,256,470

Current Capitalization:   $275,762,918

Worst Monthly Drawdown(2):  (7.13)%  (11/01)

Worst Peak-to-Valley Drawdown(3):  (13.93)%  (11/01-5/02)

Net Asset Value per Series F (original unit), December 31, 2009:   $259.29

Monthly Rates of Return(4)

Month	2009	2008	2007	2006	2005
January	0.55%	2.92%	1.59%	2.12%	(3.39)%
February	(0.36)	5.68	(2.85)	(0.70)	1.10
March	(3.70)	(0.20)	(3.36)	1.84	0.28
April	(2.88)	(2.74)	3.22	3.29	(2.87)
May	1.44	0.53	3.46	(0.43)	0.18
June	(2.22)	2.78	1.84	(0.50)	1.23
July	(0.03)	(3.41)	(2.33)	(1.99)	(1.65)
August	0.17	(2.26)	(6.75)	(2.24)	1.43
September	1.38	3.67	3.60	(0.45)	(0.20)
October	(1.64)	8.49	3.44	2.19	(1.12)
November	2.01	2.48	(0.80)	0.22	1.96
December	(3.06)	0.78	1.81	0.87	(0.45)
Compound Annual Rate of Return	(8.21)%	19.60%	2.26%	4.13%	(3.60)%

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

Operational Overview; Trading Advisor Selections and Summary

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

BRIM attempts to control credit risk in the Partnership’s futures, forward and options trading by clearing trading through MLPF&S, NUSA and JPMFI.  MLPF&S, NUSA and JPMFI act as a clearing brokers or counterparty to the Partnership’s trades; they do not advise with respect to, or direct, any such trading.

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

Set forth below is a list of the net trading profit (loss) from each of the different Trading Advisors as measured at December 31, 2009.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$(1,309,834)	$(311,346)	$(157,710)	$(1,778,890)
Aspect Capital Limited	(2,308,406)	(841,107)	(49,592)	(3,199,105)
Boronia Capital PTY Ltd	(1,668,126)	484,771	(203,807)	(1,387,162)
Blackwater Capital Management LLC	4,461,836	354,618	(46,282)	4,770,172
Cantab Capital Partners LLP	(105,422)	(1,401,184)	(148,279)	(1,654,885)
Crabel Capital Management LLC	116,300	(10,161)	(269,364)	(163,225)
Mapleridge Capital Corporation	1,521,575	(363,564)	(616,123)	541,888
Nuwave Investment Corp	(1,161,290)	(221,612)	(31,321)	(1,414,223)
Ortus Capital Management Ltd	280,743	(1,014,244)	—	(733,501)
PIA Capital Management LP	212,817	117,933	(9,837)	320,913
Quantitative Investment Management - Global Program	(58,727)	370,376	(47,431)	264,218
Winton Capital Management Limited	(1,256,993)	(362,531)	(34,074)	(1,653,598)

Total	$(1,275,527)	$(3,198,051)	$(1,613,820)	$(6,087,398)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of December 31, 2009 was 1.46% and the weighted average incentive fee rate was 21%. The range of Management Fees as of December 31, 2009 was 0% to 2.5% (annualized) and the range of incentive fees was 15% to 30%.

BRIM may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, BRIM has not made any distributions to date and does not intend to do so.

Performance Summary

2009

Total Trading
Profit (Loss)

Stock Indices	$7,807,066
Metals	3,431,237
Agriculture	(1,116,036)
Currencies	(3,501,675)
Interest Rates	(4,778,416)
Energy	(6,315,754)
(4,473,578)
Brokerage Commissions/ Clearing Costs	(1,613,820)
$(6,087,398)

The Partnership posted a loss for the year. Stock indices and metals were the two sectors that posted gains while agriculture, currencies, interest rates, and energy sectors all contributed to losses.

Trading in stock indices generated the largest portion of gains for the year. Broad-based equity declines impacted global markets early in the year due to negative economic news and poor earnings. However, investors experienced a sharp reversal and rally shortly thereafter as they began to perceive stabilization in the global financial system after several months of uncertainty. Initial short exposures lost ground early, given these broad market rallies across the globe. However, Trading Advisors reduced these positions quickly; increasing long exposures to the U.S. and holding more neutral exposures in select other markets. Long exposures drove performance declines early in July as equities sold off, but were offset by the market reversal, improving investor sentiment and increasing broad appetite for risk. Equity holdings experienced notable depreciation in late October when stocks suffered the worst month-end sell-off since May, hindered by poor unemployment and consumer confidence figures. The market reversed during the following months and long exposures to the NASDAQ, S&P, FTSE, Hang Seng, Dow Jones Eurostoxx and CAC all contributed. Concurrently, the Nikkei was particularly volatile, first selling off 8% as the bond market rallied in November, only to experience its biggest monthly rally in 14 years during the last month of the year in response to evidence of increased Japanese export volumes.

Trading in metals was the second most profitable sector, despite early losses the sector performance rallied towards year end. Prices for industrial metals such as copper, lead and zinc, rallied in March from their earlier lows on hopes that government stimulus efforts would spark industrial production and reduce existing basic materials inventory levels. Precious metals prices also rose early in the year, continuing to benefit from higher levels of market volatility and economic uncertainty, as well as latent fears over growing inflation after the economy recovers. Mixed results were seen mid year as long exposures to gold detracted in April and June but profited in May as investors sought inflation hedges given the sharply declining U.S. dollar. Conversely, industrial metals such as aluminum and nickel trades were profitable in April, rallying on improved economic recovery prospects. However, as market rallies extended throughout the year, Trading Advisors increased select short positions. Aluminum short exposures were among those that took a substantial hit as the commodity experienced its largest weekly gain in 21 years during June. Expectations for economic recovery drove price rallies in industrial metals, punctuated by a boost from the ‘cash for clunkers’ program in the U.S. Overall, long exposures to aluminum, silver and copper were additive, with copper reaching an 11-month high in August. Meanwhile, gold briefly retreated in conjunction with U.S. dollar performance, but after dropping off in August, gold broke through the $1,000 psychological barrier by quarter-end, increasing 6% from intra-quarter lows as the U.S. dollar once again declined and crude oil prices soared. Toward year end the sector was driven by gold exposures as gold appreciated to record levels in October due to the declining US dollar. Trading Advisors continued to use the metal as a hedge throughout the quarter; however this led to significant losses in December as the U.S. dollar strengthened. Mitigating some of those declines was copper, which concluded the year by reaching a 16-month high in December due in part to higher-than-expected manufacturing activity data, continued uncertainty surrounding strike threats in Chile and generally thin market conditions.

Trading in agriculture detracted from performance of the Partnership. Short positions in corn and soybeans profited in February on speculation that demand for biofuels and animal feed would decline in the midst of the recession, and demand for cotton process fell based on a reduced demand for raw materials. However, prices broadly recovered in March as investors perceived better economic times ahead.  Coffee prices improved substantially during the beginning of the year, as investors anticipated a reduced supply from Central and South America. April losses in long exposure to sugar were offset by later gains from a broad commodity price rally brought on by signs of improving global demand and a weakening U.S. dollar. On the short side, exposures to corn and wheat made back earlier losses as prices substantially declined on reports of increasing supplies and speculation that warm, wet weather would accelerate plant development. Meanwhile, short exposures to hogs contributed as hog positions sold off over concerns about the H1N1 virus. Negative results in July from short exposures to wheat were offset by later gains as favorable weather conditions led to increased supply and trading levels near two-year lows. Meanwhile, gains from long exposures to sugar in August only partially counterbalanced later losses from short exposures to corn as both commodities appreciated on speculation of production delays and deficits. Furthermore, short exposures to coffee also experienced notable early losses after the Brazilian government intervened to boost prices. Short exposures to corn and wheat led to losses throughout year end as both commodities rallied on expectations of smaller crops and poorer growing conditions. Furthermore, demand for wheat rose as farmers increasingly replaced the corn in animal feed with wheat after a 22% rise in corn’s price over the two months of October and November. Meanwhile, long exposures to soybeans were additive as prices rose to a five-month high in November, only to fall in December. In addition, sugar boosted returns as it ended the year up on news of a reduced Brazilian crop and increased demand in India after struggling early in the quarter.

The currencies sector also contributed to losses, despite gains posted mid year. The foreign exchange markets were range-bound during February with declining volatility, resulting in a challenging environment for Trading Advisors with shorter holding periods. While demand for the U.S. dollar was strong early in the period due to high market uncertainty, late in the first quarter, long U.S. dollar trades struggled following quantitative easing initiatives launched by the U.S. Federal Reserve. Hopes for economic recovery and an accelerating slide in the U.S. dollar in April generated losses in select short positions. Trade positioning quickly adjusted, and many Trading Advisors enjoyed substantial long-side gains in the Australian dollar and the Euro as the U.S. dollar experienced its sharpest monthly decline in years. A recovering global economy and rallies in riskier assets drove gains during midyear. Significant profits were generated in July and September as Trading Advisors took advantage of the declining U.S. dollar. Long exposures to the Australian dollar versus the U.S. dollar were particularly additive as demand for high yielding assets in the region increased and Chinese manufacturing expanded. July was particularly challenging as a recovering U.S. dollar temporarily generated setbacks in certain positions, including long exposures to the Japanese yen and Canadian dollar, but Trading Advisors were able to mitigate these losses through tactical cross rate trades and as the U.S. dollar continued its slide later in the third quarter. Mid-October trend reversals hurt medium- and long-term Trading Advisors with long exposures to the British pound versus the US dollar, which proceeded to trade in a range bound fashion. The Japanese yen struggled against the U.S. dollar, ending the year with a selloff due in large part to speculation over additional quantitative easing by the Bank of Japan. Partially mitigating losses were long exposures to the Australian dollar versus the U.S. dollar, which profited after the Reserve Bank of Australia tightened rates on October 6 and on evidence of continued strong growth in China. However, in December the Australian dollar experienced its first monthly decline against the U.S. dollar in a year after reports that the Australian economy had expanded at half the expected pace, leading to reduced speculation of higher interest rates in early 2010.

Trading in the interest rate sector posted losses as well. Long U.S. treasury, Gilt, and German Bund exposures led losses, selling off despite a backdrop of stock market volatility, worsening economic conditions and regulatory uncertainty. March proved to be particularly challenging, with several government and central bank stimulus initiatives, including those by the U.S. Federal Reserve, the Bank of England, the Swiss National Bank and the Bank of Japan, creating a challenging environment for systematic Trading Advisors. Trading difficulties continued in large part due to improved market sentiment and the resulting flow of investor capital away from sovereign bonds and toward riskier assets. In particular, long exposures to Japanese government bonds, German Bunds and Gilts all declined during midyear. Meanwhile, long exposure to short-term interest rates, especially in the Eurodollar, Euribor and Sterling, also detracted, adversely responding to the European Central Bank holding rates at a record low and higher-than-expected U.S. unemployment numbers. However, several Trading Advisors mitigated a portion of losses through trading long-term U.S. interest rates, which provided opportunities through both long and short exposures. Exposures to Gilts added to losses amidst the volatility surrounding multiple United Kingdom government policy announcements, including decision not to expand its asset purchase program, and reports in July that The Bank of England intended to purchase 50 billion pounds of long-dated bonds. Toward year end stronger-than-expected US economic data largely drove down fixed income results, despite the bond market rally in November. Gains from long exposures to Japanese Government Bonds, which profited after yields fell 15 basis points in November on speculation that the Bank of Japan was going to maintain near-zero interest rate levels, could not combat losses throughout the period from long exposures to other bond markets, including 5-year and 10-year U.S. Treasuries, Eurodollars, German Bunds and British Gilts. In particular, a one-day sell-off in early December following the release of better-than-expected U.S. unemployment data counteracted any earlier positive results for Trading Advisors. The sell-off was further exacerbated by comments from the Federal Reserve indicating that certain stimulus measures faced impending removal.

The energy sector was the worst performing sector for the Partnership. Trading in energies was relatively flat over the first three months of the year. Oil prices hit cyclical lows in February, falling below $40/barrel for the first time since 2004 before rebounding to nearly $50/barrel by the end of March on signs that economic deterioration appeared to be slowing. Demand for energy continued to slump, weighed by a decrease in economic activity driven by the global recession. Natural gas prices were negatively impacted by falling demand from power producers and their industrial clientele. Short exposures to crude oil and heating oil in April and May drove energy trading losses, as upbeat economic news and declining inventory levels positively influenced underlying energy prices. Nonetheless, select Trading Advisors profited from shorter-term tactical trades in natural gas, benefiting from short exposures in April as natural gas sold off to a 6-year low, followed by successfully trading the market through both short and long exposures as volatility increased later in the second quarter. Short exposures to natural gas were additive in July and August as prices declined due to supply surpluses and reduced demand resulting from mild weather. However, natural gas prices soared over 60% in September on speculation that an economic recovery would revive demand, as well as growing expectations of a colder than expected winter, ultimately driving losses for the sector. Commodities experienced range bound trading for much of the fourth quarter. Notably, crude oil trading stagnated between $76 and 80 per barrel after reaching year-to-date highs early on, adversely impacting long holdings of the commodity. Meanwhile, natural gas struggled, despite some profits from short exposures as forecasts of milder weather in November signaled reduced demand for heating fuel and higher inventory levels. However, in a reversal during the last two weeks of the year, short exposures drove losses as U.S. stockpiles declined while much of the country experienced colder-than-expected temperatures, leading to rallies for both crude oil and natural gas.

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

Prior to September 1, 2007 the Partnership’s brokerage commissions and administrative fees were a constant percentage of the Partnership’s assets allocated to trading.  The only Partnership costs (other than currency trading costs) which were not based on a percentage of the Partnership’s assets (allocated to trading or total) were the Profit Shares payable to the Trading Advisors on a Trading Advisor-by-Trading Advisor basis.  Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses.  Gross profitability is in turn affected by the percentage of the Partnership’s assets allocated to trading.  During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Trading Advisors (so that the total Profit Shares paid to those Trading Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Trading Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Trading Advisors) suggesting the likelihood of generally trendless, non-consensus markets.  Profit Shares will vary based upon profitability of the individual Trading Advisors.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and PFPC Trust earns interest on all such assets which are not used for trading.  The low level of interest rates in 2009 in the United States negatively impacted interest income revenues when compared to 2008.   The Partnership estimates that approximately 95% of its assets are earning interest.   For the year ended December 31, 2009, the Partnership earned $906,015 in interest income, or approximately 0.37% of the Partnership’s average month-end net assets. For the year ended December 31, 2008, the Partnership earned $3,051,305 in interest income, or approximately 1.64% of the Partnership’s average month-end net assets.  The average interest rates for the year ended December 31, 2009 was 0.81%.  The average interest rates for the year ended December 31, 2008 was 5.63%.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of December 31, 2009 when compared to the year ending December, 31 2008 due to the overall increase in the Partnership’s net assets.  For the year ended December 31, 2009, Distribution, Trading Advisors’ Management Fees and Sponsor fees increased approximately 22%, 25% and 24%, respectively when compared to the year ended December 31, 2008.  This is due mostly to a 32% increase in average net assets in the year ended December 31, 2009 when compared to year ended December 31, 2008.  Profit Shares declined for the year ending December 31, 2009, when compared to the year ending December 31, 2008 primarily due to the Partnership’s lower profitability and also fewer profitable Trading Advisors.

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

Although the Partnership has not done so to date, the Partnership may allocate assets to Portfolio Funds which typically are subject to redemption restrictions which may include advance written notice for redemptions, monthly or quarterly redemptions and such Portfolio Fund’s ability to limit or suspend redemptions.

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

Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Trading Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest.  Other than in respect of the functioning of the markets in which it trades, liquidity will be of little relevance.

The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds.  Instead, the Partnership pays its redemptions with the cash held in its various operating accounts.  Due to the nature of its futures trading, the Partnership has significant amounts of cash available to it.  When it needs to fund redemptions, the General Partner will adjust the net assets allocated to the Partnership’s various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary.  The Partnership has been able to satisfy all of its redemption requests in a timely manner.

There were no material commitments for capital expenditures as of December 31, 2009, the end of the most recent fiscal year.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector.  The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other.  The following tables indicate the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2009 and 2008. During the fiscal year 2009, the Partnership’s average capitalization was $243,952,259. During the fiscal year 2008, the Partnership’s average capitalization was $185,041,398.

Fiscal Year 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$303,766	0.12%	$951,376	$38,459
Currencies	1,129,613	0.46%	2,342,789	64,665
Energy	167,577	0.07%	361,190	9,197
Interest Rates	13,641,807	5.59%	17,030,988	10,965,172
Metals	393,430	0.16%	1,484,277	5,252
Stock Indices	1,192,986	0.49%	4,663,347	76,124

TOTAL	$16,829,179	6.89%	$26,833,967	$11,158,869

Fiscal Year 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$284,680	0.15%	$769,470	$34,862
Currencies	1,403,750	0.76%	2,689,196	24,439
Energy	406,568	0.22%	890,258	17,592
Interest Rates	8,778,354	4.74%	12,171,669	5,320,781
Metals	176,109	0.10%	503,021	22,920
Stock Indices	808,611	0.44%	2,514,188	49,883

TOTAL	$11,858,072	6.41%	$19,537,802	$5,470,477

Average, highest and lowest Value at Risk amounts are based upon the month-end amounts calculated for each month-end during the period as discussed above. Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

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

Non-Trading Risk

Foreign Currency Balances;Cash on Deposit with MLPF&S, NUSA, JPMFI,UBS and PFPC Trust

The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are generally immaterial.  The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back to U.S. dollars on a weekly basis.

The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S, NUSA, JPMFI, UBS or PFPC Trust.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.  This cash flow risk is generally insignificant.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2009, by market sector:

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

Stock Indices

The Partnership has significant equity exposure to G-7 equity index price movements, although as of December 31, 2009, the Partnership’s primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

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

Agriculture Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2009.  In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future.  However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2009.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euros.  The Partnership has minimal exchange rate exposure on these balances.

U.S. Dollar Balances

The Partnership holds its U.S. dollars in cash at MLPF&S, NUSA, JPMFI, UBS and PFPC Trust.  The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S or NUSA, JPMFI, UBS in that declining interest rates would cause the income from such cash to decline.

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

The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S, NUSA, JPMFI and UBS in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  BRIM does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S, NUSA, JPMFI, UBS and PFPC Trust.

Item 8:  Financial Statements and Supplementary Data

Financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2009, 2008 and 2007, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.  This information has not been audited.

Selected Quarterly Financial Data (unaudited)

BlackRock Global Horizons I L.P.

Net Income by Quarter

Eight Quarters through December 31, 2009

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2008	2008	2008	2008
Total Income (Loss)	$(4,012,268)	$8,354,272	$(5,274,257)	$(4,249,130)	$32,911,180	$114,214	$4,306,828	$20,773,362
Total Expenses	3,803,103	4,607,767	3,308,639	4,009,202	8,425,150	3,007,225	3,408,885	6,868,971
Net Income (Loss)	$(7,815,371)	$3,746,505	$(8,582,896)	$(8,258,332)	$24,486,030	$(2,893,011)	$897,943	$13,904,391

Net Income (Loss) per Series A Unit	$(0.0328)	$0.0169	$(0.0418)	$(0.0418)	$0.1241	$(0.0117)	$0.0062	$0.0847
Net Income (Loss) per Series F Unit	$(7.23)	$3.97	$(10.00)	$(9.83)	$30.75	$(5.68)	$1.09	$20.23
Net Income (Loss) per Series G Unit	$(0.0314)	$0.0172	$(0.0434)	$(0.0425)	$0.1328	$(0.0245)	$0.0048	$0.0880
Net Income (Loss) per Series I Unit	$(0.0243)	$0.0309	$(0.0378)	$(0.0291)	$0.1481	$(0.0139)	$0.0137	$0.1101

Weighted average units Series A	184,732,238	162,511,063	144,293,100	134,318,518	128,207,580	107,876,138	90,334,878	90,316,670
Weighted average units Series F	107,791	109,811	112,325	117,040	122,383	128,312	131,549	134,817
Weighted average units Series G	30,688,580	31,436,315	32,517,854	34,737,080	35,529,309	36,729,365	37,776,534	39,036,583
Weighted average units Series I	860,991	645,990	551,075	490,288	615,479	615,479	615,479	838,160

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A: Controls and Procedures

Evaluation of Disclosure and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Item 9A(T): Controls and Procedures

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment, the Partnership’s management concluded that, at December 31, 2009, the Partnership’s internal control over financial reporting was effective.

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

Item 9B: Other Information

On February 1, 2010, PNC and Bank of New York Mellon Corporation (“BNY Mellon”) entered into a definitive agreement for BNY Mellon to acquire PNCGIS. The expected closing date for this transaction is the third quarter of 2010. The transaction is not expected to have an impact on the Partnership or the services that PNCGIS provides to the Partnership.

In addition, BlackRock completed an acquisition of Barclay’s Global Investors (“BGI”) on December 1, 2009.  As of December 1, 2009, ML & Co. (a wholly-owned subsidiary of Bank of America Corporation (defined herein as “BAC”)) holds a 34.2% economic interest in BlackRock, PNC holds a 24.5% economic interest in BlackRock and Barclays BR Holdings S.à.r.l. (“Barclays”) holds a 19.8% economic interest in BlackRock, in each case on an undiluted basis.  BAC, PNC and Barclays own approximately 3.7%, 35.2% and 4.8% of BlackRock’s voting stock, respectively.

PART III

Item 10: Directors, Executive Officers  and Corporate Governance of the Registrant

10(a) and 10(b)     Identification of Directors and Executive Officers:

The Partnership is managed by BlackRock.  Trading decisions are made by the Trading Advisors on behalf of the Partnership.  BlackRock promotes the Partnership and is its controlling persons.

The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2009, and their respective business backgrounds are as follows.

Edward Rzeszowski	President of the Partnership (Age 38)

Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 52)

Howard P. Berkowitz	Managing Director of BlackRock, Inc. (Age 69)

Edward Rzeszowski is the President of the General Partner, a Managing Director of BlackRock, a registered principal of the General Partner since February 2004 and a member of BlackRock Alternative Advisors (as described below).  His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage.  He began this position in September 2006.  Previously, Mr. Rzeszowski was a Director with Merrill Lynch’s fund of funds team.  In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. From September 2000 to September 2006, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line.  He became employed with Merrill Lynch in 1995 and has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries.  His additional previous work experience includes OMR Systems Corporation (a financial investments service company) from September 1993 to September 1995, where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

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

As of December 31, 2009, BRIM’s general partner interest in the Partnership was valued at $2,846,697.

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

(a)           Securities Authorized for Issuance Under Equity Compensation Plans:

None.

(b)           Security Ownership of Certain Beneficial Owners:

Not applicable, the Units are non-voting.  The Partnership is managed by BlackRock Investment Management, LLC, its General Partner.

(c)           Security Ownership of Management:

As of December 31, 2009, BRIM holdings were $2,846,697, which was approximately 1.03 % of the December 31, 2009 net asset value.

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

In 2009, the Partnership expensed:  (i) Sponsor fees of $2,833,553 to BRIM; (ii) Clearing costs of $258,081 to MLPF&S; (iii) Distribution fees of $6,767,790 to BRIM and (iv) Administrator fees for transfer agency services of $535,000 to PNC and (v) Printing fees of $200,000 to PNC and (vi) Custody fees for custodian services of $10,090 to PFPC Trust.  In addition, BRIM and Merrill Lynch and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

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

(b)           Review, Approval or Ratification of Transactions with Related Persons:

All of the service providers to the Partnership, other than the Trading Advisors, NUSA, JPMFI, UBS and SS&C are affiliates of BRIM or Merrill Lynch.  BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares.  However, none of the fees paid by the Partnership to any BRIM or Merrill Lynch party were negotiated, and they are likely higher than those that may have been obtained in arm’s-length bargaining.   SS&C provides administrative services to the Partnership and is paid by the Partnership.   PNC, an affiliate of BRIM, is the Transfer Agent of the Partnership and is paid by the Partnership.

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

Item 14: Principal Accountant Fees and Services

1)     Audit Fees

Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2009 were $155,000.  Aggregate fees for these services for the year ended December 31, 2008 were $129,000.

2)     Audit-Related Fees

There were no other audit-related fees for the years ended December 31, 2009 or 2008 related to the Partnership.

3)     Tax Fees

Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2009 were $235,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2008 were $235,000.

4)     All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2009 or 2008 for any other professional services in relation to the Partnership.

5)     Pre-Approval Policies

Although BRIM and the Partnership do not have pre-approval policies, the Chief Financial Officer of the Partnership pre-approves the engagement of the Partnership’s independent registered public accounting firm for all services to be provided by them.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.             Financial Statements (found in Exhibit 13.01):

Page

Report of Independent Registered Public Accounting Firm	1

Statements of Financial Condition as of December 31, 2009 and 2008	2

For the years ended December 31, 2009, 2008 and 2007:

Statements of Operations	3

Statements of Changes in Partners’ Capital	4

Financial Data Highlights	5-7

Notes to Financial Statements	8-18

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

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Registration Statement.

3.01(ii)	Ninth Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant’s report Form 10-K for the year ended December 31, 2004.

10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.

Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.01(e):	Advisory Agreement between the Partnership, BRIM and Alamo Global Horizons, LLC, dated [March 2010]*

Exhibit 10.01(e):	Is filed herewith.

10.01(f):	Advisory Agreement between the Partnership, BRIM and Boolean Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(f):	Is filed herewith.

10.01(g):	Advisory Agreement between the Partnership, BRIM and Breakout Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(g):	Is filed herewith.

10.01(h):	Advisory Agreement between the Partnership, BRIM and Cambridge Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(h):	Is filed herewith.

10.01(i):	Advisory Agreement between the Partnership, BRIM and Colby Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(i):	Is filed herewith.

10.01(j):	Advisory Agreement between the Partnership, BRIM and Mapleleaf Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(j):	Is filed herewith.

10.01(k):	Advisory Agreement between the Partnership, BRIM and Nets Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(k):	Is filed herewith.

10.01(l):	Advisory Agreement between the Partnership, BRIM and Orion Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(l):	Is filed herewith.

10.01(m):	Advisory Agreement between the Partnership, BRIM and Prospect Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(m):	Is filed herewith.

10.01(n):	Advisory Agreement between the Partnership, BRIM and Quantum Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(n):	Is filed herewith.

10.01(o):	Advisory Agreement between the Partnership, BRIM and Warrior Global Horizons, LLC, dated [March 2010].*

Exhibit 10.01(o):	Is filed herewith.

10.02	Form of Consulting Agreement between each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S or NUSA.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.05	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit D).

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

10.07	Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated December 6, 1995.

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

*Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24.b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner

By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2010	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
(Principal Executive Officer)

Date: March 31, 2010	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
(Chief Financial Officer)

BLACKROCK GLOBAL HORIZONS I L.P.

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

10.01(e):	Advisory Agreement between the Partnership, BRIM and Alamo Global Horizons, LLC, dated [March 2010]

10.01(f):	Advisory Agreement between the Partnership, BRIM and Boolean Global Horizons, LLC, dated [March 2010].

10.01(g):	Advisory Agreement between the Partnership, BRIM and Breakout Global Horizons, LLC, dated [March 2010].

10.01(h):	Advisory Agreement between the Partnership, BRIM and Cambridge Global Horizons, LLC, dated [March 2010].

10.01(i):	Advisory Agreement between the Partnership, BRIM and Colby Global Horizons, LLC, dated [March 2010].

10.01(j):	Advisory Agreement between the Partnership, BRIM and Mapleleaf Global Horizons, LLC, dated [March 2010].

10.01(k):	Advisory Agreement between the Partnership, BRIM and Nets Global Horizons, LLC, dated [March 2010].

10.01(l):	Advisory Agreement between the Partnership, BRIM and Orion Global Horizons, LLC, dated [March 2010].

10.01(m):	Advisory Agreement between the Partnership, BRIM and Prospect Global Horizons, LLC, dated [March 2010].

10.01(n):	Advisory Agreement between the Partnership, BRIM and Quantum Global Horizons, LLC, dated [March 2010].

10.01(o):	Advisory Agreement between the Partnership, BRIM and Warrior Global Horizons, LLC, dated [March 2010].

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications