Form 10-Q
period 2010-03-31
BLACK ROCK GLOBAL HORIZONS LP
filed 2010-05-17
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR March 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$238,367,509	$218,690,094
Equity in commodity futures trading accounts:
Cash (restricted cash $18,517,086 and $21,761,607)	60,896,457	64,904,058
Net unrealized profit on open contracts	5,439,411	886,156
Accrued interest and other assets	211,665	25,948

TOTAL ASSETS	$304,915,042	$284,506,256

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$2,181,168	$5,342,237
Profit Shares payable	221,254	498,174
Distribution fees payable	722,016	703,082
Trading Advisors’ management fees payable	352,837	343,841
Sponsor fees payable	303,951	295,234
Administrator fees payable	150,730	166,599
Professional fees payable	276,726	425,908
Net unrealized loss on open contracts	221,435	906,015
Other fees payable	101,786	62,248

Total liabilities	4,531,903	8,743,338

PARTNERS’ CAPITAL:
General Partner (2,488,101 and 2,203,255 Units)	3,130,174	2,846,697
Limited Partners (252,395,759 and 226,947,615 Units)	297,252,965	272,916,221

Total partners’ capital	300,383,139	275,762,918

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$304,915,042	$284,506,256

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2010	2009
TRADING PROFITS (LOSSES):

Realized	$(1,896,627)	$(520,459)
Change in unrealized	5,237,835	(3,793,334)
Brokerage commissions and clearing costs	(528,627)	(355,450)

Total trading profits (losses)	2,812,581	(4,669,243)

INVESTMENT INCOME:
Interest	66,343	420,113

EXPENSES:
Distribution fees	2,117,497	1,683,101
Trading Advisors’ management fees	1,038,228	790,820
Sponsor fees	888,028	704,384
Profit Shares	254,927	471,505
Administrator fees	226,000	179,000
Professional fees	196,259	110,592
Other	154,000	69,800
Total expenses before waiver	4,874,939	4,009,202
Sponsor fee waiver	—	—
Total expenses	4,874,939	4,009,202

NET INVESTMENT LOSS	(4,808,596)	(3,589,089)

NET LOSS	$(1,996,015)	$(8,258,332)

NET INCOME (LOSS) PER UNIT:(1)

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	219,302,384	134,318,518
Series F	105,082	117,040
Series G	30,194,766	34,737,080
Series I	1,278,174	490,288

Net income (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0069)	$(0.0418)
Series F	$(2.10)	$(9.83)
Series G	$(0.0089)	$(0.0425)
Series I	$0.0102	$(0.0291)

See notes to financial statements.

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month periods ended March 31, 2010 and 2009 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	164,471,111	$3,098,146	$224,987,780	$228,085,926

Additions	10,150,531	—	11,940,996	11,940,996

Net loss	—	(107,952)	(8,150,380)	(8,258,332)

Redemptions	(7,022,880)	—	(9,487,039)	(9,487,039)

PARTNERS’ CAPITAL, March 31, 2009	167,598,762	$2,990,194	$219,291,357	$222,281,551

PARTNERS’ CAPITAL, December 31, 2009	229,150,870	$2,846,697	$272,916,221	275,762,918

Additions	38,230,314	300,000	40,409,627	40,709,627

Net loss	—	(16,523)	(1,979,492)	(1,996,015)

Redemptions	(12,497,324)	—	(14,093,391)	(14,093,391)

PARTNERS’ CAPITAL, March 31, 2010	254,883,860	$3,130,174	$297,252,965	$300,383,139

See notes to financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A	Series F	Series G	Series I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0775	$259.29	$1.1230	$1.2255

Realized trading loss	(0.0071)	(1.69)	(0.0073)	(0.0080)
Change in unrealized trading profits	0.0181	4.33	0.0188	0.0206
Interest	0.0002	0.06	0.0002	0.0003
Expenses	(0.0195)	(4.71)	(0.0204)	(0.0142)

Net asset value, end of period	$1.0692	$257.28	$1.1143	$1.2242

Total Return:

Total return (before Profit Shares)	-0.68%	-0.68%	-0.68%	0.10%
Profit Shares	-0.08%	-0.09%	-0.09%	-0.21%
Total return	-0.77%	-0.78%	-0.77%	-0.11%

Ratios to Average Net Assets:(1) (2)

Expenses (before Profit Shares)	7.02%	7.01%	7.01%	3.90%
Profit Shares	0.08%	0.09%	0.09%	0.26%
Expenses	7.10%	7.10%	7.10%	4.16%

Net investment loss	-7.01%	-7.01%	-7.01%	-4.07%

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

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information at March 31, 2010 and for the periods ended March 31, 2010 and 2009 is unaudited.  However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of BlackRock Global Horizons I L.P. (the “Partnership”) for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, (the “SEC”) for the year ended December 31, 2009.

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

The Partnership’s assets will be held in cash at PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner and in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the General Partner, Newedge USA, LLC (“NUSA”), J.P. Morgan Inc. (“JPMFI”), UBS AG (“UBS”) and any other clearing brokers or derivatives counterparty that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”).

Valuation

The Partnership’s policy is to fair value its financial instruments at market value. The Partnership’s commodities futures contracts traded on exchanges are valued at their close price. Foreign currency exchange contracts are valued at the mid between the bid and ask prices and are determined as of the close of business on the NYSE. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. Exchange-traded options are valued at the mean between the last bid and ask prices at the close of the options market in which the options trade. An exchange-traded option for which there is no mean price is valued at the prior day’s close price, unless it is determined that the prior day’s price no longer reflects the fair value of the option. Over-the-counter (“OTC”) options and swaptions are valued by single broker quotes which use mathematical model which incorporates a number of market data factors, such as the trades and prices of the underlying instruments.

Net Unrealized Profit (Loss) on Open Contracts

The Partnership, in its normal course of business, enters into various derivatives contracts with MLPF&S, NUSA, JPMFI, and UBS each acting as the Partnership’s clearing brokers or derivatives counterparty. Pursuant to the brokerage agreements with MLPF&S, NUSA, and JPMFI (which include netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S, NUSA, and JPMFI, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit on open contracts and net payables are included under Liabilities in net unrealized loss on open contracts.

Pursuant to the UBS agreement (which includes netting arrangements for same transactions and may be elected for multiple transactions), to the extent that such trading results in receivables from and payables to UBS, these receivables and payables are offset and reported as a net receivable or payable. Net receivables are included in the Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit on open contracts and net payables are included under Liabilities in net unrealized loss on open contracts.

Commodity futures, forwards and options contracts transactions are recorded on trade date and the receivables and payables represent the difference between the original contract value and the market value.  The change in unrealized profit (loss) on open contracts from one period to the next is reflected in Change in unrealized in the Statements of Operations.

Income Taxes

No provision for income taxes has been made in these financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

Distributions

The Limited Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership.  No such distributions have been declared for the three-month periods ended March 31, 2010 and 2009.

2.               PARTNERS’ CAPITAL

At March 31, 2010 and December 31, 2009, the Net Asset Values of the different series of Units were:

March 31, 2010	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$239,346,490	223,856,882	$1.0692
Series F	26,384,512	102,550	$257.28
Series G	32,492,354	29,160,147	$1.1143
Series I	2,159,783	1,764,281	$1.2242
Total partners’ capital	$300,383,139	254,883,860

December 31, 2009	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$213,153,124	197,831,350	$1.0775
Series F	27,465,985	105,927	$259.29
Series G	34,044,148	30,316,276	$1.1230
Series I	1,099,661	897,317	$1.2255
	$275,762,918	229,150,870

3.               FAIR VALUE DISCLOSURES

The Partnership records derivatives contracts held in commodities futures trading accounts and cash equivalents at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner assumptions about what information market participants would use to price an asset or liability developed based on the best information available under the circumstances.

ASC 820 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

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

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of March 31, 2010 and December 31, 2009.

		Fair Value at Reporting Date Using
Description	3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$238,367,509	$238,367,509	$—
Futures	3,588,084	3,588,084	—
Forwards	1,580,842	—	1,580,842
Options	49,050	51,704	(2,654)
	$243,585,485	$242,007,297	$1,578,188

Description	12/31/2009
Cash Equivalents	$218,690,094	$218,690,094	$—
Futures	1,800,573	1,800,573	—
Forwards	(1,785,140)	—	(1,785,140)
Options	(35,292)	—	(35,292)
	$218,670,235	$220,490,667	$(1,820,432)

4.   DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership trades in the international futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner to accounts managed by the Trading Advisors applying proprietary strategies in numerous markets.

The Partnership engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, livestock and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at March 31, 2010, organized by market sector:

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460 Guarantees No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”

The Partnership may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Operations.

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

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of Net Asset Value.  The market value of cash and securities held to satisfy such requirements at March 31, 2010 and December 31, 2009 was $18,517,086 and $21,761,607 respectively, which equals 6.16% and 7.89% of Net Asset Value, respectively.

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

Condensed Schedule of Investments

The Partnership trades futures and forward contracts.  The level of trading is affected by conditions in those markets.  During the period ended March 31 2010, 107,688 contracts were closed.  The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit on open contracts in the Statements of Financial Condition as of March 31, 2010 are as follows:

	Long Positions			Long Positions			Short Positions			Short Positions		Net unrealized
Commodity	Number	Gross Unrealized		Unrealized	Percent of	Commodity	Number	Gross Unrealized		Unrealized	Percent of	profit (loss) on	Percent of
Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	open contracts	Net Assets	Maturity Dates

Futures						Futures
Agriculture	410	$158,970	$(364,731)	$(205,761)	-0.07%	Agriculture	(1,515)	$1,181,113	$(130,518)	$1,050,595	0.35%	$844,834	0.28%	April 10-September 10
Currencies	734	559,951	(124,730)	435,221	0.14%	Currencies	(443)	233,407	(197,681)	35,726	0.01%	470,947	0.15%	April 10- December 11
Energy	537	857,246	(111,723)	745,523	0.25%	Energy	(244)	398,030	(270,943)	127,087	0.04%	872,610	0.29%	April 10-September 10
Interest rates	2,432	581,127	(104,036)	477,091	0.16%	Interest rates	(968)	139,273	(183,504)	(44,231)	-0.01%	432,860	0.15%	June 10-June 12
Metals	164,426	5,403,456	(633,591)	4,769,865	1.59%	Metals	(224,242)	355,381	(5,153,203)	(4,797,822)	-1.60%	(27,957)	-0.01%	April 10-February 11
Stock indices	1,856	1,088,153	(107,788)	980,365	0.33%	Stock indices	(205)	34,643	(20,218)	14,425	0.00%	994,790	0.33%	April 10-June 10
Subtotal	170,395	8,648,903	(1,446,599)	7,202,304	2.40%	Subtotal	(227,617)	2,341,847	(5,956,067)	(3,614,220)	-1.21%	3,588,084	1.19%

Forwards						Forwards
Currencies	109	1,872,089	(870,158)	1,001,931	0.33%	Currencies	(112)	1,860,801	(1,281,890)	578,911	0.19%	1,580,842	0.52%	April 10-June 10
Subtotal	109	1,872,089	(870,158)	1,001,931	0.33%	Subtotal	(112)	1,860,801	(1,281,890)	578,911	0.19%	1,580,842	0.52%

Options						Options
Agriculture	—	—	—	—	0.00%	Agriculture	(52)	49,529	(40)	49,489	0.02%	49,489	0.02%	April 10-July10
Currencies	2	6,490	(1,536)	4,954	0.00%	Currencies	—	—	—	—	0.00%	4,954	0.00%	April 10-June10
Energy	4	—	(1,000)	(1,000)	0.00%	Energy	—	—	—	—	0.00%	(1,000)	0.00%	June 10
Metals	—	—	—	—	0.00%	Metals	(1,357)	3,215	(7,608)	(4,393)	0.00%	(4,393)	0.00%	April 10
Subtotal	6	6,490	(2,536)	3,954	0.00%	Subtotal	(1,409)	52,744	(7,648)	45,096	0.02%	49,050	0.02%

Total	170,510	$10,527,482	$(2,319,293)	$8,208,189	2.73%	Total	(229,138)	$4,255,392	$(7,245,605)	$(2,990,213)	-1.00%	$5,217,976	1.73%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of March 31, 2010.

The Partnership trades futures and forward contracts. The level of trading is affected by conditions in those markets. During the year ended December 31, 2009, 5,539,110 contracts were closed. The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of December 31, 2009 are as follows:

	Long Positions			Long Positions			Short Positions			Short Positions		Net unrealized
Commodity	Number	Gross Unrealized		Unrealized	Percent of	Commodity	Number	Gross Unrealized		Unrealized	Percent of	profit (loss) on	Percent of
Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	open contracts	Net Assets	Maturity Dates

Futures						Futures
Agriculture	1,023	$982,535	$(158,124)	$824,411	0.30%	Agriculture	(568)	$159,142	$(223,420)	$(64,278)	-0.02%	$760,133	0.28%	January 10 - May 10
Currencies	569	240,052	(449,588)	(209,536)	-0.08%	Currencies	(463)	313,343	(90,432)	222,911	0.08%	13,375	0.00%	January 10 - December 10
Energy	225	480,824	(109,534)	371,290	0.13%	Energy	(158)	33,782	(474,913)	(441,131)	-0.16%	(69,841)	-0.03%	January 10 - July 10
Interest rates	2,265	250,907	(1,254,976)	(1,004,069)	-0.36%	Interest rates	(1,094)	595,914	(77,877)	518,037	0.19%	(486,032)	-0.17%	March 10 - December 10
Metals	219,746	5,843,920	(387,661)	5,456,259	1.98%	Metals	(277,223)	159,323	(4,729,827)	(4,570,504)	-1.66%	885,755	0.32%	January 10 - December 10
Stock indices	1,636	1,005,269	(215,061)	790,208	0.29%	Stock indices	(114)	28,861	(121,886)	(93,025)	-0.03%	697,183	0.26%	January 10 - March 10
Subtotal	225,464	8,803,507	(2,574,944)	6,228,563	2.26%	Subtotal	(279,620)	1,290,365	(5,718,355)	(4,427,990)	-1.60%	1,800,573	0.66%

Forwards						Forwards
Currencies	442	759,515	(1,991,882)	(1,232,367)	-0.45%	Currencies	(481)	1,527,996	(2,080,769)	(552,773)	-0.20%	(1,785,140)	-0.65%	January 10 - July 10
Subtotal	442	759,515	(1,991,882)	(1,232,367)	-0.45%	Subtotal	(481)	1,527,996	(2,080,769)	(552,773)	-0.20%	(1,785,140)	-0.65%

Options						Options
Agriculture	—	—	—	—	0.00%	Agriculture	(44)	—	(18,925)	(18,925)	-0.01%	(18,925)	-0.01%	January 10 - May 10
Currencies	1	—	(7,377)	(7,377)	0.00%	Currencies	—	—	—	—	0.00%	(7,377)	0.00%	January 10 - July 10
Energy	31	—	(8,990)	(8,990)	0.00%	Energy	—	—	—	—	0.00%	(8,990)	0.00%	January 10 - December 10
Subtotal	32	—	(16,367)	(16,367)	0.00%	Subtotal	(44)	—	(18,925)	(18,925)	-0.01%	(35,292)	-0.01%

Total	225,938	$9,563,022	$(4,583,193)	$4,979,829	1.81%	Total	(280,145)	$2,818,361	$(7,818,049)	$(4,999,688)	-1.81%	$(19,859)	0.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2009.

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations for the three month period ended March 31, 2010 and 2009 are as follows:

March 31, 2010

		Change in Net
Commodity	Realized Profits	Unrealized	Net Trading
Industry Sector	(Losses)	Profits (Losses)	Profits (Losses)

Futures
Agriculture	$(1,220,922)	$84,701	$(1,136,221)
Currencies	(524)	457,572	457,048
Energy	(2,231,319)	942,451	(1,288,868)
Interest rates	784,015	918,892	1,702,907
Metals	876,343	(913,712)	(37,369)
Stock indices	1,334,398	297,607	1,632,005
Subtotal	(458,009)	1,787,511	1,329,502

Forwards
Currencies	(1,333,320)	3,365,982	2,032,662
Subtotal	(1,333,320)	3,365,982	2,032,662

Options
Agriculture	(68,414)	68,414	—
Currencies	(34,479)	12,331	(22,148)
Energy	(7,990)	7,990	—
Metals	5,585	(4,393)	1,192
Subtotal	(105,298)	84,342	(20,956)

Total	$(1,896,627)	$5,237,835	$3,341,208

March 31, 2009

		Change in Net
Commodity	Realized Profits	Unrealized	Net Trading
Industry Sector	(Losses)	Profits (Losses)	Profits (Losses)

Futures
Agriculture	$(1,121,499)	$(44,725)	$(1,166,224)
Currencies	(935,386)	(97,005)	(1,032,391)
Energy	(784,798)	303,613	(481,185)
Interest rates	(1,365,168)	(1,534,030)	(2,899,198)
Metals	(46,106)	(844,256)	(890,362)
Stock indices	3,651,634	(260,619)	3,391,015
Subtotal	(601,323)	(2,477,022)	(3,078,345)

Forwards
Currencies	80,864	(1,316,312)	(1,235,448)
Subtotal	80,864	(1,316,312)	(1,235,448)

Total	$(520,459)	$(3,793,334)	$(4,313,793)

5.   RELATED PARTY TRANSACTIONS

Some of the Partnership’s U.S. dollar assets are maintained at MLPF&S.  MLPF&S is a wholly owned subsidiary of Merrill Lynch, which in turn maintains a significant ownership interest in BlackRock, Inc., the parent company of the General Partner. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by MLPF&S in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets. Additionally some of the Partnership’s U.S. dollar assets are maintained at PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner.  PNC Global Investment Servicing, Inc. (“PNCGIS”) is the Partnership’s Transfer Agent.  The transfer agency fees paid to PNCGIS are included in Administrator fees on the Statement of Operations.

As of March 31, 2010 and December 31, 2009 $10,740,184 and $10,617,906, respectively, was held in trading accounts at MLPF&S.  For the three-month periods ended March 31, 2010 and 2009, the Partnership incurred $77,342 and $46,693, respectively, for brokerage commissions payable to MLPF&S.

PFPC Trust provides custody services for the Partnership. As of March 31, 2010 and December 31, 2009, $238,367,509 and $218,690,094, respectively, was held in custody at PFPC Trust and invested in an affiliated BlackRock money market fund.

For the three-month periods ended March 31, 2010 and 2009, the Partnership incurred $164,000 and $130,800, respectively, for administrative, custodian, transfer agency and other services fees payable to PNCGIS and its affiliates.

Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions.  Such amounts are netted against interest income due to the insignificance of such amounts.

BRIM estimates that the round-turn equivalent commission rate charged to the Partnership by MLPF&S during the years ended December 31, 2009, 2008 and 2007 was approximately $10, $8 and $41, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued amended guidance to improve disclosures about fair value measurements which will require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the applicable additional disclosure requirements did not materially impact the Partnership’s financial statements.

7.   SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Partnership through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or additional disclosure in the financial statements, other than as described below.

Effective April 1, 2010, the General Partner has formed a number of subsidiaries to hold Partnership assets allocated to each particular Trading Advisor.  Each of these subsidiaries has, in turn, entered into an advisory agreement with each Trading Advisor.  The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of March 1, 2010, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Capital Management	Systematic	Long-term trend-following	8.05%	Not Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend-following	8.55%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.00%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	8.20%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	8.30%	Registered	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term trend-following and mean reversion	9.40%	Registered	Not Registered

Nuwave Investment Management LLC	Systematic	Medium-term pattern recognition	5.90%	Registered	Registered

Ortus Capital Management Ltd	Systematic	Medium-term econometric	9.20%	Not Registered	Not Registered

PIA Capital Management LP	Discretionary	Short-term discretionary	9.75%	Exempt CPO	Not Registered

Quantitative Investment Management - Global Program	Systematic	Short-term pattern recognition	7.10%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	13.30%	Registered	Not Registered

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

Term. The advisory agreements may be renewed at the option of the General Partner and the Partnership for successive one year terms. Each Trading Advisor may terminate the advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons. The Partnership may terminate the advisory agreements as of any month-end.

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

No Trading Advisor relationships were terminated during the period ended March 31, 2010.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2009	$284.04	$283.02	$272.56
2010	$252.82	$253.45	$257.28

Set forth below is a list of the net trading profit (loss) from each of the different Trading Advisors as measured at March 31, 2010.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$218,450	$23,153	$(73,050)	$168,553
Boronia Capital PTY Ltd	152,823	(127,484)	(65,121)	(39,782)
Blackwater Capital Management LLC	(89,393)	370,865	(13,498)	267,974
Cantab Capital Partners LLP	(1,830,828)	1,313,100	(34,018)	(551,746)
Crabel Capital Management LLC	48,790	802,880	(68,434)	783,236
Mapleridge Capital Corporation	307,822	77,206	(226,881)	158,147
Nuwave Investment Corp	204,603	(134,890)	(4,292)	65,421
Ortus Capital Management Ltd	(445,923)	2,211,432	—	1,765,509
PIA Capital Management LP	446,954	(341,476)	(10,746)	94,732
Quantitative Investment Management - Global Program	(1,418,236)	(352,497)	(18,626)	(1,789,359)
Winton Capital Management Limited	508,311	1,395,546	(13,961)	1,889,896
Total	$(1,896,627)	$5,237,835	$(528,627)	$2,812,581

The weighted average Management Fee rate of the Trading Advisors based on allocations as of March 31, 2010 was 1.45% and the weighted average incentive fee rate was 21%. The range of Management Fees as of March 31, 2010 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2010 to March 31, 2010

The Partnership posted a net loss for the quarter as broadly mixed performance across underlying managers reflected a period with numerous news shocks that proved to be difficult for many systematic models to capture. Overall, foreign exchange led the quarter’s contributing sectors, with equities, fixed income and energy also producing positive results. Meanwhile, commodities trading generally struggled during the quarter, as agriculture and metals detracted.

Leading foreign exchange activity, underlying long US dollar exposures versus a troubled euro and a sympathetic British pound were largely additive during the quarter. In particular, continued concerns around Greece’s sovereign debt crisis, and the Eurozone in general, influenced a general sell-off of the euro resulting in seven-month lows against the US dollar. The British pound also experienced weakness over local debt concerns and political uncertainty. Additional performance gains were generally the result of underlying long exposures to the currencies of commodity-dominant Australia and Canada. Meanwhile, underlying long Japanese yen holdings largely suffered during the quarter as the yen experienced its largest monthly decline versus the euro since early 2009 despite the euro’s troubles, and fell to three-month lows versus the US dollar.

Equities struggled early in the quarter as European fiscal concerns drove investors to sell risky assets. Following these long-side losses, including notable declines in the Dow Jones Eurostoxx and Hang Seng indices, many underlying managers ultimately reduced net long exposure through stop-loss levels and a reduction in signal strength. This led to further negative underlying manager results when markets strongly rebounded mid-quarter as investors looked favorably on indications that the EU would support Greece. Additionally, economic data releases late in the quarter also appeared to support investor optimism that the economy was on a recovery path, benefiting underlying long US and Japanese exposures particularly. Underlying managers were generally able to successfully navigate the continued upswing in March, accruing enough gains to overcome a large part of earlier losses.

The shift away from risky assets was a predominant theme for bond markets in January and early February. In particular, underlying long exposures to Euribor and German bunds profited, perceived as a safer alternative to the more heavily-indebted economies in the Eurozone, chiefly Greece. Gilts also appreciated mid-quarter after the Bank of England signaled concerns late in the month of a shrinking economy. However, range-bound global rates and a lack of clear market direction created a difficult trading environment later in the period. German bunds reversed from their previous upswing and Japanese government bond prices declined in anticipation of improved economic reports. Meanwhile, US Treasury trading was mixed throughout the quarter as rising longer-term yields reflected increased issuance and perceived improvements in the economy, while record-low short-term rates reflected the apparent intention of policy makers to remain accommodative.

Energy trading struggled early, but generally was able to recover lost ground in March. A commodity sell-off in crude oil and low volatility in natural gas prices created a difficult start to the year, leading many to short the sector. However, sharp reversals in crude oil prices frustrated a number of underlying managers. Following these losses, several underlying managers built up long exposures, setting up notable gains throughout the second half of the period as oil prices reached 18-month highs, bolstered by a growing appeal of commodities relative to corporate securities, as well as the US dollar’s decline. Furthermore, natural gas stockpiles reached above-average levels, profitably affecting underlying short natural gas exposures and pushing the overall sector into positive territory for the month.

First quarter metals sector declines were driven by gold and copper exposures. Most notably, underlying short gold positions generally lost ground as historically low central bank sales and a rebounding market in India and China supported prices. Meanwhile, underlying long nickel exposures helped to partially mitigate losses as the industrial metal’s prices reached 22-month highs in March, bolstered by the improving economic outlook. Platinum also contributed as anticipated demand from a global auto recovery augmented the metal’s performance over the quarter.

Agriculture-based commodity trading has experienced a very challenging environment year-to-date. Soybeans led losses within a rangebound trading environment for the crop, and wheat hit a five-month low in March due to light demand and higher-than-expected global supply. Furthermore, underlying long exposures to sugar experienced initial gains due to poor recent crops in India and Brazil, but the commodity aggressively reversed after hitting a 25-year high, ultimately suffering a 15% price collapse on news of increasing output in the two regions.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and PFPC Trust earns interest on all such assets which are not used for trading. The low level of interest rates in 2010 in the United States negatively impacted interest income revenues when compared to 2009. The Partnership estimates that approximately 95% of its assets are earning interest. For the period ended March 31, 2010, the Partnership earned $66,343 in interest income, or approximately 0.02% of the Partnership’s average month-end net assets. For the period ended March 31, 2009, the Partnership earned $420,113 in interest income, or approximately 0.18% of the Partnership’s average month-end net assets. The average interest rates for the period ended March 31, 2010 was 0.11%. The average interest rates for the period ended March 31, 2009 was 0.99%.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of March 31, 2010 when compared to the period ending March, 31 2009 due to the overall increase in the Partnership’s net assets. For the period ended March 31, 2010, Distribution, Trading Advisors’ Management Fees and Sponsor fees increased approximately 26%, 31% and 26%, respectively when compared to the period ended March 31, 2009. This is due mostly to a 25% increase in average net assets in the period ended March 31, 2010 when compared to the period ended March 31, 2009. Profit Shares declined for the period ending March 31, 2010, when compared to the period ending March 31, 2009 primarily due to the Partnership’s lower profitability and also fewer profitable Trading Advisors.

The distribution fee is paid to the General Partner, who will then pay the distribution fee to the third-party selling agents, if any. Such selling agents in turn may use cash funds to compensate financial advisors and/or to cover the costs of supporting client accounts within the third party organization. If there are no payments to third-party selling agents with respect to a particular investor, the distribution fee will be returned by the General Partner or paid to an affiliate. Management Fees are paid to the Trading Advisors. Sponsor fees are paid to the General Partner.

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

With respect to assets allocated to accounts managed by the Trading Advisors rather than Portfolio Funds, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits a Trading Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units, although there can be no assurance as to the timing of such payments.

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

There were no material commitments for capital expenditures as of March 31, 2010, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the period ended March 31, 2010. During the period ended March 31, 2010, the Partnership’s average capitalization was $294,222,587.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$209,880	0.07%	$431,376	$29,022
Currencies	5,229,658	1.78%	5,780,690	4,492,283
Energy	294,902	0.10%	580,149	84,830
Interest Rates	10,340,946	3.52%	12,041,895	8,096,074
Metals	444,731	0.15%	731,323	272,374
Stock Indices	2,128,144	0.72%	2,897,474	1,408,875

TOTAL	$18,648,261	6.34%	$22,462,907	$14,383,458

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-09	$5,118,998	4,359,562	$1.1742
Feb-09	2,670,999	2,262,408	1.1806
Mar-09	4,150,999	3,528,561	1.1764
Apr-09	6,838,937	6,036,664	1.1329
May-09	6,646,005	6,040,724	1.1002
Jun-09	9,055,908	8,115,340	1.1159
Jul-09	11,945,891	10,947,482	1.0912
Aug-09	7,475,907	6,852,972	1.0909
Sep-09	7,084,959	6,483,307	1.0928
Oct-09	6,952,946	6,276,355	1.1078
Nov-09	11,669,891	10,709,269	1.0897
Dec-09	24,772,912	22,285,816	1.1116
Jan-10	15,117,838	14,030,477	1.0775
Feb-10	12,472,906	11,872,174	1.0506
Mar-10	12,059,892	11,450,714	1.0532

SERIES I

	Subscription
	Amount	Units	NAV
Jan-09	$—	—	$1.2972
Feb-09	—	—	1.3073
Mar-09	—	—	1.3062
Apr-09	124,998	99,087	1.2615
May-09	20,000	16,288	1.2279
Jun-09	—	—	1.2477
Jul-09	19,999	16,351	1.2231
Aug-09	—	—	1.2258
Sep-09	269,999	219,404	1.2306
Oct-09	9,975	7,978	1.2503
Nov-09	104,997	85,183	1.2326
Dec-09	14,999	11,897	1.2608
Jan-10	174,997	142,796	1.2255
Feb-10	—	—	1.1981
Mar-10	883,994	734,153	1.2041

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2010:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2010	500	$252.82	$126,410
February 28, 2010	1,536	253.45	389,299
March 31, 2010	1,341	257.28	345,012

Total	3,377		860,721

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2010	2,335,524	$1.0506	$2,453,701
February 28, 2010	8,202,342	1.0532	8,638,707
March 31, 2010	789,967	1.0692	844,633

Total	11,327,833		11,937,041

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2010	104,538	$1.0949	$114,459
February 28, 2010	155,453	1.0977	170,641
March 31, 2010	896,138	1.1143	998,567

Total	1,156,129		1,283,667

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2010	9,985	$1.1981	$11,962
February 28, 2010	—	1.2041	0
March 31, 2010	—	1.2242	0

Total	9,985		11,962

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:
31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 17, 2010	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 17, 2010	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)