Form 10-Q
period 2010-06-30
BlackRock Global Horizons I L.P.
filed 2010-08-13
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR June 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$273,188,717	$218,690,094
Equity in commodity futures trading accounts:
Cash (restricted cash $19,156,622 and $21,761,607)	54,665,809	64,904,058
Net unrealized profit on open contracts	4,911,820	886,156
Accrued interest and other assets	40,757	25,948

TOTAL ASSETS	$332,807,103	$284,506,256

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$593,806	$5,342,237
Profit Shares payable	798,108	498,174
Distribution fees payable	772,652	703,082
Trading Advisors’ management fees payable	364,696	343,841
Sponsor fees payable	325,572	295,234
Administrator fees payable	216,704	166,599
Professional fees payable	412,063	425,908
Net unrealized loss on open contracts	—	906,015
Other fees payable	118,399	62,248

Total liabilities	3,602,000	8,743,338

PARTNERS’ CAPITAL:
General Partner (2,488,101 and 2,203,255 Units)	3,078,957	2,846,697
Limited Partners (285,012,354 and 226,947,615 Units)	326,126,146	272,916,221

Total partners’ capital	329,205,103	275,762,918

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$332,807,103	$284,506,256

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
TRADING PROFITS (LOSSES):

Realized	$1,166,294	$(6,487,154)	$(730,333)	$(7,007,613)
Change in unrealized	(306,156)	1,371,559	4,931,679	(2,421,775)
Brokerage commissions and clearing costs	(682,955)	(418,636)	(1,211,582)	(774,086)

Total trading profits (losses)	177,183	(5,534,231)	2,989,764	(10,203,474)

INVESTMENT INCOME:
Interest	102,905	259,974	169,248	680,087

EXPENSES:
Distribution fees	2,296,120	1,616,933	4,413,617	3,300,034
Trading Advisors’ management fees	1,107,226	769,822	2,145,454	1,560,642
Sponsor fees	965,429	676,844	1,853,457	1,381,228
Profit Shares	725,296	(204,485)	980,223	267,020
Administrator fees	240,000	177,000	466,000	356,000
Professional fees	186,258	161,925	382,517	272,517
Other	99,000	110,600	253,000	180,400

Total expenses	5,619,329	3,308,639	10,494,268	7,317,841

NET INVESTMENT LOSS	(5,516,424)	(3,048,665)	(10,325,020)	(6,637,754)

NET LOSS	$(5,339,241)	$(8,582,896)	$(7,335,256)	$(16,841,228)

NET LOSS PER UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	248,806,927	144,293,100	234,054,656	139,305,809
Series F	101,826	112,325	103,454	114,682
Series G	28,907,866	32,517,854	29,551,316	33,627,467
Series I	2,263,044	551,075	1,770,609	520,682

Net loss per weighted average General Partner and Limited Partner Unit
Series A	$(0.0174)	$(0.0418)	$(0.0250)	$(0.0836)
Series F	$(4.31)	$(10.00)	$(6.3778)	$(19.83)
Series G	$(0.0187)	$(0.0434)	$(0.0274)	$(0.0859)
Series I	$(0.0114)	$(0.0378)	$(0.0072)	$(0.0674)

See notes to consolidated financial statements.

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net loss per weighted average Unit.  The weighted average number of Units outstanding for the three-month and six-month periods ended June 30, 2010 and 2009 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, January 1, 2009	164,471,111	$3,098,146	$224,987,780	$228,085,926

Additions	30,458,634	—	34,626,843	34,626,843

Net loss	—	(217,076)	(16,624,152)	(16,841,228)

Redemptions	(15,360,919)	—	(19,516,915)	(19,516,915)

PARTNERS’ CAPITAL, June 30, 2009	179,568,826	$2,881,070	$223,473,556	$226,354,626

PARTNERS’ CAPITAL, January 1, 2010	229,150,870	$2,846,697	$272,916,221	275,762,918

Additions	78,709,661	300,000	83,396,057	83,696,057

Net loss	—	(67,740)	(7,267,516)	(7,335,256)

Redemptions	(20,360,076)	—	(22,918,616)	(22,918,616)

PARTNERS’ CAPITAL, June 30, 2010	287,500,455	$3,078,957	$326,126,146	$329,205,103

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A	Series F	Series G	Series I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0775	$259.29	$1.1230	$1.2255

Realized trading loss	(0.0032)	(0.76)	(0.0033)	(0.0036)
Change in unrealized trading profits	0.0167	4.00	0.0173	0.0191
Interest	0.0005	0.14	0.0006	0.0007
Expenses	(0.0401)	(9.66)	(0.0418)	(0.0293)

Net asset value, end of period	$1.0514	$253.01	$1.0958	$1.2124

Total Return:

Total return (before Profit Shares)	-2.12%	-2.12%	-2.12%	-0.58%
Profit Shares	-0.31%	-0.31%	-0.31%	-0.50%
Total return	-2.42%	-2.42%	-2.42%	-1.07%

Ratios to Average Net Assets:(1) (2)

Expenses (before Profit Shares)	6.96%	6.96%	6.96%	3.85%
Profit Shares	0.32%	0.30%	0.30%	0.56%
Expenses	7.28%	7.26%	7.26%	4.41%

Net investment loss	-7.17%	-7.16%	-7.16%	-4.29%

(1) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Consolidated Statement of Operations.

(2) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective April 1, 2010, the General Partner has formed a number of wholly owned subsidiaries to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of the Partnership and its wholly owned subsidiaries.

The interim financial information at June 30, 2010 and for the periods ended June 30, 2010 and 2009 is unaudited.  However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of BlackRock Global Horizons I L.P. (the “Partnership”) for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, (the “SEC”) for the year ended December 31, 2009.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”) is the general partner of the Partnership.

The Partnership’s assets will be held at PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner, and at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the General Partner, Newedge USA, LLC (“NUSA”), UBS AG (“UBS”) and any other clearing brokers or derivatives counterparty that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”).

Valuation

The Partnership’s policy is to fair value its financial instruments at market value. The Partnership’s commodities futures contracts traded on exchanges are valued at their close price. Foreign currency exchange contracts are valued at the mid between the bid and ask prices and are determined as of the close of business of the New York Stock Exchange. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. Exchange-traded options are valued at the mean between the last bid and ask prices at the close of the options market in which the options trade. An exchange-traded option for which there is no mean price is valued at the prior day’s close price, unless it is determined that the prior day’s price no longer reflects the fair value of the option. Over-the-counter (“OTC”) options and swaptions are valued by single broker quotes which use mathematical model which incorporates a number of market data factors, such as the trades and prices of the underlying instruments.

Net Unrealized Profit (Loss) on Open Contracts

The Partnership, in its normal course of business, enters into various derivatives contracts with MLPF&S, NUSA, and UBS each acting as the Partnership’s clearing brokers or derivatives counterparty. Pursuant to the brokerage agreements with MLPF&S and NUSA (which include netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S, and NUSA these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit on open contracts; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss on open contracts.

Pursuant to the UBS brokerage agreement (which includes netting arrangements for the same transactions and which may be elected for multiple transactions), to the extent that such trading results in receivables from and payables to UBS, these receivables and payables are offset and reported as a net receivable or payable. Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit on open contracts; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss on open contracts.

Commodity futures, forwards and options contracts transactions are recorded on the trade date and the receivables and payables represent the difference between the original contract value and the market value.  The change in unrealized profit (loss) on open contracts from one period to the next is reflected in Change in unrealized in the Consolidated Statements of Operations.

Income Taxes

No provision for income taxes has been made in these financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

Distributions

The Limited Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership.  No such distributions have been declared for the six-month periods ended June 30, 2010 and 2009.

2.               PARTNERS’ CAPITAL

At June 30, 2010 and December 31, 2009, the Net Asset Values of the different series of Units were:

June 30, 2010	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$269,794,126	256,607,245	$1.0514
Series F	25,398,121	100,384	$253.01
Series G	31,192,677	28,466,657	$1.0958
Series I	2,820,179	2,326,169	$1.2124
Total partners’ capital	$329,205,103	287,500,455

December 31, 2009	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$213,153,124	197,831,350	$1.0775
Series F	27,465,985	105,927	$259.29
Series G	34,044,148	30,316,276	$1.1230
Series I	1,099,661	897,317	$1.2255
Total partners’ capital	$275,762,918	229,150,870

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

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of June 30, 2010 and December 31, 2009.

		Fair Value at Reporting Date Using
Description	6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$273,188,717	$273,188,717	$—
Futures (1)	2,316,424	2,316,424	—
Forwards (1)	2,585,688	—	2,585,688
Options (1)	9,708	—	9,708
	$278,100,537	$275,505,141	$2,595,396

Description	12/31/2009
Cash Equivalents	$218,690,094	$218,690,094	$—
Futures (1)	1,800,573	1,800,573	—
Forwards (1)	(1,785,140)	—	(1,785,140)
Options (1)	(35,292)	—	(35,292)
	$218,670,235	$220,490,667	$(1,820,432)

(1)   See the consolidated condensed schedule of investments in Note 4 for the values in each commodity industry sector within this table.

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

The Partnership engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, livestock and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at June 30, 2010, organized by market sector:

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

As both a buyer and seller (writer) of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460 Guarantees No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”

The Partnership may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Consolidated Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Consolidated Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Consolidated Statements of Operations.

The Partnership is exposed to both market risk, the risks arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative contracts as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts are traded.  Investments in foreign markets may also entail legal and political risks.

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

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of Net Asset Value.  The market value of cash and securities held to satisfy such requirements at June 30, 2010 and December 31, 2009 was $19,156,622 and $21,761,607 respectively, which equals 5.82% and 7.89% of Net Asset Value, respectively.

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

The Partnership qualifies as an investment company under the provisions of the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies and therefore, all investments including derivatives are stated at fair value in the Consolidated Statements of Financial Condition, and changes in fair value are included in realized and unrealized trading profits and losses in the Consolidated Statements of Operations.

Condensed Consolidated Schedule of Investments

The Partnership trades futures and forward contracts.  The level of trading is affected by conditions in those markets.  During the quarter and six-months ended June 30, 2010, 122,045 and 229,713 contracts were closed, respectively.  The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit on open contracts in the Consolidated Statements of Financial Condition as of June 30, 2010 are as follows:

	Long Positions			Long Positions			Short Positions			Short Positions		Net unrealized
Commodity	Number	Gross Unrealized		Unrealized	Percent of	Commodity	Number	Gross Unrealized		Unrealized	Percent of	profit (loss) on	Percent of
Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	open contracts	Net Assets	Maturity Dates

Futures						Futures
Agriculture	647	$271,450	$(155,534)	$115,916	0.04%	Agriculture	(1,393)	$346,529	$(596,293)	$(249,764)	-0.08%	$(133,848)	-0.04%	July 2010 - March 2011
Currencies	429	334,962	(112,047)	222,915	0.07%	Currencies	(397)	72,314	(653,729)	(581,415)	-0.18%	(358,500)	-0.11%	September 2010
Energy	322	69,440	(281,457)	(212,017)	-0.07%	Energy	(582)	361,802	(299,468)	62,334	0.02%	(149,683)	-0.05%	July 2010 - December 2010
Interest rates	3,903	3,392,294	(27,459)	3,364,835	1.02%	Interest rates	(416)	29,737	(92,504)	(62,767)	-0.02%	3,302,068	1.00%	July 2010 - September 2012
Metals	822	497,178	(4,067,295)	(3,570,117)	-1.08%	Metals	(819)	3,517,428	(226,227)	3,291,201	1.00%	(278,916)	-0.08%	July 2010 - April 2011
Stock indices	572	9,588	(850,889)	(841,301)	-0.26%	Stock indices	(727)	778,121	(1,517)	776,604	0.24%	(64,697)	-0.02%	July 2010 - September 2010
Subtotal	6,695	4,574,912	(5,494,681)	(919,769)	-0.28%	Subtotal	(4,334)	5,105,931	(1,869,738)	3,236,193	0.98%	2,316,424	0.70%

Forwards						Forwards
Currencies	86	1,088,716	(2,721,079)	(1,632,363)	-0.49%	Currencies	(94)	5,090,064	(872,013)	4,218,051	1.28%	2,585,688	0.79%	July 2010 - September 2010
Subtotal	86	1,088,716	(2,721,079)	(1,632,363)	-0.49%	Subtotal	(94)	5,090,064	(872,013)	4,218,051	1.28%	2,585,688	0.79%

Options						Options
Currencies	13	9,708	—	9,708	0.00%	Currencies	—	—	—	—	0.00%	9,708	0.00%	July 2010
Subtotal	13	9,708	—	9,708	0.00%	Subtotal	—	—	—	—	0.00%	9,708	0.00%

Total	6,794	$5,673,336	$(8,215,760)	$(2,542,424)	-0.77%	Total	(4,428)	$10,195,995	$(2,741,751)	$7,454,244	2.26%	$4,911,820	1.49%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of June 30, 2010.

The Partnership trades futures and forward contracts. The level of trading is affected by conditions in those markets. During the year ended December 31, 2009, 391,944(1) contracts were closed. The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of December 31, 2009 are as follows:

	Long Positions			Long Positions			Short Positions			Short Positions		Net unrealized
Commodity	Number	Gross Unrealized		Unrealized	Percent of	Commodity	Number	Gross Unrealized		Unrealized	Percent of	profit (loss) on	Percent of
Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	Industry Sector	of Contracts	Gains	Losses	Profit (Loss)	Net Assets	open contracts	Net Assets	Maturity Dates

Futures						Futures
Agriculture	1,023	$982,535	$(158,124)	$824,411	0.30%	Agriculture	(568)	$159,142	$(223,420)	$(64,278)	-0.02%	$760,133	0.28%	January 10 - May 10
Currencies	569	240,052	(449,588)	(209,536)	-0.08%	Currencies	(463)	313,343	(90,432)	222,911	0.08%	13,375	0.00%	January 10 - December 10
Energy	225	480,824	(109,534)	371,290	0.13%	Energy	(158)	33,782	(474,913)	(441,131)	-0.16%	(69,841)	-0.03%	January 10 - July 10
Interest rates	2,265	250,907	(1,254,976)	(1,004,069)	-0.36%	Interest rates	(1,094)	595,914	(77,877)	518,037	0.19%	(486,032)	-0.17%	March 10 - December 10
Metals (1)	1,262	5,843,920	(387,661)	5,456,259	1.98%	Metals (1)	(903)	159,323	(4,729,827)	(4,570,504)	-1.66%	885,755	0.32%	January 10 - December 10
Stock indices	1,636	1,005,269	(215,061)	790,208	0.29%	Stock indices	(114)	28,861	(121,886)	(93,025)	-0.03%	697,183	0.26%	January 10 - March 10
Subtotal (1)	6,980	8,803,507	(2,574,944)	6,228,563	2.26%	Subtotal (1)	(3,300)	1,290,365	(5,718,355)	(4,427,990)	-1.60%	1,800,573	0.66%

Forwards						Forwards
Currencies	442	759,515	(1,991,882)	(1,232,367)	-0.45%	Currencies	(481)	1,527,996	(2,080,769)	(552,773)	-0.20%	(1,785,140)	-0.65%	January 10 - July 10
Subtotal	442	759,515	(1,991,882)	(1,232,367)	-0.45%	Subtotal	(481)	1,527,996	(2,080,769)	(552,773)	-0.20%	(1,785,140)	-0.65%

Options						Options
Agriculture	—	—	—	—	0.00%	Agriculture	(44)	—	(18,925)	(18,925)	-0.01%	(18,925)	-0.01%	January 10 - May 10
Currencies	1	—	(7,377)	(7,377)	0.00%	Currencies	—	—	—	—	0.00%	(7,377)	0.00%	January 10 - July 10
Energy	31	—	(8,990)	(8,990)	0.00%	Energy	—	—	—	—	0.00%	(8,990)	0.00%	January 10 - December 10
Subtotal	32	—	(16,367)	(16,367)	0.00%	Subtotal	(44)	—	(18,925)	(18,925)	-0.01%	(35,292)	-0.01%

Total (1)	7,454	$9,563,022	$(4,583,193)	$4,979,829	1.81%	Total (1)	(3,825)	$2,818,361	$(7,818,049)	$(4,999,688)	-1.81%	$(19,859)	0.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2009.

(1)   The numbers of long and short contracts and contracts closed have been revised from amounts previously reported to correct for an error in the aggregation of certain metals contracts. The correction of the error had no impact on any other amounts previously reported in the consolidated financial statements or consolidated financial data highlights.

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statement of Operations for the three month period ended June 30, 2010 and 2009 are as follows:

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,118,906)	$(978,682)	$(3,097,588)
Currencies	312,304	(829,447)	(517,143)
Energy	(1,143,538)	(1,022,293)	(2,165,831)
Interest rates	8,610,735	2,869,208	11,479,943
Metals	(83,951)	(250,959)	(334,910)
Stock indices	(5,056,498)	(1,059,487)	(6,115,985)
Subtotal	520,146	(1,271,660)	(751,514)

Forwards
Currencies	649,940	1,004,846	1,654,786
Subtotal	649,940	1,004,846	1,654,786

Options
Agriculture	49,489	(49,489)	—
Currencies	(96,539)	4,754	(91,785)
Energy	(1,000)	1,000	—
Metals	44,258	4,393	48,651
Subtotal	(3,792)	(39,342)	(43,134)

Total	$1,166,294	$(306,156)	$860,138

2009

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(889,919)	$970,781	$80,862
Currencies	166,462	689,130	855,592
Energy	(1,948,701)	(283,547)	(2,232,248)
Interest rates	(1,232,023)	(1,297,986)	(2,530,009)
Metals	(626,278)	(89,205)	(715,483)
Stock indices	(843,636)	328,198	(515,438)
Subtotal	(5,374,095)	317,371	(5,056,724)

Forwards
Currencies	(1,113,059)	1,054,188	(58,871)
Subtotal	(1,113,059)	1,054,188	(58,871)

Total	$(6,487,154)	$1,371,559	$(5,115,595)

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statement of Operations for the six month period ended June 30, 2010 and 2009 are as follows:

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(3,339,828)	$(893,981)	$(4,233,809)
Currencies	311,780	(371,875)	(60,095)
Energy	(3,374,857)	(79,842)	(3,454,699)
Interest rates	9,394,750	3,788,100	13,182,850
Metals	792,392	(1,164,671)	(372,279)
Stock indices	(3,722,100)	(761,880)	(4,483,980)
Subtotal	62,137	515,851	577,988

Forwards
Currencies	(683,380)	4,370,828	3,687,448
Subtotal	(683,380)	4,370,828	3,687,448

Options
Agriculture	(18,925)	18,925	—
Currencies	(131,018)	17,085	(113,933)
Energy	(8,990)	8,990	—
Metals	49,843	—	49,843
Subtotal	(109,090)	45,000	(64,090)

Total	$(730,333)	$4,931,679	$4,201,346

2009

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,011,418)	$926,056	$(1,085,362)
Currencies	(768,925)	592,125	(176,800)
Energy	(2,733,499)	20,066	(2,713,433)
Interest rates	(2,597,191)	(2,832,016)	(5,429,207)
Metals	(672,384)	(933,461)	(1,605,845)
Stock indices	2,807,999	67,579	2,875,578
Subtotal	(5,975,418)	(2,159,651)	(8,135,069)

Forwards
Currencies	(1,032,195)	(262,124)	(1,294,319)
Subtotal	(1,032,195)	(262,124)	(1,294,319)

Total	$(7,007,613)	$(2,421,775)	$(9,429,388)

5.   RELATED PARTY TRANSACTIONS

Some of the Partnership’s U.S. dollar assets are maintained at MLPF&S.  MLPF&S is a wholly owned subsidiary of Merrill Lynch, which in turn maintains a significant ownership interest in BlackRock, Inc., the parent company of the General Partner. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by MLPF&S in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets. Additionally some of the Partnership’s U.S. dollar assets are maintained at PFPC Trust Company (“PFPC Trust”), an affiliate of the General Partner.  PNC Global Investment Servicing (U.S.), Inc. (“PNCGIS”), an affiliate of the General Partner, serves as the Partnership’s transfer agent. The transfer agency fees paid to PNCGIS are included in Administrator fees on the Consolidated Statements of Operations. Effective July 1, 2010, PNCGIS was sold to The Bank of New York Mellon Corporation (“BNY Mellon”) and is no longer considered an affiliate of the General Partner. At the close of the sale, PNCGIS changed its name to BNY Mellon Investment Servicing (US), Inc.

As of June 30, 2010 and December 31, 2009, $10,522,248 and $10,617,906, respectively, was held in trading accounts at MLPF&S.  For the three-month periods ended June 30, 2010 and 2009, the Partnership incurred $96,545 and $90,650, respectively, for brokerage commissions payable to MLPF&S. For the six-month periods ended June 30, 2010 and 2009, the Partnership incurred $173,887 and $137,343, respectively, for brokerage commissions payable to MLPF&S.

PFPC Trust provides custody services for the Partnership. As of June 30, 2010 and December 31, 2009, $273,188,717 and $218,690,094, respectively, was held in custody at PFPC Trust and invested in an affiliated BlackRock money market fund.

For the three-month periods ended June 30, 2010 and 2009, the Partnership incurred $178,000 and $132,600, respectively, for administrative, custodian, transfer agency and other services fees payable to PNCGIS and its affiliates. For the six-month periods ended June 30, 2010 and 2009, the Partnership incurred $342,000 and $263,400, respectively, for administrative, custodian, transfer agency and other services fees payable to PNCGIS and its affiliates.

Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions.  Such amounts are netted against interest income due to the insignificance of such amounts.

6.   RECENT ACCOUNTING PRONOUNCEMENT

In January 2010, the Financial Accounting Standards Board issued amended guidance to improve disclosures about fair value measurements which will require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the applicable additional disclosure requirements did not materially impact the Partnership’s consolidated financial statements.

7.   SUBSEQUENT EVENTS

Management has evaluated the impact of all subsequent events on the Partnership through the date the consolidated financial statements were issued, and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, other than as described below.

Effective July 1, 2010, PNCGIS and PFPC Trust were acquired by subsidiaries of BNY Mellon and will no longer be considered related parties of the Partnership as of and after that date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of June 1, 2010, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Capital Management	Systematic	Long-term trend-following	8.75%	Not Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend-following	9.90%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.40%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	8.90%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	8.90%	Registered	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term trend-following and mean reversion	9.85%	Registered	Not Registered

Nuwave Investment Management LLC	Systematic	Medium-term pattern recognition	7.00%	Registered	Registered

Ortus Capital Management Ltd	Systematic	Medium-term econometric	9.90%	Not Registered	Not Registered

Quantitative Investment Management - Global Program	Systematic	Short-term pattern recognition	7.90%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	14.50%	Registered	Not Registered

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

The advisory agreements between the Partnership, the General Partner and each Trading Advisor govern the relationships with the Trading Advisors. The principal terms of the form of advisory agreement include the management fees (the “Management Fees”), profit shares (the “Profit Shares”), indemnification provisions and the term of the advisory agreement. Set forth below are descriptions of each of these terms. Other than the differences in fees, as described in the ranges provided below, the only other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level. The minimum account maintenance level for each Trading Advisor is described below.

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

Minimum Investment Maintenance Levels. The minimum maintenance levels with each Trading Advisor are as follows: Abraham Capital Management: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP:

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

The relationship with PIA Capital Management L.P. was terminated on May 28, 2010.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01

Set forth below is a list of the year-to-date net trading profit (loss) from each of the different Trading Advisors as measured at June 30, 2010.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$(1,554,938)	$(138,798)	$(163,041)	$(1,856,777)
Boronia Capital PTY Ltd	1,044,965	(71,544)	(191,510)	781,911
Blackwater Capital Management LLC	(486,967)	25,141	(33,233)	(495,059)
Cantab Capital Partners LLP	(3,176,143)	1,173,506	(78,186)	(2,080,823)
Crabel Capital Management LLC	1,727,734	813,445	(159,018)	2,382,161
Mapleridge Capital Corporation	(620,847)	(412,359)	(484,778)	(1,517,984)
Nuwave Investment Corp	1,037,260	302,308	(10,846)	1,328,722
Ortus Capital Management Ltd	64,064	3,555,971	—	3,620,035
PIA Capital Management LP	(57,487)	(139,936)	(18,737)	(216,160)
Quantitative Investment Management - Global Program	(1,398,473)	(610,630)	(44,205)	(2,053,308)
Winton Capital Management Limited	2,690,499	434,575	(28,028)	3,097,046
Total	$(730,333)	$4,931,679	$(1,211,582)	$2,989,764

The weighted average Management Fee rate of the Trading Advisors based on allocations as of June 30, 2010 was 1.39% and the weighted average incentive fee rate was 21%. The range of Management Fees as of June 30, 2010 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2010 to June 30, 2010

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

April 1, 2010 to June 30, 2010

The Partnership posted a net loss for the quarter on broadly mixed performance across underlying managers. The period reflected increasing uncertainty over the health of the global recovery, affected in part by weak economic data from the developed world and the unknown impact of various financial and fiscal reforms. Overall, select long sovereign fixed income exposures led the quarter’s contributors as investors favored safe havens, and metals and foreign exchange activity experienced flat returns. Meanwhile, energy, agricultures and equities all detracted during the quarter.

Increasingly risk-averse investor attitudes during the second quarter contributed to significant gains for underlying managers in the fixed income sector, as investors continued to seek low-risk assets. Underlying long exposures to German bunds, US Treasurys and Japanese government bonds were generally profitable throughout the period as bond yields in many developed countries declined, particularly on poor economic news in China and the US. Specifically, US 10-year yields reached a 13-month low during the period. However, bond prices in peripheral Europe fell as disappointing macroeconomic data reignited worries about sovereign debt in the region, despite the European Union’s and IMF’s announced €75 billion bail-out of Greece.

The metals sector was largely flat during the quarter as trades hedging a flight-to-quality mitigated losses from weaker industrial metal pricing. Gold was a notable winner for the sector as investors increasingly favored it as a safe haven, with prices rising throughout the quarter. Copper shorts also contributed as the metal sold off, falling as much as 12% in June before partially recovering in the last two weeks of the quarter. Meanwhile, nickel prices peaked in late April, declining in May on factors including rising global inventories and increased production of low-cost alternatives in China.

Foreign exchange activity was mixed during the quarter. Gains from select major currencies trades offset losses in emerging market and minor currency trading. In particular, concerns in Europe continued to drive the decreasing value of the euro to a four-year low against the US dollar, ultimately aiding managers short the euro versus the rallying US dollar. Meanwhile, the Swiss franc experienced a volatile quarter, as the Swiss National Bank sought to prevent significant currency appreciation against the euro, causing a decline in the currency in May, but later improving in June after further intervention was abandoned on improving economic data. The Australian and Canadian dollars also struggled in May as commodity-related currencies generally sold-off, only to reverse in June. In addition, the British pound and Japanese yen experienced mixed results during the quarter.

Despite gains in April, energy trading experienced significant losses in May, ultimately driving negative quarterly performance for the sector. Oil prices and investor sentiment were on the rise in April, but a sharp reversal occurred in May upon concerns of curbed demand and growing stockpiles in the eurozone and China, the world’s second largest consumer of oil. Crude oil rallied in June as the US dollar weakened, and natural gas prices gained ground on positive inventory data, however managers added to energy shorts following May’s declines, hurting overall performance.

The agriculture sector continued to experience a challenging environment, garnering losses in cotton, soybeans, corn, coffee and lumber trading. Corn and wheat exposures proved difficult for short-biased managers when prices rose early in the quarter on speculation of adverse weather during the growing season. After reports of expanded planting and inventory relaxed prices somewhat, the grains finished the quarter on an uptick, again generating losses. In the meantime, cotton performance was negatively affected by a strengthening US dollar and weakening equity prices, while coffee improved when NYMEX futures notably increased due to global supply uncertainties, creating short-side losses.

Equities suffered throughout the quarter, experiencing wide and volatile trading ranges. In general, continued concerns over the European sovereign debt crisis and Chinese policy tightening overshadowed positive developments in corporate profitability and rising economic growth forecasts. Furthermore, the May 6th “flash crash” sell-off, and the May 10th recovery spike resulting from the announcement of the European Union’s and IMF’s planned €75 billion bail-out of Greece contributed to a more than 20-point surge in the VIX during the month. While the S&P 500 was able to maintain positive performance in April, both domestic and international indices, including the CAC 40, DAX, FTSE, S&P 500, NASDAQ and Nikkei 225 indices, contributed to the sector’s overall losses during the quarter.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and PFPC Trust earns interest on all such assets which are not used for trading.  The low level of interest rates in 2010 in the United States negatively impacted interest income revenues when compared to 2009.   The Partnership estimates that approximately 95% of its assets are earning interest.   For the six and three months ended June 30, 2010 the Partnership earned $169,248 and $102,905, respectively, in interest income, or approximately 0.05% and 0.03%, respectively, of the Partnership’s average month-end net assets.  For the six and three months ended June 30, 2009, the Partnership earned $680,087 and $259,974, respectively, in interest income, or approximately 0.29% and 0.11%, respectively, of the Partnership’s average month-end net assets.  The average interest rates for the three and six month periods ended June 30, 2010 were 0.15% and 0.13%, respectively.  The average interest rates for the three and six month periods ended June 30, 2009 were 0.54% and 0.99%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of June 30, 2010 when compared to the same period ending June, 30 2009 due to the overall increase in the Partnership’s net assets.  For the six and three month periods ended June 30, 2010, Distribution, Trading Advisors’ management fees and Sponsor fees increased approximately 35% and 43%, respectively when compared to the six and three month periods ended June 30, 2009.  This is due mostly to a 41% and 33% increase in average net assets in the six and three month periods ended June 30, 2010 when compared to six and three months ended June 30, 2009, partially offset by the variation of the level of traded assets during the respective periods.  Profit Shares increased for the period ending June 30, 2010, when compared to the period ending June 30, 2009 primarily due to a few profitable Trading Advisors.

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

With respect to assets allocated to accounts managed by the Trading Advisors rather than Portfolio Funds, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors generally need only wait ten business days to receive the full redemption proceeds of their Units, although there can be no assurance as to the timing of such payments.

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

Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Trading Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest. Other than in respect of the functioning of the markets in which it trades, we believe liquidity should be of little relevance.

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

There were no material commitments for capital expenditures as of June 30, 2010, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended June 30, 2010. During this period, the Partnership’s average capitalization was $324,036,976.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$295,202	0.09%	$315,729	$265,852
Currencies	5,847,270	1.80%	7,942,593	4,453,878
Energy	530,647	0.16%	751,168	318,196
Interest Rates	11,798,530	3.64%	13,792,217	8,482,334
Metals	395,882	0.12%	761,760	113,891
Stock Indices	420,091	0.13%	1,030,291	17,393

TOTAL	$19,287,622	5.94%	$24,593,758	$13,651,544

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Apr-10	$17,048,836	15,945,413	$1.0692
May-10	11,640,883	10,961,283	1.0620
Jun-10	13,590,921	12,994,475	1.0459

SERIES I

	Subscription
	Amount	Units	NAV
Apr-10	$536,792	438,484	$1.2242
May-10	69,998	57,432	1.2188
Jun-10	99,000	82,260	1.2035

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2010:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2010	424	$255.55	$108,353
May 31, 2010	1,323	251.68	332,973
June 30, 2010	419	253.01	106,011

Total	2,166		$547,337

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2010	1,135,253	$1.0620	$1,205,639
May 31, 2010	5,632,639	1.0459	5,891,177
June 30, 2010	382,916	1.0514	402,598

Total	7,150,808		$7,499,414

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2010	147,530	$1.1068	$163,286
May 31, 2010	461,783	1.0900	503,344
June 30, 2010	84,177	1.0958	92,241

Total	693,490		$758,871

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2010	—	$1.2188	$—
May 31, 2010	16,288	1.2035	19,603
June 30, 2010	—	1.2124	—

Total	16,288		$19,603

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:
31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 13, 2010	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 13, 2010	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)