Form 10-Q
period 2010-09-30
BlackRock Global Horizons I L.P.
filed 2010-11-12
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR September 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$292,646,541	$218,690,094
Equity in commodity futures trading accounts:
Cash (restricted cash $33,834,147 and $21,761,607)	63,880,879	64,904,058
Net unrealized profit on open contracts	10,431,059	886,156
Accrued interest and other assets	57,924	25,948

TOTAL ASSETS	$367,016,403	$284,506,256

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$6,151,502	$5,342,237
Profit Shares payable	1,599,288	498,174
Distribution fees payable	863,010	703,082
Trading Advisors’ management fees payable	411,623	343,841
Sponsor fees payable	363,570	295,234
Administrator fees payable	299,484	166,599
Professional fees payable	519,807	425,908
Subscriptions received in advance	175,000	—
Net unrealized loss on open contracts	—	906,015
Other fees payable	91,329	62,248

Total liabilities	10,474,613	8,743,338

PARTNERS’ CAPITAL:
General Partner (2,773,434 and 2,203,255 Units)	3,471,836	2,846,697
Limited Partners (302,088,420 and 226,947,615 Units)	353,069,954	272,916,221

Total partners’ capital	356,541,790	275,762,918

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$367,016,403	$284,506,256

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
TRADING PROFITS (LOSSES):

Realized	$11,132,293	$4,601,156	$10,401,960	$(2,406,457)
Change in unrealized	5,519,239	4,017,343	10,450,918	1,595,568
Brokerage commissions and clearing costs	(768,142)	(407,146)	(1,979,724)	(1,181,232)

Total trading profits (losses)	15,883,390	8,211,353	18,873,154	(1,992,121)

INVESTMENT INCOME:
Interest	174,832	142,919	344,080	823,006

EXPENSES:
Distribution fees	2,498,024	1,586,965	6,911,641	4,886,999
Trading Advisors’ management fees	1,181,133	706,327	3,326,587	2,266,969
Profit Shares	1,141,654	1,152,159	2,121,877	1,419,179
Sponsor fees	1,050,267	664,389	2,903,724	2,045,617
Administrator fees	270,000	167,000	736,000	523,000
Professional fees	166,259	227,926	548,776	500,443
Other	42,501	103,001	295,501	283,401
Total expenses	6,349,838	4,607,767	16,844,106	11,925,608

NET INVESTMENT LOSS	(6,175,006)	(4,464,848)	(16,500,026)	(11,102,602)

NET INCOME (LOSS)	$9,708,384	$3,746,505	$2,373,128	$(13,094,723)

NET INCOME (LOSS) PER UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	273,646,831	162,511,063	247,252,047	147,040,894
Series F	100,000	109,811	102,303	113,058
Series G	28,313,021	31,436,315	29,138,551	32,897,083
Series I	2,412,345	645,990	1,984,521	562,451

Net income (loss) per weighted average General Partner and Limited Partner Unit
Series A	$0.0295	$0.0169	$0.0090	$(0.0605)
Series F	$6.89	$3.97	$0.2846	$(16.27)
Series G	$0.0298	$0.0172	$0.0012	$(0.0714)
Series I	$0.0411	$0.0309	$0.0435	$(0.0270)

See notes to consolidated financial statements.

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month and nine-month periods ended September 30, 2010 and 2009 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	164,471,111	$3,098,146	$224,987,780	$228,085,926

Additions	54,978,150	—	61,423,598	61,423,598

Net loss	—	(172,334)	(12,922,389)	(13,094,723)

Redemptions	(22,858,736)	—	(28,275,024)	(28,275,024)

PARTNERS’ CAPITAL, September 30, 2009	196,590,525	$2,925,812	$245,213,965	$248,139,777

PARTNERS’ CAPITAL, December 31, 2009	229,150,870	$2,846,697	$272,916,221	275,762,918

Additions	108,860,974	599,999	114,805,195	115,405,194

Net income	—	25,140	2,347,988	2,373,128

Redemptions	(33,149,990)	—	(36,999,450)	(36,999,450)

PARTNERS’ CAPITAL, September 30, 2010	304,861,854	$3,471,836	$353,069,954	$356,541,790

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$1.0775	$259.29	$1.1230	$1.2255

Realized trading profits	0.0300	7.12	0.0308	0.0344
Change in unrealized trading profits	0.0333	8.11	0.0351	0.0388
Interest	0.0011	0.27	0.0011	0.0013
Expenses	(0.0618)	(14.87)	(0.0643)	(0.0472)

Net asset value, end of period	$1.0801	$259.92	$1.1257	$1.2528

Total Return:

Total return (before Profit Shares)	0.88%	0.88%	0.88%	3.27%
Profit Shares	-0.64%	-0.64%	-0.64%	-1.03%
Total return	0.24%	0.24%	0.24%	2.23%

Ratios to Average Net Assets:(1) (2)

Expenses (before Profit Shares)	6.94%	6.94%	6.94%	3.81%
Profit Shares	0.66%	0.63%	0.62%	1.15%
Expenses	7.60%	7.57%	7.56%	4.96%

Net investment loss	-7.46%	-7.43%	-7.43%	-4.81%

(1) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Consolidated Statements of Operations.

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

The interim financial information at September 30, 2010 and for the periods ended September 30, 2010 and 2009 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of BlackRock Global Horizons I L.P. (the “Partnership”) for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, for the year ended December 31, 2009.

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

BlackRock Investment Management, LLC (the “General Partner” or “BRIM”), a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”), is the general partner of the Partnership.

The Partnership’s assets are held at PFPC Trust Company (“PFPC Trust”) and at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), an affiliate of the General Partner, Newedge USA, LLC (“NUSA”), UBS AG (“UBS”) and any other clearing brokers or derivatives counterparties that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated accounts managed by Trading Advisors on behalf of the Partnership or to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”). As of September 30, 2010, there were no assets held in any Portfolio Funds.

Effective April 1, 2010, the General Partner has formed a number of wholly owned subsidiaries to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. Transactions between subsidiaries, to the extent they occur, are eliminated upon consolidation.

During November 2010, the Partnership began holding some of its assets at clearing broker J.P. Morgan Futures Inc. (“JPMFI”).

Valuation

The Partnership’s policy is to fair value its financial instruments at market value. The Partnership’s commodities futures contracts traded on exchanges are valued at their close price. Foreign currency exchange contracts are valued at the midpoint between the bid and ask prices and are determined as of the close of business of the New York Stock Exchange. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. Exchange-traded written options are valued at the mean between the last bid and ask prices at the close of the options market in which the options trade. An exchange-traded option for which there is no mean price is valued at the prior day’s close price, unless it is determined that the prior day’s price no longer reflects the fair value of the option. Over-the-counter (“OTC”) options and swaptions are valued by single broker quotes which use mathematical model which incorporates a number of market data factors, such as the trades and prices of the underlying instruments.

Net Unrealized Profit (Loss) on Open Contracts

The Partnership either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, NUSA, and UBS each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S and NUSA (which include netting arrangements with each broker), to the extent that such trading results in receivables from and payables to MLPF&S, and NUSA, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit on open contracts; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss on open contracts.

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

Commodity futures, forwards and options contracts transactions are recorded on the trade date. The receivables and payables for forwards and options contracts represent the difference between the original contract value and the market value. The receivables and payables for futures contracts represent the variation margin, which is the daily fluctuation in market value of the futures contracts. The change in unrealized profit (loss) on open contracts from one period to the next is reflected in Change in unrealized in the Consolidated Statements of Operations.

Income Taxes

No provision for income taxes has been made in these financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

Distributions

The Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership.  No such distributions have been declared for the nine-month periods ended September 30, 2010 and 2009.

2.               PARTNERS’ CAPITAL

At September 30, 2010 and December 31, 2009, the Net Asset Values of the different series of Units were:

September 30, 2010	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$296,304,978	274,329,059	$1.0801
Series F	25,662,635	98,731	$259.92
Series G	31,475,601	27,960,647	$1.1257
Series I	3,098,576	2,473,417	$1.2528
Total partners’ capital	$356,541,790	304,861,854

December 31, 2009	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$213,153,124	197,831,350	$1.0775
Series F	27,465,985	105,927	$259.29
Series G	34,044,148	30,316,276	$1.1230
Series I	1,099,661	897,317	$1.2255
Total partners’ capital	$275,762,918	229,150,870

3.               FAIR VALUE DISCLOSURES

The Partnership records derivatives contracts held in commodities futures trading accounts and cash equivalents at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner’s assumptions about what information market participants would use to price an asset or liability developed based on the best information available under the circumstances.

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

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of September 30, 2010 and December 31, 2009.

		Fair Value at Reporting Date Using
Description	9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$292,646,541	$292,646,541	$—
Futures (1)	7,412,477	7,412,477	—
Forwards (1)	3,018,582	—	3,018,582
	$303,077,600	$300,059,018	$3,018,582

Description	12/31/2009
Cash Equivalents	$218,690,094	$218,690,094	$—
Futures (1)	1,800,573	1,800,573	—
Forwards (1)	(1,785,140)	—	(1,785,140)
Options (1)	(35,292)	—	(35,292)
	$218,670,235	$220,490,667	$(1,820,432)

(1) See the condensed consolidated schedule of investments in Note 4 for the values in each commodity industry sector within this table.

4.   DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership trades in the international futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner to subsidiaries managed by the Trading Advisors applying proprietary strategies in numerous markets.

The Partnership, through its Trading Advisors, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at September 30, 2010, organized by market sector:

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

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven countries (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”).  However, the Partnership also may hold positions in futures contracts on the government debt of other nations.

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

As both a buyer and seller (writer) of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460 Guarantees.

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

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such open derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative contracts as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts are traded.  Investments in foreign markets may also entail legal and political risks.

BRIM has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisors, calculating the net asset value of the Partnership as of the close of business on each day and reviewing outstanding positions, or reallocating Partnership assets among Trading Advisors (although typically only as of the end of a month) for over-concentrations.  While BRIM does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BRIM may urge the Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  Except in cases in which it appears that the Trading Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BRIM’s basic risk control procedures consist simply of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisors themselves.

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

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The market value of cash and cash equivalents held to satisfy such requirements at September 30, 2010 and December 31, 2009 was $33,834,147 and $21,761,607 respectively, which equals 9.49% and 7.89% of net asset value of the Partnership, respectively.

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

The Partnership qualifies as an investment company under the provisions of the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies and therefore, all investments including derivatives are stated at fair value in the Consolidated Statements of Financial Condition, and changes in fair value are included in realized and change in unrealized trading profits and losses in the Consolidated Statements of Operations.

Condensed Consolidated Schedule of Investments

The Partnership trades futures and forward contracts.  The level of trading is affected by conditions in those markets.  During the three and nine-months ended September 30, 2010, 163,483 and 393,196 contracts were closed, respectively.  The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit on open contracts in the Consolidated Statements of Financial Condition as of September 30, 2010 are as follows:

	Long Positions			Long Positions		Short Positions			Short Positions		Net Unrealized
Commodity	Number			Unrealized	Percent of	Number			Unrealized	Percent of	Profit (Loss) on	Percent of
Industry Sector	of Contracts	Gross Unrealized		Profit (Loss)	Net Assets	of Contracts	Gross Unrealized		Profit (Loss)	Net Assets	Open Contracts	Net Assets	Maturity Dates

Futures		Gains	Losses				Gains	Losses
Agriculture	1,749	$2,262,463	$(413,831)	$1,848,632	0.51%	(286)	$104,757	$(229,261)	$(124,504)	-0.03%	$1,724,128	0.48%	Oct. 2010 - May 2011
Currencies	1,161	2,482,783	(16,005)	2,466,778	0.70%	(316)	390,677	(449,866)	(59,189)	-0.02%	2,407,589	0.68%	Oct. 2010 - Dec. 2010
Energy	425	1,205,002	(2,600)	1,202,402	0.33%	(673)	300,834	(1,629,604)	(1,328,770)	-0.37%	(126,368)	-0.04%	Oct. 2010 - April 2011
Interest rates	8,153	2,771,632	(578,129)	2,193,503	0.62%	(600)	107,357	(55,655)	51,702	0.01%	2,245,205	0.63%	Oct. 2010 - Dec. 2012
Metals	1,507	7,916,152	(14,153)	7,901,999	2.22%	(1,056)	8,382	(6,915,870)	(6,907,488)	-1.94%	994,511	0.28%	Oct. 2010 - Aug. 2011
Stock indices	2,295	661,606	(627,909)	33,697	0.01%	(296)	151,485	(17,770)	133,715	0.04%	167,412	0.05%	Oct. 2010 - Dec. 2010
Subtotal	15,290	17,299,638	(1,652,627)	15,647,011	4.39%	(3,227)	1,063,492	(9,298,026)	(8,234,534)	-2.31%	7,412,477	2.08%

Forwards
Currencies	100	4,785,534	(1,869,082)	2,916,452	0.82%	(108)	3,190,097	(3,087,967)	102,130	0.03%	3,018,582	0.85%	Oct. 2010 - Dec. 2010
Subtotal	100	4,785,534	(1,869,082)	2,916,452	0.82%	(108)	3,190,097	(3,087,967)	102,130	0.03%	3,018,582	0.85%

Total	15,390	$22,085,172	$(3,521,709)	$18,563,463	5.21%	(3,335)	$4,253,589	$(12,385,993)	$(8,132,404)	-2.28%	$10,431,059	2.93%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of September 30, 2010.

The Partnership trades futures and forward contracts. The level of trading is affected by conditions in those markets. During the year ended December 31, 2009, 391,944 (1) contracts were closed. The fair value of the Partnership’s futures and forward contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of December 31, 2009 are as follows:

	Long Positions			Long Positions		Short Positions			Short Positions		Net Unrealized
Commodity	Number			Unrealized	Percent of	Number			Unrealized	Percent of	profit (loss) on	Percent of
Industry Sector	of Contracts	Gross Unrealized		Profit (Loss)	Net Assets	of Contracts	Gross Unrealized		Profit (Loss)	Net Assets	open contracts	Net Assets	Maturity Dates

Futures		Gains	Losses				Gains	Losses
Agriculture	1,023	$982,535	$(158,124)	$824,411	0.30%	(568)	$159,142	$(223,420)	$(64,278)	-0.02%	$760,133	0.28%	January 10 - May 10
Currencies	569	240,052	(449,588)	(209,536)	-0.08%	(463)	313,343	(90,432)	222,911	0.08%	13,375	0.00%	January 10 - December 10
Energy	225	480,824	(109,534)	371,290	0.13%	(158)	33,782	(474,913)	(441,131)	-0.16%	(69,841)	-0.03%	January 10 - July 10
Interest rates	2,265	250,907	(1,254,976)	(1,004,069)	-0.36%	(1,094)	595,914	(77,877)	518,037	0.19%	(486,032)	-0.17%	March 10 - December 10
Metals (1)	1,262	5,843,920	(387,661)	5,456,259	1.98%	(903)	159,323	(4,729,827)	(4,570,504)	-1.66%	885,755	0.32%	January 10 - December 10
Stock indices	1,636	1,005,269	(215,061)	790,208	0.29%	(114)	28,861	(121,886)	(93,025)	-0.03%	697,183	0.26%	January 10 - March 10
Subtotal (1)	6,980	8,803,507	(2,574,944)	6,228,563	2.26%	(3,300)	1,290,365	(5,718,355)	(4,427,990)	-1.60%	1,800,573	0.66%

Forwards
Currencies	442	759,515	(1,991,882)	(1,232,367)	-0.45%	(481)	1,527,996	(2,080,769)	(552,773)	-0.20%	(1,785,140)	-0.65%	January 10 - July 10
Subtotal	442	759,515	(1,991,882)	(1,232,367)	-0.45%	(481)	1,527,996	(2,080,769)	(552,773)	-0.20%	(1,785,140)	-0.65%

Options
Agriculture	—	—	—	—	0.00%	(44)	—	(18,925)	(18,925)	-0.01%	(18,925)	-0.01%	January 10 - May 10
Currencies	1	—	(7,377)	(7,377)	0.00%	—	—	—	—	0.00%	(7,377)	0.00%	January 10 - July 10
Energy	31	—	(8,990)	(8,990)	0.00%	—	—	—	—	0.00%	(8,990)	0.00%	January 10 - December 10
Subtotal	32	—	(16,367)	(16,367)	0.00%	(44)	—	(18,925)	(18,925)	-0.01%	(35,292)	-0.01%

Total (1)	7,454	$9,563,022	$(4,583,193)	$4,979,829	1.81%	(3,825)	$2,818,361	$(7,818,049)	$(4,999,688)	-1.81%	$(19,859)	0.00%

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

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statement of Operations for the three month period ended September 30, 2010 and 2009 are as follows:

2010

Commodity	Realized Profits	Change in Net Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$660,544	$1,857,976	$2,518,520
Currencies	(915,911)	2,766,089	1,850,178
Energy	(4,580,938)	23,315	(4,557,623)
Interest rates	13,157,316	(1,056,863)	12,100,453
Metals	474,781	1,273,427	1,748,208
Stock indices	(2,234,413)	232,109	(2,002,304)
Subtotal	6,561,379	5,096,053	11,657,432

Forwards
Currencies	4,570,914	432,894	5,003,808
Subtotal	4,570,914	432,894	5,003,808

Options
Currencies	—	(9,708)	(9,708)
Subtotal	—	(9,708)	(9,708)

Total	$11,132,293	$5,519,239	$16,651,532

2009

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$431,830	$(278,027)	$153,803
Currencies	1,167,338	358,059	1,525,397
Energy	(1,567,288)	(250,709)	(1,817,997)
Interest rates	(118,449)	2,055,178	1,936,729
Metals	826,971	1,124,975	1,951,946
Stock indices	4,241,916	261,162	4,503,078
Subtotal	4,982,318	3,270,638	8,252,956

Forwards
Currencies	(381,162)	746,705	365,543
Subtotal	(381,162)	746,705	365,543

Total	$4,601,156	$4,017,343	$8,618,499

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statement of Operations for the nine month period ended September 30, 2010 and 2009 are as follows:

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,679,284)	$963,995	$(1,715,289)
Currencies	(604,131)	2,394,214	1,790,083
Energy	(7,955,795)	(56,527)	(8,012,322)
Interest rates	22,552,066	2,731,237	25,283,303
Metals	1,267,173	108,756	1,375,929
Stock indices	(5,956,513)	(529,771)	(6,486,284)
Subtotal	6,623,516	5,611,904	12,235,420

Forwards
Currencies	3,887,534	4,803,722	8,691,256
Subtotal	3,887,534	4,803,722	8,691,256

Options
Agriculture	(18,925)	18,925	—
Currencies	(131,018)	7,377	(123,641)
Energy	(8,990)	8,990	—
Metals	49,843	—	49,843
Subtotal	(109,090)	35,292	(73,798)

Total	$10,401,960	$10,450,918	$20,852,878

2009

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(1,579,588)	$648,029	$(931,559)
Currencies	443,627	950,184	1,393,811
Energy	(4,300,787)	(230,643)	(4,531,430)
Interest rates	(2,715,640)	(776,838)	(3,492,478)
Metals	154,587	191,514	346,101
Stock indices	7,049,914	328,741	7,378,655
Subtotal	(947,887)	1,110,987	163,100

Forwards
Currencies	(1,458,570)	484,581	(973,989)
Subtotal	(1,458,570)	484,581	(973,989)

Total	$(2,406,457)	$1,595,568	$(810,889)

5.   RELATED PARTY TRANSACTIONS

Some of the Partnership’s U.S. dollar assets are maintained at MLPF&S.  MLPF&S is a wholly owned subsidiary of Merrill Lynch, which in turn maintains a significant ownership interest in BlackRock. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by MLPF&S in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets. Additionally some of the Partnership’s U.S. dollar assets are maintained at PFPC Trust Company (“PFPC Trust”).  BNY Mellon Investment Servicing (U.S.), Inc. (“BNY Mellon”) serves as the Partnership’s transfer agent. Effective July 1, 2010, PNC Global Investment Servicing (U.S.) Inc. (“PNCGIS”), the transfer agent for the Partnership was sold to The Bank of New York Mellon Corporation and consequently is no longer considered an affiliate of the General Partner. At the close of the sale, PNCGIS is now considered to be a part of BNY Mellon Investment Servicing (U.S.), Inc. All agreements between the Partnership and transfer agent have been assigned to BNY Mellon, but otherwise the transfer agent services retained by the Partnership have not changed as a result of the sale.

As of September 30, 2010 and December 31, 2009, $11,189,155 and $10,617,906, respectively, was held in trading accounts at MLPF&S.  For the three-month periods ended September 30, 2010 and 2009, the Partnership incurred $100,949 and $61,068 respectively, for brokerage commissions payable to MLPF&S. For the nine-month periods ended September 30, 2010 and 2009, the Partnership incurred $274,836 and $198,411, respectively, for brokerage commissions payable to MLPF&S.

PFPC Trust provides custody services for the Partnership. As of September 30, 2010 and December 31, 2009, $292,646,541 and $218,690,094, respectively, was held in custody at PFPC Trust and invested in an affiliated BlackRock money market fund.

For the six-month period ended June 30, 2010 the Partnership incurred $342,000 for administrative, custodian, transfer agency and other services fees payable to PNCGIS (prior to its acquisition by BNY Mellon) and its affiliates. For the three-months and nine-months periods ended September 30, 2009, the Partnership incurred $119,000 and $382,400, respectively, for administrative, custodian, transfer agency and other services fees payable to PNCGIS (prior to its acquisition by BNY Mellon) and its affiliates.

Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing on realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions.  Such amounts are netted against interest income due to the insignificance of such amounts.

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

On October 1, 2010, the General Partner made a subscription in the amount of $175,000 to increase its ownership in the Partnership. This is included in the Consolidated Statements of Financial Condition under subscriptions received in advance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of September 1, 2010, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Capital Management	Systematic	Long-term trend-following	8.65%	Not Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend-following	9.90%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.25%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	8.90%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	8.95%	Registered	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term trend-following and mean reversion	9.75%	Registered	Not Registered

Nuwave Investment Management LLC	Systematic	Medium-term pattern recognition	8.50%	Registered	Registered

Ortus Capital Management Ltd	Systematic	Medium-term econometric	9.95%	Not Registered	Not Registered

Quantitative Investment Management - Global Program	Systematic	Short-term pattern recognition	7.90%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	14.50%	Registered	Not Registered

BRIM may, from time to time, direct certain individual Trading Advisors to manage their respective Partnership accounts as if they were managing more equity than the actual capital allocated to them.

One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners’ portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership’s returns have been significantly non-correlated with the United States stock and bond markets. Past performance is not indicative of future results.

The advisory agreements between the Partnership, the General Partner and each Trading Advisor govern the relationships with the Trading Advisors. The principal terms of the form of advisory agreement include the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement. Set forth below are descriptions of each of these terms. Other than the differences in fees, as described in the ranges provided below, the only other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level. The minimum account maintenance level for each Trading Advisor is described below.

Management Fees. Generally, Management Fees approximate between 0% and 2.5% (annualized) of the net asset value of the Partnership’s account managed by a Trading Advisor.

Profit Shares. Profit Shares generally are between 15% and 30% of the net capital appreciation in the Partnership’s account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and are calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading. Each Trading Advisor must earn back any losses previously experienced by the Trading Advisor resulting in the Trading Advisor’s account to be less than the previous cumulative high water mark for such account prior to any new Profit Shares being paid. However, Profit Shares once paid are not subject to being repaid to the Partnership as a result of subsequent realized or unrealized losses.

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

Minimum Maintenance Levels. The minimum maintenance levels with each Trading Advisor are as follows: Abraham Capital Management: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Crabel Capital Management LLC: $1,000,000; Mapleridge Capital Corporation: $1,000,000; NuWave Investment Management, LLC: $1,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management: none; Winton Capital Management Limited: $1,000,000. A failure to maintain the minimum maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01	$250.37	$256.70	$259.92

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at September 30, 2010.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$(829,841)	$1,175,729	$(243,613)	$102,275
Boronia Capital PTY Ltd	1,716,185	595,407	(357,522)	1,954,070
Blackwater Capital Management LLC	(314,651)	1,516,601	(58,027)	1,143,923
Cantab Capital Partners LLP	(1,184,227)	2,747,832	(157,506)	1,406,099
Crabel Capital Management LLC	3,674,673	455,187	(264,762)	3,865,098
Mapleridge Capital Corporation	(1,165,943)	(90,248)	(747,862)	(2,004,053)
Nuwave Investment Corp	1,519,999	(35,411)	(31,221)	1,453,367
Ortus Capital Management Ltd	5,353,650	2,337,351	—	7,691,001
PIA Capital Management LP	(78,144)	(119,278)	(18,737)	(216,159)
Quantitative Investment Management - Global Program	(1,340,651)	(209,679)	(60,608)	(1,610,938)
Winton Capital Management Limited	3,050,910	2,077,427	(39,866)	5,088,471
Total	$10,401,960	$10,450,918	$(1,979,724)	$18,873,154

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2010 was 1.41% and the weighted average Profit Share was 21%. The range of Management Fees as of September 30, 2010 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2010 to September 30, 2010

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

July 1, 2010 to September 30, 2010

The Partnership posted a net gain for the quarter as underlying managers generated momentum following a rocky start. The period reflected oscillating investor perspectives on employment, production and the potential for further quantitative easing efforts, fueling vast market swings. However, the US passed its financial regulation bill into law in July, and European banks largely passed stress tests in late July, removing notable sources of uncertainty that had vexed investors in previous months. By quarter’s end, many underlying managers felt confident enough in the economic environment to begin taking moderate risk in their portfolios. Overall, foreign exchange, fixed income and agriculture commodities all posted solid gains, and metals experienced modest returns. Meanwhile, energy and equities both detracted during the quarter.

The difference of investor risk perspectives during the third quarter was especially evident in the fixed income sector. Bond markets experienced mixed performance, declining in July as certain investors moved away from safe havens into more cyclical assets, only to benefit from investor unease in August as US securities richened and long-term yields dove to early-2009 levels. They once again declined in September as Treasury yields hit their lowest levels of the year. Meanwhile, the Eurodollar started the period strong, in contrast to a German bund that faltered early but experienced significant improvements by the end of August. Both bunds and gilts fell off a month later as non-dollar denominated rates positions underperformed US dollar positions. Underlying managers generally ended the quarter by beginning to reduce long positions in their fixed income portfolios.

Amidst foreign exchange activity by managers, short dollar exposures were generally additive as the US dollar weakened on economic concerns. Long exposures to currencies of commodity-dominant economies also contributed gains throughout the quarter as both the Australian and Canadian dollars improved. Furthermore, long exposures to the Japanese yen profited as the currency spiked to a 15-year high in September before the Japanese monetary authorities intervened to stop the currency’s gains. In contrast, short exposures to the US dollar versus a basket of emerging market currencies struggled throughout the period, hurting performance.

Agriculture-based commodity trading experienced its first positive quarter of the year as underlying managers in aggregate successfully navigated swings in the sector. Wheat dominated activity early in the period, as prices improved nearly twofold in July on news of suspended grain shipments in Russia due to a severe draught. The crop then launched into a period of heightened volatility that culminated in the steepest three-day decline in nearly two years as investors  speculated that importers would cut purchase prices. Meanwhile, corn, cotton and soybeans all experienced increased demand during the quarter, while demand for cocoa fell.

Following a difficult start, the metals sector experienced positive performance as flight-to-quality long precious metals exposures dominated trades during the second half of the period. Gold experienced its first monthly decline in seven months in July, only to bounce back the following month, breaking through a record $1,300/oz in September as risk-sensitive investors increasingly viewed the metal as a safe haven in the long-term. Silver also bolstered performance later in the quarter, notably in September when prices hit a 30-year high. Declining inventory levels boosted copper prices during the period, while aluminum prices declined on lowered expectations for industrial demand.

Energy trading experienced notable losses in July and September, and despite gains in August, ultimately drove negative quarterly performance for the sector. Oil and natural gas prices were on the decline for much of the period, battered by concerns surrounding weak consumer demand and increasing petroleum stockpiles. Following July’s losses, underlying managers generally repositioned by adding energy shorts, which subsequently profited from further price declines in August. However, during the last two weeks of September, many managers experienced significant losses as crude oil rallied nearly 7% due to an improving global growth outlook and faltering US dollar. Gasoil, heating oil and natural gas trading further contributed to losses for the asset class.

Equity strategies challenged managers yet again, as mixed macroeconomic news and volatile investor sentiment contributed to a choppy trading environment. Increasing clarity on a number of sovereign fiscal issues, including US financial reform, the European Union’s financial status and evidence of success in the managed deceleration of China’s economy, drove a rally at the end of July. However, downward revisions to US GDP, persistent unemployment and unrelenting weakness in the housing market led to a market reversal in August, leading to losses for most major indices and peaking correlation for S&P constituents. Equity markets reversed yet again in September as modest evidence of economic growth and hints of further quantitative easing fueled positive investor sentiment, catalyzing long position gains for exposures to the NASDAQ 100, FTSE 100 and Hang Sang indices.

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

Trading in stock indices contributed significantly for the quarter.  Stronger than expected corporate earnings sparked a rally early in the third quarter and continued through the quarter. Long exposures drove performance declines early in July as equities were sold off, but the declines were offset by the market reversal, improving investor sentiment and increasing broad appetite for risk. In general, the S&P

500 and Dow Jones Eurostoxx indices were among the most profitable long exposures, while Asian markets were challenging for many Trading Advisors. However, long exposures to the Hang Seng exhibited strong gains during the period on optimism surrounding continued regional growth.

Contributions from metals exposure began the quarter modestly, but grew as expectations for economic recovery drove price rallies in industrial metals, punctuated by a boost from the ‘cash for clunkers’ program in the U.S. Overall, long exposures to aluminum, silver and copper were additive, with copper reaching an 11-month high in August. Meanwhile, gold briefly retreated early in the quarter in conjunction with U.S. dollar performance, but after dropping off in August, gold broke through the psychological barrier of $1,000 by quarter-end, increasing 6% from intra-quarter lows as the U.S. dollar once again declined and crude oil prices soared.

A recovering global economy and rallies in riskier assets drove gains in the currency sector throughout the quarter. Significant profits were generated in July and September as Trading Advisors took advantage of the declining U.S. dollar. Long exposures to the Australian dollar versus the U.S. dollar were particularly additive as demand for high yielding assets in the region increased and Chinese manufacturing expanded. Despite overall strength in the currency sector, July was particularly challenging as a recovering U.S. dollar temporarily generated setbacks in certain positions, including long exposures to the Japanese yen and Canadian dollar, but Trading Advisors were able to mitigate these losses through tactical cross rate trades and as the U.S. dollar continued its slide later in the quarter.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and PFPC Trust earns interest on all such assets which are not used for trading.  The low level of interest rates in 2010 in the United States negatively impacted interest income revenues when compared to 2009.  The Partnership estimates that approximately 95% of its assets are earning interest.  For the nine and three months ended September 30, 2010 the Partnership earned $344,080 and $174,832, respectively, in interest income, or approximately 0.11% and 0.05%, respectively, of the Partnership’s average month-end net assets.  For the nine and three months ended September 30, 2009, the Partnership earned $823,006 and $142,919, respectively, in interest income, or approximately 0.35% and 0.06%, respectively, of the Partnership’s average month-end net assets.  The average interest rates for the three and nine month periods ended September 30, 2010 were 0.23% and 0.16%, respectively.  The average interest rates for the three and nine month periods ended September 30, 2009 were 0.26% and 0.59%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of September 30, 2010 when compared to the same period ending September, 30 2009 due to the overall increase in the Partnership’s net assets.  For the nine and three month periods ended September 30, 2010, distribution fees, Trading Advisors’ management fees and Sponsor fees increased approximately 43% and 60%, respectively when compared to the nine and three month periods ended September 30, 2009.  This is due mostly to a 37% and 43% increase in average net assets in the nine and three month periods ended September 30, 2010 when compared to nine and three months ended September 30, 2009, partially offset by the variation of the level of traded assets during the respective periods.  Profit Shares increased for the period ending September 30, 2010, when compared to the period ending September 30, 2009 primarily due to several profitable Trading Advisors.

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

Substantially all of the Partnership’s assets are currently held in cash except for the net unrealized profit on open positions. When computing the net asset value of the Partnership, the Partnership’s cash is not adjusted for inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the Trading Advisors’ strategies might successfully follow.

With respect to assets allocated to subsidiaries managed by the Trading Advisors rather than Portfolio Funds, except in limited circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, the Partnership’s monthly net asset value calculations typically are precise, and investors generally need only wait ten business days to receive the full redemption proceeds of their Units, although there can be no assurance as to the timing of such payments.

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

Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Trading Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest. Other than in respect of the functioning of the markets in which it trades, liquidity is expected be of little relevance.

The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds. Instead, the Partnership pays its redemptions with the cash held in its various operating accounts. Due to the nature of its futures trading, the Partnership has significant amounts of cash available to it. When it needs to fund redemptions, the General Partner may adjust the net assets allocated to the Partnership’s various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary. The Partnership has been able to satisfy all of its redemption requests in a timely manner.

There were no material commitments for capital expenditures as of September 30, 2010, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended September 30, 2010. During this period, the Partnership’s average capitalization was $347,468,817.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$505,653	0.15%	$771,383	$302,086
Currencies	4,653,996	1.34%	6,239,531	3,436,968
Energy	269,620	0.08%	500,684	149,371
Interest Rates	24,408,504	7.03%	26,554,020	22,374,438
Metals	397,507	0.11%	688,636	49,564
Stock Indices	745,009	0.21%	1,678,739	104,979

TOTAL	$30,980,289	8.92%	$36,432,993	$26,417,406

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

None.

Item 1A.      Risk Factors

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jul-10	$9,616,908	9,146,765	$1.0514
Aug-10	13,275,932	12,760,411	1.0404
Sep-10	8,636,952	8,096,889	1.0667

SERIES I

	Subscription
	Amount	Units	NAV
Jul-10	$30,000	24,744	$1.2124
Aug-10	74,349	61,793	1.2032
Sep-10	74,996	60,711	1.2353

(b)         None.

(c)               Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2010:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2010	493	$250.37	$123,432
August 31, 2010	165	256.70	42,355
September 30, 2010	995	259.92	258,620

Total	1,653		$424,407

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2010	2,924,101	$1.0404	$3,042,235
August 31, 2010	4,091,047	1.0667	4,363,920
September 30, 2010	5,267,103	1.0801	5,688,998

Total	12,282,251		$13,095,153

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2010	142,273	$1.0843	$154,267
August 31, 2010	176,362	1.1118	196,079
September 30, 2010	187,375	1.1257	210,928

Total	506,010		$561,274

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2010	—	$1.2032	$—
August 31, 2010	—	1.2353	—
September 30, 2010	—	1.2528	—

Total	—		$—

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

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 12, 2010	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 12, 2010	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)