Form 10-K
period 2010-12-31
BlackRock Global Horizons I L.P.
filed 2011-03-25
CIK 904918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

As of February 1, 2011, limited partnership units with an aggregate value of $384,040,661 were outstanding.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2010 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:        Business

(a)                                  General Development of Business:

BlackRock Global Horizons I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994.   The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time.  The Partnership’s assets are allocated and reallocated by the General Partner (defined below) to accounts managed by independent professional advisors (each a “Trading Advisor”) on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more commodity pools (each a “Portfolio Fund”) operated and managed by Trading Advisors that are registered as “commodity pool operators” under the Commodity Exchange Act.

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

As of December 31, 2010, the capitalization of the Partnership was $375,395,713, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $264.28.

Through December 31, 2010, the highest month-end Net Asset Value of Series F Units was $284.04 (January 31, 2009) and the lowest was $97.36 (February 28, 1994).

The Fund’s Series A Units and Series I Units of limited partnership interest are generally available as of the beginning of each calendar month.  Series F Units and Series G Units are no longer offered.

The General Partner has formed a number of wholly owned subsidiaries to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to the Partnership’s subsidiary corresponding to such Trading Advisor. Transactions between subsidiaries, to the extent they occur, are eliminated upon consolidation.

(b)                                 Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.  See Item 15 — “Exhibits and Consolidated Financial Statement Schedules”.

(c)                                  Narrative Description of Business:

General

The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

The Partnership’s assets are allocated and reallocated by BRIM either to accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more Portfolio Funds operated and traded by such Trading Advisors who apply proprietary trading strategies in numerous markets. The General Partner may, in its discretion, form one or more subsidiaries (for example, as one or more limited liability companies) to hold

Partnership assets allocated to a particular Trading Advisor.  The purpose of these subsidiaries is to seek to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to the Partnership’s subsidiary corresponding to such Trading Advisor. The Partnership may also continue to hold assets at the “parent company” level, which may not be identifiable to one or more subsidiaries.

The General Partner monitors the performance of several hundred Trading Advisors.  Both quantitative and qualitative criteria are factors in the General Partner’s selection process, including the following:  type of trading program; risk control; duration and speed of recovery from drawdowns; experience; organizational infrastructure; and low correlation in the past with traditional investments such as stocks and bonds.  Trading Advisors’ past records are evaluated comparatively with a view to combining Trading Advisors whose respective trading results have historically demonstrated not only a low degree of correlation with stocks and bonds but also with the other Trading Advisors selected.  In addition to qualitative factors concerning the Trading Advisors, statistical analysis is used to develop Trading Advisor combinations which the General Partner identifies as having reward/risk profiles consistent with the General Partner’s objectives.  By identifying Trading Advisor combinations in this way, the General Partner hopes to maintain profit potential while also reducing the risk of major equity declines.

In selecting Trading Advisors for the Partnership, the General Partner emphasizes retaining multiple Trading Advisors, trading in multiple markets and implementing multiple strategies.  The General Partner also evaluates the overall market diversification and emphasis that different possible Trading Advisor combinations would give the Partnership.  Discretionary and systematic as well as fundamental and technical Trading Advisors may be retained from time to time.  The General Partner may allocate Partnership assets to Trading Advisors specializing in particular market sectors and to Trading Advisors which trade broadly diversified portfolios.  By diversifying strategies as well as markets, the General Partner can create Trading Advisor combinations for the Partnership that should have good profit potential across a wide range of different market cycles. Although the General Partner maintains diversification in the Partnership’s portfolio, the General Partner emphasizes those strategies that the General Partner believes are more likely to be profitable than others based on the General Partner’s evaluation of likely near-term market conditions. The General Partner is not bound by any strict diversification guidelines; certain of the Trading Advisors selected by the General Partner may be allocated substantially larger portions of the Partnership’s assets than other Trading Advisors.

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of December 1, 2010, the general trading focus of each such advisor, an indication as to whether each advisor’s program is discretionary or systematic, as well as the commodity pool operator and investment adviser registration status (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status

Abraham Capital Management	Systematic	Long-term trend-following	9.25%	Not Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend following	9.85%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.60%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	9.00%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	8.50%	Registered	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term, trend-following and mean reversion	8.80%	Registered	Not Registered

NuWave Investment Management, LLC	Systematic	Medium-term pattern recognition	8.25%	Registered	Registered

Ortus Capital Management Ltd.	Systematic	Medium-term econometric	9.95%	Not Registered	Not Registered

Quantitative Investment Management — Global Program	Systematic	Short-term pattern recognition	8.55%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	14.75%	Registered	Not Registered

Cash*			4.5%

*The cash is held at clearing brokers and with PFPC Trust Company, the Fund’s custodian.

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

The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors.  The principal terms of this form of advisory agreement include the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below are descriptions of each of these terms.  Other than the differences in fees, as described in the ranges provided below, the other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level.  The minimum account maintenance level for each Trading Advisor is described below.

Management Fees. Generally, Management Fees approximate between 0% and 2.5% (annualized) of the net asset value of the Partnership’s account managed by a Trading Advisor.

Profit Shares.  Profit Shares generally are between 15% and 30% of the net capital appreciation in the Partnership’s account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and are calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading.  Each Trading Advisor must earn back any losses previously experienced by the Trading Advisor prior to any new Profit Shares being paid.  However, Profit Shares once paid to a Trading Advisor are not subject to being repaid to the Partnership from the Trading Advisor as a result of subsequent realized or unrealized losses.

Indemnification.  The advisory agreements generally provide that the Partnership (or a subsidiary of the Partnership) will indemnify the relevant Trading Advisor, its affiliates and their respective directors, officers, shareholders, employees and controlling persons for conduct undertaken as a trading advisor or otherwise relating to any action or omission of such persons (or alleged action or omission) in connection with the advisory agreements; provided that such action or omission (or alleged action or omission) does not constitute negligence (or gross negligence in some cases), misconduct or breach of the advisory agreements and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership.  The advisory agreements generally provide that the foregoing indemnified parties shall not be liable to the Partnership for actions or omissions within the scope of the standards set forth in the foregoing indemnities.

Term.  The advisory agreements will be automatically renewed for successive year periods, on the same terms, unless terminated by either the relevant Trading Advisor or the Partnership (or a subsidiary of the Partnership).  Each Trading Advisor may terminate the advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons.  The General Partner may terminate the advisory agreements as of any month-end.

Minimum Investment Maintenance Levels.  The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Capital Management: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Crabel Capital Management LLC: $1,000,000; Mapleridge Capital Corporation: $1,000,000; NuWave Investment Management, LLC: $5,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

The relationship with PIA Capital Management L.P. was terminated on May 28, 2010. No other Trading Advisor relationships were terminated during the 2010 Fiscal Year.

Use of Proceeds and Interest

Subscription Proceeds.

BRIM pays from its own funds the selling commissions relating to the sale of the Units, except that  investors in Series I Units may be subject to an upfront selling commission of up to 1% of their subscription (but are not subject to Redemption Charges) Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading either directly through accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more Portfolio Funds operated and traded by such Trading Advisors.  In such trading, assets are used as security for and to pay for trading losses, as well as any expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Trading Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets.  While being used for this purpose, the Partnership’s assets are also generally available to earn interest, as more fully described below.  The most recent continuous offering of Units began effective February 1, 2004.

Market Sectors.

The Partnership and Portfolio Funds which may be allocated Partnership assets trade in a diversified group of markets under the direction of multiple independent Trading Advisors.  These Trading Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors.  There is no restriction on the commodity interests, that may be traded by any Trading Advisor or the frequency with which a Trading Advisor may alter its market sector allocations.

Market Types.

The Partnership and Portfolio Funds which may be allocated Partnership assets trade on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership.  In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers.  The Partnership pays a spread when it exchanges these positions for futures.  This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch & Co., Inc. (“Merrill Lynch”) entity.

Portfolio Fund currency trades and EFP trading are subject to similar considerations.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and nonregulated — differ substantially from time to time, as well as over time.

Custody of Assets.

Substantially all of the Partnership’s assets deposited as margin in support of commodity futures positions are currently held in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), NewEdge USA LLC (“NUSA”), J.P. Morgan Futures Inc. (“JPMFI”), UBS AG (“UBS”), State Street Bank and Trust Company (“SSBT”) or PFPC Trust Company (“PTC”). In the event that the Partnership invests in a Portfolio Fund, the Trading Advisor of such Portfolio Fund will select the Portfolio Fund’s custodians and clearing brokers. Partnership assets not deployed in support of futures or over-the-counter positions are on deposit with PTC.

Interest Paid on the Partnership’s U.S. Dollar and Non-U.S. Dollar Assets.

On assets held in U.S. dollars, MLPF&S credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate.   On assets held in U.S. dollars, NUSA credits the Partnership with interest at 98% of the prevailing 91-day U.S. Treasury bill rate.  On assets held in U.S. dollars, JPMFI credits the Partnership with interest at the prevailing federal funds rate minus 12 basis points, when applicable.  On assets held in U.S. dollars, UBS credits the Partnership with interest at the prevailing federal funds rate. The Partnership is credited with interest on any of its assets and net gains actually held by MLPF&S or NUSA in non-U.S. dollar currencies at a prevailing local rate received by MLPF&S or NUSA.  MLPF&S or NUSA may derive certain economic benefit, in excess of the interest which MLPF&S or NUSA pays to the Partnership, from possession of such assets.

MLPF&S charges the Partnership MLPF&S’s cost of financing realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions. Such amounts generally are netted against interest income due to the immateriality of such amounts.

Assets held at PTC earn interest at money market interest rates. Due to the current interest rate environment, the Partnership’s cash investments, which could include a significant investment in a BlackRock-affiliated money market fund, are earning a lower rate of return in recent periods  than the return that they had been earning in past periods.  For that reason, income from these cash investments for the most recent year is substantially lower than for the previous year.

Charges

The following table summarizes the charges incurred by the Partnership during 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Profit Shares	$4,126,005	1.24%	$1,144,351	0.47%	$9,844,931	5.32%
Distribution fees	9,553,526	2.86%	6,767,790	2.77%	5,554,788	3.00%
Trading Advisors’ management fees	4,558,253	1.37%	3,162,393	1.30%	2,520,534	1.36%
Sponsor fees	4,014,803	1.21%	2,833,553	1.16%	2,278,530	1.23%
Administrator fees	1,009,000	0.30%	741,000	0.30%	681,190	0.37%
Professional fees	705,034	0.21%	751,701	0.31%	558,322	0.30%
Other	392,000	0.12%	327,923	0.14%	271,936	0.15%
Total	$24,358,621	7.31%	$15,728,711	6.45%	$21,710,231	11.73%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived from the deposit of certain of the Partnership’s U.S. dollar available assets maintained at MLPF&S, NUSA, JPMFI, UBS and SSBT.

The Partnership’s average month-end Net Assets during 2010, 2009 and 2008 equaled $333,087,003, $243,952,259, and $185,041,398 respectively.

During 2010, 2009 and 2008, the Partnership earned $492,166, $906,015 and $3,051,305, respectively, in interest income, or approximately 0.15%,  0.37% and 1.65%, respectively, of the Partnership’s average month-end Net Assets.

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

During 2010, 2009 and 2008, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) charged to the Partnership was approximately $19, $10 and $8, respectively.

NUSA	Clearing costs / Brokerage commissions

NUSA is paid actual commodity clearing fees at market rates.

During 2010, 2009 and 2008 the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s clearing costs was $4 for each year.

JPMFI	Clearing costs / Brokerage commissions

JPMFI is paid actual commodity clearing fees at market rates.

During 2010 and 2009, the round-turn equivalent rate (each purchase and sale or sale and purchase of a single futures contract) of the Partnership’s clearing costs was $12 and $9, respectively.

MLPF&S, NUSA, JPMFI, UBS and SSBT	Use of Partnership assets	MLPF&S, NUSA, JPMFI, UBS, and SSBT may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S, NUSA, JPMFI, UBS and SSBT.

BRIM	Sponsor/Administrative Fees

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

Transfer Agent	Administrator fees

Actual costs incurred are paid by the Partnership. BNY Mellon Investment Servicing (U.S.), Inc. (“BNY Mellon”) serves as the Partnership’s transfer agent. Effective July 1, 2010, PNC Global Investment Servicing (U.S.) Inc. (“PNCGIS”), the transfer agent for the Partnership was sold to The Bank of New York Mellon Corporation and consequently is no longer considered an affiliate of the General Partner. Upon the close of the sale, PNCGIS was now considered to be a part of BNY Mellon Investment Servicing (U.S.), Inc. All agreements between the Partnership and transfer agent have been assigned to BNY Mellon, but otherwise the transfer agent services retained by the Partnership have not changed as a result of the sale.

Administrator	Administrator fees	Actual costs incurred are paid by the Partnership. SS&C Technologies New Jersey, Inc. serves as the administrator of the Partnership (“SS&C” or the “Administrator”) (formerly OMR Systems Corporation).

Custodian	Custody fees

BNY Mellon Investment Servicing (U.S.), Inc. (“BNY Mellon”) serves as the Partnership’s custodian. Effective July 1, 2010, PTC, the custodian for the Partnership was sold to The Bank of New York Mellon Corporation and consequently is no longer considered an affiliate of the General Partner. At the close of the sale, PTC is now considered to be a part of BNY Mellon Investment Servicing (U.S.), Inc. All agreements between the Partnership and custodian have been assigned to BNY Mellon, but otherwise the custodian services retained by the Partnership have not changed as a result of the sale. As of December 31, 2010, $292,600,273 was held in custody at PTC.

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

Regulation

The Partnership, BRIM, MLPF&S, NUSA, JPMFI, UBS, and SSBT are each subject to regulation by, and registered with, the CFTC and each is a member of the National Futures Association (“NFA”) or otherwise eligible for exemption from registration with the CFTC and membership of the NFA. Certain of the Trading Advisors also are subject to registration by, and are registered with, the CFTC and are members of the NFA.  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Partnership itself is generally not subject to regulation by the SEC.  However, BRIM itself is registered as an “investment adviser” under the Investment Advisers Act of 1940, as amended. In the event BRIM’s registration with the CFTC or membership in the NFA were terminated, or suspended, BRIM would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result.  The CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  These limits may restrict the ability of the Trading Advisors to establish or liquidate positions on behalf of the Partnership (or a subsidiary of the Partnerhsip).  Currently currency forward contracts are not subject to regulation by any United States Government Agency, but under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), certain currency forward contracts may be subject to regulation in the future.

(i) through (xii) — not applicable.

(xiii) The Partnership has no employees.

(d)                                 Financial Information about Geographic Areas

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries.  However, the Partnership does allocate capital to Trading Advisors outside the United States and also trades, from the United States, on a number of foreign commodity exchanges.  The Partnership does not engage in the sales of goods or services.

Item 1A:             Risk Factors

Investors May Lose All or Substantially All of Their Investment

Investors must be prepared to lose all or substantially all of their investment.  The Partnership has no “principal protection” feature assuring the return of subscribers’ initial investment as of a specified future date.  To the extent that the Partnership allocates assets to Portfolio Funds (rather than an account of the Partnership or a subsidiary of the Partnership), the risks described below will apply equally to any such Portfolio Fund, unless otherwise provided below.

No guarantee or representation is made that the Partnership, any of the investment strategies utilized by the Trading Advisors or the Portfolio Funds (if any) will achieve their respective investment objectives.  The Partnership’s capital will be allocated primarily to Trading Advisors and, in general, neither the Partnership nor the

General Partner will direct or influence the management of the Partnership’s capital by these Trading Advisors.  The Trading Advisors’ investments may include instruments which may unexpectedly become illiquid, and may also utilize highly speculative investment techniques including investing in domestic and international futures and forward markets, high leverage, swaps and notional principal contracts, currency forward trading, options on currency futures or on forward contracts.  Accordingly, an investment in the Partnership is speculative and involves considerations and risk factors which prospective investors should consider before subscribing.  The following is not intended to be a complete description or an exhaustive list of portfolio investments or risks.  An investment in the Partnership should form only a part of a complete investment program, and an investor must be able to bear the loss of its entire investment.  In addition, prospective investors should consult their own tax advisors regarding the potential tax consequences of the Partnership’s activities and investments.

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  Neither the Trading Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.  Prior to 2004, the Partnership generally retained 3-5 Trading Advisors, whereas currently the Partnership generally intends to retain 7-15 Trading Advisors and may retain more in the future. Consequently, even if past performance were indicative of future results, the performance of the Partnership prior to 2004 is not necessarily representative of the more broadly diversified strategy that the Partnership currently employs.

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

Substantial Charges

The Partnership is subject to substantial charges, including a distribution fee of 3% and a sponsor’s fee 1.25%  charged to Series A, F and G.  Series I does not pay a distribution fee, but does pay a sponsor’s fee of 1.00%.  The Partnership also pays Management Fees (on the order of 0%-2.5%) paid to the Trading Advisors, and brokerage commissions.  The Partnership’s performance must be in excess of such charges for the Partnership not to experience losses.

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

Market Disruptions; Governmental Intervention; the Reform Act

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action — these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Partnership may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Partnership from its banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the Partnership. Market disruptions may from time to time cause dramatic losses for the Partnership, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Partnership, the Trading Advisors, and the markets in which they trade and invest. The Reform Act could result in certain investment strategies in which the Partnership engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Partnership.

Speculative Position Limits

The CFTC and certain exchanges have established speculative position limits on the maximum net long or short futures and options positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic US exchange to set speculative position limits, subject to CFTC approval, for all futures contracts and options on futures contracts traded on such exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts and options on futures contracts traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-US exchanges.

Pursuant to the Reform Act and regulatory rulemakings, in the future all trading accounts owned or managed by each of the Trading Advisors acting on behalf of the Partnership (or a subsidiary of the Partnership), its respective principals and affiliates, may be required to be aggregated for speculative position limit purposes depending upon the outcome of the rulemaking under the Reform Act. Because futures position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, the Trading Advisors and their principals are potentially subject to a conflict among the interests of all accounts the Partnership and its principals control which are competing for shares of that limited number of contracts. Although the relevant Trading Advisor may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty credit risks than the regulated US commodities exchanges. The relevant Trading Advisor may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Partnership (or a subsidiary of the Partnership) in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by the relevant Trading Advisor, if required, could adversely affect the Partnership’s operations and profitability. Such modification, if required, could require the Partnership to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Partnership. A violation of speculative position limits by the Partnership could lead to regulatory action materially adverse to the Partnership’s prospects for profitability. Additionally, the CFTC could lower any applicable position limits, apply such limits to additional futures or commodity index contracts or restrict potentially relevant position limits exemptions.

The Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function. Although the CFTC had previously proposed a new rule to implement speculative position limits for futures and options contracts in certain energy commodities, it withdrew its proposed rule.

In January 2011, the CFTC issued a notice of proposed rulemaking (the “Proposed Limits Rule”) which outlines position limits for 28 so-called “exempt” (e.g. metal and energy contracts)  and agricultural commodity derivatives, futures and option contracts and their economically equivalent swaps.  The Proposed Limits Rule also narrows the definition of a bona fide hedging transaction for the purpose of obtaining an exemption from position limits, sets forth more stringent account aggregation standards and establishes visibility reporting requirements for exempt contracts (i.e. non-agricultural contracts).

Depending on the outcome of the rulemaking and any future CFTC regulatory actions, the rules may be amended in a manner that is either detrimental or favorable to the Partnership. For example, if the amended rules are detrimental to the Partnership, the Partnership’s ability to invest in additional commodity futures contracts may be limited to the extent these activities would cause the Partnership to exceed the applicable speculative position limits.

In addition, it is possible that the CFTC may propose additional new rules that would consider futures contracts underlying OTC transactions in calculating position limits. Any such changes could alter, perhaps to a material extent, the nature of an investment in the Partnership and the ability of the Partnership to continue to implement its investment approach.

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

Portfolio managers are assigned to the Partnership and other clients of the General Partner (“Other Clients”) by the BlackRock Alternative Advisors (“BAA”) Investment Oversight Committee (the “Investment Committee”) from among BAA investment professionals.  Allocations among the Trading Advisors decisions are the responsibility of the assigned portfolio manager, subject to the overall oversight of the Investment Committee.  As such, even when the Partnership and Other Clients share the same or similar investment objectives, their individual portfolios may differ, in part based on the judgments of different portfolio managers, and for other reasons.

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

Furthermore, the Trading Advisors will generally face a conflict of interest in providing valuations to the Partnership since such valuations will affect the compensation of such Trading Advisors.

Risks Associated with Allocation to Portfolio Funds

The General Partner may allocate the Partnership’s assets either to accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more Portfolio Funds operated and traded by Trading Advisors that are registered as “commodity pool operators” under the Commodity Exchange Act.  With respect to assets allocated to a Portfolio Fund, the General Partner will lose some element of control over such assets in that such Portfolio Fund’s Trading Advisor (rather than the General Partner) will determine where their money is custodied, who acts as futures broker and the like.  Certain Portfolio Funds may maintain their assets in unregulated accounts fully subject to the risk and the credit rating of the broker.  In some cases, the General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.

Most Portfolio Funds permit redemptions only periodically such as of the month-end or the quarter-end, whereas in a managed account the General Partner can typically close the account on a more expedited basis.  The Partnership will only be able to reduce its allocation to such Portfolio Funds periodically.  Further, some Portfolio Funds may have the ability to delay or suspend redemptions in certain circumstances.  Thus, the General Partner’s ability to exit from a Trading Advisor and redeploy assets may be limited.

It is possible that the annual Schedule K-1 that investors receive for tax reporting purposes will arrive later if one or more of the Portfolio Funds runs late in delivering its own K -1s to investors.

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

Secondary Market. The Partnership may sell Portfolio Funds on the secondary market.  This may include, at the discretion of the General Partner, selling such Portfolio Funds at a discount, thereby triggering a similar economic effect as a redemption penalty.

The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds. Instead, the Partnership pays its redemptions with the cash held in its various operating accounts. Due to the nature of its futures trading, the Partnership has significant amounts of cash available to it. When it needs to fund redemptions, the General Partner will adjust the net assets allocated to the Partnership’s various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary. To date, the Partnership has been able to satisfy all of its redemption requests in a timely manner, although no assurances can be given that it will be able to do so in the future.

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

Trading Advisors’ receipt of incentive compensation may give the Trading Advisors an incentive to manage the Partnership’s account in a more risky or speculative fashion than the Trading Advisors otherwise would, particularly in the event the Partnership suffers losses that must be recouped before the Trading Advisors will be entitled to earn additional performance-based compensation.

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

Redemptions Restricted

The Units generally may only be redeemed as of a calendar month-end, upon at least 15 calendar days’ prior notice. Investors’ limited ability to redeem Units could result in there being a substantial difference between a Unit’s redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received.  Redemption Charges apply through the end of the twelfth month after a Unit (other than for Series I Units) is issued.

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

Limited Regulatory Oversight

The Partnership does not come within the statutory definition of an “investment company” and  is not registered as an investment company, under the Investment Company Act of 1940, as amended (the “1940 Act”), or any comparable regulatory requirements, and does not intend to do so.  Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts, impose certain operational trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership. The General Partner is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and is consequently subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act.  Upon request from a prospective investor, the Partnership will provide a copy of Part II of the General Partner’s Form ADV or brochure in lieu thereof.

Absence of Regulation Concerning Trading Advisors and Portfolio Funds

Portfolio Funds will not be registered as investment companies under the 1940 Act.  In addition, certain Trading Advisors will not be required to register as commodity pool operators or commodity trading advisors under the Commodity Exchange Act or as investment advisers under the Advisers Act.  Also, Trading Advisors that operate outside of the United States may be registered under the Advisers Act, but not subject to as comprehensive a regulatory scheme as Trading Advisors that are registered under the Advisers Act and operating within the United States.  As a result, Trading Advisors may be subject to a wide range of laws and regulatory oversight, and the protections available to the Partnership will correspondingly vary.  Similarly, certain investments in funds and accounts formed and operated outside the United States may not be subject to comprehensive government regulation.  The Trading Advisors may not be covered by insurance or by fidelity bonding.  Moreover, the Partnership generally will have no control over the selection of the custodians of the assets of any Portfolio Funds in which the Partnership invests, which also may be subject to a lesser degree of government supervision or regulation than commercial banks, trust companies or securities dealers conducting business within the United States.

Currency Forward Trading

The Trading Advisors may trade forward contracts on currencies on behalf of the Partnership (or a subsidiary of the Partnership).  Forward contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets.  Consequently, in respect to its forward trading, the Partnership is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Trading Advisors trade.  Any failure or refusal to discharge their contractual obligations by the counterparties with which the Trading Advisors deal on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Partnership to substantial losses.  No Trading Advisor will be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in the Trading Advisor’s strategy were to have substantially “covered” the non-defaulted contracts.  There is also the risk that a counterparty that loses money on a contract with a Trading Advisor may seek to avoid its obligations on legal grounds.

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

Over-the-Counter Derivatives Markets

The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

The Reform Act will mandate that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Partnership is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Partnership does not expect to be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements irrespective of whether the Partnership is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The SEC and CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Partnership, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement.

OTC derivative dealers and major OTC derivatives market participants will be required to register with the SEC and/or CFTC. The Partnership or the Trading Advisors may be required to register as major participants in the OTC derivatives markets. Dealers and major participants will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for OTC derivative dealers, which costs are also likely to be passed along to market participants. The overall impact of the Reform Act on the Partnership is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

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

Certain of the markets in which Trading Advisors invest and trade are OTC or “interdealer” markets.  The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  Rather, the responsibility for performing under a particular transaction rests solely with the counterparties to such transaction.  This results in the risk that a counterparty may not settle a transaction with a Trading Advisor in accordance with its terms, because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss.  In some jurisdictions, the Partnership may only be an unsecured creditor of its counterparty in the event of bankruptcy or administration of such counterparty.  In an attempt to mitigate the risk of counterparty default, many counterparties now require the posting of collateral.  However, this collateral may be difficult to liquidate in a market crisis.  In addition, a Trading Advisor could lose a significant portion of the Partnership’s capital while the Trading Advisor attempts to execute a substitute transaction to replace a transaction under which a counterparty has defaulted.  In the event of a counterparty failure, the Partnership could lose all of its assets.

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

In addition, the Partnership will have exposure to derivatives transactions through the Trading Advisors or a Portfolio Fund. The regulation of derivatives is an evolving area of law and is subject to modification by government and judicial action.

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

Accounting for Uncertainty in Income Taxes

Accounting Standards Codification (“ASC”) 740, “Income Taxes”, provides guidance on the recognition of uncertain tax positions. ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements. It also provides guidance on recognition, measurement, classification and interest and penalties with respect to tax positions. A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the Net Asset Value of the Partnership, including reducing the Net Asset Value of the Partnership to reflect reserves for income taxes that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership.

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

Lack of Transferability of Partnership Units

The Units offered hereby have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or state securities laws and are subject to restrictions on transfer contained in such laws The Units may be transferred or assigned to suitable investors without the consent of the General Partner, but subject to the resale restrictions imposed by the federal and state securities laws on privately-offered securities. No assignee may become a substituted Limited Partner without the General Partner’s consent.  In addition, any transfer of Units will be subject to the anti-money laundering policies and procedures and other regulatory requirements applicable to the Partnership, as determined by the Administrator and the General Partner.  There will not be any market for the Units.

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

Bank Holding Company Act of 1956

Each of BlackRock and the General Partner is, for purposes of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), a subsidiary of PNC Financial Services Group, Inc. (“PNC”), Bank of America Corporation (“BAC”) and Barclays BR Holdings S.à.r.l (“Barclays”), each of which is subject to regulation and supervision as a “financial holding company” (an “FHC”) by the Board of Governors of the Federal Reserve System (the

“Federal Reserve”). Because the General Partner may be deemed to exercise corporate control over the Partnership for purposes of the BHC Act, each of the Partnership, the General Partner and BlackRock intends to comply with the investment and activities restrictions that would generally be applicable to BAC, PNC and Barclays as FHCs. Under the BHC Act, an FHC and its affiliates may engage in, and may acquire interests in, or control of, companies engaged in, among other things, a wide range of activities that are “financial in nature,” including certain banking, securities, investment management, merchant banking, and insurance activities. Other activities may be limited or prohibited under the BHC Act. Any failure by BAC, PNC or Barclays to qualify as an FHC under the BHC Act could result in restrictions on the activities or investments of the Partnership.

The General Partner, BlackRock and the Partnership intend to rely on statutory and regulatory provisions in order to maintain compliance with the BHC Act. The General Partner reserves the right to rely on any applicable exemptions and to take all reasonable steps deemed necessary, advisable or appropriate to comply with the BHC Act. The BHC Act and Federal Reserve regulations and interpretations thereunder may be amended over the term of the Partnership.

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

Multiple Levels of Expense

Both the General Partner and Trading Advisors receive investment management fees.  In addition to management fees, the Partnership is subject to other substantial charges, including a distribution fee and a Redemption Charge and other expenses.  Furthermore, in addition to a fixed Management Fee, Trading Advisors typically will receive performance-based allocations.  The existence of a performance fee may create an incentive for the Trading Advisor to make riskier and more speculative investments than would otherwise be the case in the absence of such performance-based compensation.  A Trading Advisor may receive performance-based allocations based on the unrealized appreciation of the account or Portfolio Fund’s portfolio (as the case may be).  Also, the “high water mark” for a Trading Advisor’s account or the investment in a Portfolio Fund (as the case may be) may not correspond to a Limited Partner’s holding period.  Therefore, the Partnership may pay a performance fee to a Trading Advisor when a Limited Partner has not received the same positive performance for the Partnership as a whole and a Limited Partner may benefit from a “loss carry forward” attributable to a Trading Advisor’s account or a Portfolio Fund (as the case may be) where the Partnership incurred the loss prior to the Limited Partner’s investment.  Furthermore, Trading Advisors are compensated based on the performance of the accounts they trade for the Partnership or the Portfolio Fund they manage (as the case may be).  Consequently, a particular Trading Advisor may receive performance-based compensation in respect of its performance during a period when the Partnership’s overall capital depreciated.  Historically, certain Trading Advisors have required substantial performance fees when the performance of the Partnership as a whole was breakeven or unprofitable.

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

There are no unresolved staff comments.

Item 2:          Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of BRIM, 55 East 52nd Street, New York, New York 10022.  BRIM performs certain administrative services for the Partnership from BlackRock’s offices.

Item 3:                      Legal Proceedings

The Partnership or BRIM is not currently the subject of any material litigation.  BRIM, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of BRIM or the Partnership.

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

(b)                                 Holders:

As of December 31, 2010, there were 3,867, 714, 1,254 and 54 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

(c)                                  Dividends:

The Partnership has made no distributions since trading commenced, nor does BRIM presently intend to make any distributions in the future.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph

Not applicable.  The Partnership has no class of common stock registered under section 12 of the Exchange Act.

(f)                                Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

Unregistered securities are issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Oct-08	$2,570,001	2,449,719	$1.0491
Nov-08	554,999	487,997	1.1373
Dec-08	10,383,749	8,914,620	1.1648

Oct-09	6,952,946	6,276,355	1.1078
Nov-09	11,669,891	10,709,269	1.0897
Dec-09	24,772,912	22,285,816	1.1116

Oct-10	7,150,951	6,620,638	1.0801
Nov-10	4,848,961	4,433,133	1.0938
Dec-10	8,841,940	8,349,330	1.0590

SERIES I

	Subscription
	Amount	Units	NAV
Oct-08	$—	—	$1.1491
Nov-08	—	—	1.2499
Dec-08	—	—	1.2837

Oct-09	9,975	7,978	1.2503
Nov-09	104,997	85,183	1.2326
Dec-09	14,999	11,897	1.2608

Oct-10	145,000	115,740	1.2528
Nov-10	10,000	7,869	1.2707
Dec-10	9,999	8,095	1.2352

(g)   Purchases of Equity Securities by the Issuer:

Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2010:

Series F		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2010	346	$263.54
November 30, 2010	681	254.84
December 31, 2010	750	264.28

Total	1,777

Series A		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2010	1,983,735	$1.0938
November 30, 2010	2,084,591	1.0590
December 31, 2010	2,079,780	1.0968

Total	6,148,106

Series G		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2010	271,578	$1.1414
November 30, 2010	163,288	1.1037
December 31, 2010	391,842	1.1446

Total	826,708

Series I		Redemption Date
Month	Units Redeemed	NAV Per Unit
October 31, 2010	—	$1.2707
November 30, 2010	40,564	1.2352
December 31, 2010	—	1.2798

Total	40,564

Item 6:                      Selected Financial Data

The following unaudited selected financial data has been derived from the audited consolidated financial statements of the Partnership:

Income Statement Data	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Revenues:

Trading Profits (Losses)
Realized	$24,680,503	$(1,275,527)	$55,994,522	$16,070,669	$16,620,657
Change in Unrealized	10,194,641	(3,198,051)	568,553	(4,406,932)	2,030,261
Brokerage Commissions/Clearing costs	(2,678,247)	(1,613,820)	(1,508,796)	(621,832)	—
Total Trading Profits (Losses)	32,196,897	(6,087,398)	55,054,279	11,041,905	18,650,918

Investment Income:

Interest	492,166	906,015	3,051,305	9,194,631	12,178,428

Expenses:
Brokerage Commissions	—	—	—	9,623,405	17,712,085
Profit Shares	4,126,005	1,144,351	9,844,931	2,761,529	2,783,961
Distribution fees	9,553,526	6,767,790	5,554,788	1,766,803	—
Trading Advisors’ management fees	4,558,253	3,162,393	2,520,534	897,433	—
Sponsor fees	4,014,803	2,833,553	2,278,530	739,849	—
Administrative fees	—	—	—	344,493	615,580
Administrator fees	1,009,000	741,000	681,190	279,460	—
Professional fees	705,034	751,701	558,322	108,332	—
Other	392,000	327,923	271,936	86,153	—
Total expenses before waiver	24,358,621	15,728,711	21,710,231	16,607,457	21,111,626
Sponsor fee waiver	—	—	—	(98,165)	—
Total Expenses	24,358,621	15,728,711	21,710,231	16,509,292	21,111,626
Net Investment Loss	(23,866,455)	(14,822,696)	(18,658,926)	(7,314,661)	(8,933,198)

Net Income (Loss)	$8,330,442	$(20,910,094)	$36,395,353	$3,727,244	$9,717,720

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Partnership Net Asset Value	$375,395,713	$275,762,918	$228,085,926	$163,727,870	$227,349,345
Net Asset Value per Series F Unit	$264.28	$259.29	$282.49	$236.19	$230.98
Net Asset Value per Series A Unit	$1.0968	$1.0775	$1.1742	$0.9835	$0.9625
Net Asset Value per Series G Unit	$1.1446	$1.1230	$1.2234	$1.0224	n/a
Net Asset Value per Series I Unit	$1.2798	$1.2255	$1.2972	$1.0520	$1.0010

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$226.51	$224.92	$229.05	$236.59	$235.57	$234.40	$229.73	$224.58	$223.58	$228.48	$228.99	$230.98
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09	$233.86	$231.98	$236.19
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09	$273.51	$280.29	$282.49
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56	$262.19	$267.47	$259.29
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01	$250.37	$256.70	$259.92	$263.54	$254.84	$264.28

BLACKROCK GLOBAL HORIZONS I L.P., SERIES A

December 31, 2010

Type of fund: Multi-advisor; privately-placed

Inception of Trading: February 2004

Aggregate subscriptions:    $506,909,347

Current capital:   $315,434,540

Worst Monthly Drawdown:  (6.75)%  (8/07)

Worst Peak-to-Valley Drawdown:  (11.89)%  (1/09-7/10)

Net Asset Value per Series A, December 31, 2010:   $1.0968

Monthly Rates of Return

Month	2010	2009	2008	2007	2006
January	(2.50)%	0.55%	2.93%	1.53%	2.05%
February	0.25	(0.36)	5.67	(2.79)	(0.66)
March	1.52	(3.70)	(0.21)	(3.35)	1.69
April	(0.67)	(2.89)	(2.74)	3.21	3.18
May	(1.52)	1.43	0.52	3.39	(0.32)
June	0.53	(2.21)	2.76	1.83	(0.50)
July	(1.05)	(0.03)	(3.41)	(2.34)	(2.03)
August	2.53	0.17	(2.26)	(6.75)	(2.19)
September	1.26	1.37	3.63	3.60	(0.45)
October	1.27	(1.63)	8.41	3.43	2.18
November	(3.18)	2.01	2.42	(0.78)	0.22
December	3.57	(3.07)	0.81	1.82	0.81
Compound Annual Rate of Return	1.79%	(8.23)%	19.41%	2.18%	3.90%

BLACKROCK GLOBAL HORIZONS I L.P., SERIES F

December 31, 2010

Type of fund: Multi-advisor; privately-placed

Inception of Trading: January 1994

Aggregate subscriptions:    $323,437,041

Current capital:   $25,662,524

Worst Monthly Drawdown:  (6.75)%  (8/07)

Worst Peak-to-Valley Drawdown:  (11.86)%  (1/09-7/10)

Net Asset Value per Series F (original unit), December 31, 2010:   $264.28

Monthly Rates of Return

Month	2010	2009	2008	2007	2006
January	(2.50)%	0.55%	2.92%	1.59%	2.12%
February	0.25	(0.36)	5.68	(2.85)	(0.70)
March	1.51	(3.70)	(0.20)	(3.36)	1.84
April	(0.67)	(2.88)	(2.74)	3.22	3.29
May	(1.51)	1.44	0.53	3.46	(0.43)
June	0.53	(2.22)	2.78	1.84	(0.50)
July	(1.04)	(0.03)	(3.41)	(2.33)	(1.99)
August	2.53	0.17	(2.26)	(6.75)	(2.24)
September	1.25	1.38	3.67	3.60	(0.45)
October	1.39	(1.64)	8.49	3.44	2.19
November	(3.30)	2.01	2.48	(0.80)	0.22
December	3.70	(3.06)	0.78	1.81	0.87
Compound Annual Rate of Return	1.92%	(8.21)%	19.60%	2.26%	4.13%

BLACKROCK GLOBAL HORIZONS I L.P., SERIES G

December 31, 2010

Type of fund: Multi-advisor; privately-placed

Inception of Trading: January 2007

Aggregate subscriptions:    $44,503,111

Current capital:   $31,056,541

Worst Monthly Drawdown:  (6.74)%  (8/07)

Worst Peak-to-Valley Drawdown:  (11.87)%  (1/09-7/10)

Net Asset Value per Series G, December 31, 2010:   $1.1446

Monthly Rates of Return

Month	2010	2009	2008	2007
January	(2.50)%	0.56%	2.92%	1.52%
February	0.26	(0.37)	5.68	(2.81)
March	1.51	(3.70)	(0.20)	(3.42)
April	(0.67)	(2.88)	(2.74)	3.23
May	(1.52)	1.44	0.54	3.39
June	0.53	(2.22)	2.78	1.84
July	(1.05)	(0.03)	(3.42)	(2.30)
August	2.54	0.18	(2.26)	(6.74)
September	1.25	1.37	3.67	3.64
October	1.39	(1.64)	8.51	3.48
November	(3.30)	2.02	2.48	(0.81)
December	3.71	(3.06)	0.78	1.82
Compound Annual Rate of Return	1.92%	(8.20)%	19.66%	2.24%

BLACKROCK GLOBAL HORIZONS I L.P., SERIES I

December 31, 2010

Type of fund: Multi-advisor; privately-placed

Inception of Trading: March 2004

Aggregate subscriptions:    $11,819,015

Current capital:   $3,282,108

Worst Monthly Drawdown:  (6.48)%  (8/07)

Worst Peak-to-Valley Drawdown:  (8.41)%  (7/07-9/07)

Net Asset Value per Series I, December 31, 2010:   $1.2798

Monthly Rates of Return

Month	2010	2009	2008	2007	2006
January	(2.24)%	0.78%	3.14%	1.77%	2.29%
February	0.50	(0.08)	5.92	(2.53)	(0.41)
March	1.67	(3.42)	0.01	(3.15)	1.90
April	(0.44)	(2.66)	(2.51)	3.48	3.37
May	(1.26)	1.61	0.77	3.58	(0.08)
June	0.74	(1.97)	3.01	2.06	(0.23)
July	(0.76)	0.22	(3.17)	(2.06)	(1.44)
August	2.67	0.39	(2.02)	(6.48)	(2.18)
September	1.42	1.60	4.15	3.87	(0.12)
October	1.43	(1.42)	8.77	3.68	2.21
November	(2.79)	2.29	2.70	(0.65)	0.35
December	3.61	(2.80)	1.05	2.06	0.95
Compound Annual Rate of Return	4.43%	(5.53)%	23.30%	5.09%	6.66%

In addition to the general fact that in speculative futures trading past results are not necessarily indicative of future performance, the Partnership’s multi-Trading Advisor approach has become more diversified over time.  Redemption Charges are not reflected in the Performance Summary.

Notes to Performance Summaries

Monthly Rates of Return are calculated by dividing each month’s net performance by net asset value as of the beginning of such month.

Compound Annual Rate of Return (Compound Rate of Return) means the annual (year-to-date, in the case of partial years, if any) rate of return calculated by compounding the monthly rates of return over the months in a given year or period, i.e.: each monthly rate of return, in hundredths, is added to one and the result is multiplied by the subsequent monthly rate of return similarly expressed; one is then subtracted from the product and the result is multiplied by 100.

Worst Monthly Drawdown represents the largest negative monthly rate of return experienced during the period covered by the Monthly Performance Summary; a drawdown is measured on the basis of month-end net asset values only, and does not reflect intra-month figures.

Worst Peak-to-Valley Drawdown is the largest decline in month-end net asset value (without adjustment for subscriptions and redemptions) without such net asset value being subsequently equaled or exceeded.  For example, if the net asset value dropped (1)% in each of January and February, rose 1% in March and dropped (2)% in April, the Peak-to-Valley Decline would still be continuing at the end of April in the amount of approximately (3)%, whereas if the net asset value had risen approximately 2% or more in March, the Peak-to-Valley Decline would have ended as of the end of February at approximately the (2)% level.  The period indicated for the Worst Peak-to-Valley Decline is the period beginning with the month when the decline began and ending with the month as of the end of which the lowest net asset value during the decline was reached.

Prospective investors should note that the returns experienced by particular investors would have differed from those shown above depending upon several factors, including the timing of individual subscriptions and/or redemptions, differences in allocation methodologies, and differences in fee structures.

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

Heightened stress in the financial system stemming from ongoing issues in residential real estate and structured credit markets, as well as recession-related fears, has led to significant de-leveraging by financial institutions.  However, better access to credit and an easing monetary policy has led to an increase in demand for commodities and a rally in global equities.  However, past market performance is not necessarily indicative of future market performance.

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

BRIM attempts to control credit risk in the Partnership’s futures, forward and options trading by clearing trading through MLPF&S, NUSA, JPMFI, UBS and SSBT.  MLPF&S, NUSA, JPMFI, UBS and SSBT act as a clearing broker or counterparty to the Partnership’s trades; they do not advise with respect to, or direct, any such trading.

BRIM attempts to control the market risk inherent in the Partnership’s trading by BRIM’s multi-advisor strategy and Trading Advisor selections.  BRIM reviews the positions acquired by Trading Advisors trading on behalf of the Partnership (or a subsidiary of the Partnership) on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what BRIM determines as being excessively concentrated in a limited number of markets — in which case BRIM may, as of the next month or quarter-end, adjust the Partnership’s Trading Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. Such position transparency will not generally be available to BRIM with respect to Partnership assets allocated to Portfolio Funds.

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at December 31, 2010.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$2,565,556	$1,694,334	$(306,506)	$3,953,384
Boronia Capital PTY Ltd	3,202,376	502,651	(515,914)	3,189,113
Blackwater Capital Management LLC	2,960,399	1,889,566	(81,828)	4,768,137
Cantab Capital Partners LLP	979,192	1,187,528	(196,449)	1,970,271
Crabel Capital Management LLC	6,025,543	814,149	(376,009)	6,463,683
Mapleridge Capital Corporation	(4,942,528)	5,262	(996,000)	(5,933,266)
Nuwave Investment Corp	579,735	(776,608)	(49,136)	(246,009)
Ortus Capital Management Ltd	7,138,711	3,579,317	—	10,718,028
PIA Capital Management LP	(78,179)	(119,244)	(18,737)	(216,160)
Quantitative Investment Management - Global Program	(203,312)	(155,965)	(88,802)	(448,079)
Winton Capital Management Limited	6,453,010	1,573,651	(48,866)	7,977,795
Total	$24,680,503	$10,194,641	$(2,678,247)	$32,196,897

The weighted average Management Fee rate of the Trading Advisors based on allocations as of December 31, 2010 was 1.38% and the weighted average incentive fee rate was 21%. The range of Management Fees as of December 31, 2010 was 0% to 2.5% (annualized) and the range of incentive fees was 15% to 30%.

BRIM may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, BRIM has not made any distributions to date and does not intend to do so.

Performance Summary

2010

Total Trading
Profit (Loss)

Agriculture	$3,616,443
Currencies	16,094,481
Energy	(8,303,357)
Interest Rates	20,439,681
Metals	5,531,327
Stock Indices	(2,503,431)
34,875,144
Brokerage Commissions/ Clearing Costs	(2,678,247)
$32,196,897

The Partnership posted a gain for the year. Interest rates, currencies, metals and agriculture sectors all contributed to gains while stock indices and energy were the two sectors that posted losses.

Trading in the interest rates sector generated the largest portion of gains for the year. The shift away from risky assets was a predominant theme for bond markets early in the year. In particular, underlying long exposures to Euribor and German bunds profited, perceived as a safer alternative to the more heavily-indebted economies in the Eurozone, chiefly Greece. Range-bound global rates and a lack of clear market direction created a difficult trading environment early in the year. US Treasury trading was mixed throughout the period as rising longer-term yields reflected increased issuance and perceived improvements in the economy, while record-low short-term rates reflected the apparent intention of policy makers to remain accommodative. Increasingly risk-averse investor attitudes during the second quarter contributed to significant gains for underlying managers as investors continued to seek low-risk assets. Underlying long exposures to German bunds, US Treasuries and Japanese government bonds were generally profitable throughout the period as bond yields in many developed countries declined, particularly on poor economic news in China and the US. However, bond prices in peripheral Europe fell as disappointing macroeconomic data reignited worries about sovereign debt in the region, despite the European Union’s and IMF’s announced €75 billion bail-out of Greece. The difference of investor risk perspectives was especially evident in July as certain investors moved away from safe havens into more cyclical assets, only to benefit from investor unease in August as US securities richened and long-term yields dove to early-2009 levels. Managers were challenged toward the end of the year as changing economic data and government policy expectations made rates difficult to navigate. US dollar positions were generally additive early on as quantitative easing initiatives supported the bearish move in US yields, however this backfired for many managers later as yields rose, hurting those who were positioned for a rally in 2- to 10-year Treasuries. Possible drivers for this reversal included improving economic data, rising inflation expectations, crowded quantitative easing expectations and a potential extension of Bush-era tax cuts.

Trading in the currencies sector was the second most profitable sector. Leading the activity was underlying long US dollar exposures versus a troubled euro and a sympathetic UK pound were largely additive during the early part of the year. In particular, continued concerns around Greece’s sovereign debt crisis, and the Eurozone in general, influenced a general sell-off of the euro resulting in seven-month lows against the US dollar. Additional performance gains were generally the result of underlying long exposures to the currencies of commodity-dominant Australia and Canada. During the second quarter, gains from select major currencies trades offset losses in emerging market and minor currency trading. In particular, concerns in Europe continued to drive the decreasing value of the euro to a four-year low against the US dollar, ultimately aiding managers short the euro versus the rallying US dollar. Meanwhile, the Swiss franc experienced a volatile quarter, as the Swiss National Bank sought to prevent significant currency appreciation against the euro, causing a decline in the currency in May, but later improving in June after further intervention was abandoned on improving economic data. Furthermore, long exposures to the Japanese yen profited as the currency spiked to a 15-year high in September before the Japanese monetary authorities intervened to stop the currency’s gains. Short exposures to the US dollar remained a predominant theme for managers, impacting performance as the dollar fluctuated during the fourth quarter. Brewing quantitative easing expectations and mixed economic signals contributed to an 8-month low for the dollar against the euro. However, the financial bailout of Ireland in November, coupled with improving economic and market sentiment in the US, triggered a flight-to-safety strengthening the US dollar against the euro, creating performance gains for underlying positions in the USD versus EUR currency pair.

The metals sector also contributed towards gains for the Partnership. Early on, declines were driven by gold and copper exposures. Most notably, underlying short gold positions generally lost ground as historically low central bank sales and a rebounding market in India and China supported prices. Meanwhile, underlying long nickel exposures helped to partially mitigate losses as the industrial metal’s prices reached 22-month highs in March, bolstered by the improving economic outlook. Platinum also contributed as anticipated demand from a global auto recovery augmented the metal’s performance. Gold was a notable winner for the sector as investors increasingly favored it as a safe haven, with prices rising throughout the second quarter. Copper shorts also contributed as the metal sold off, falling as much as 12% in June before partially recovering. The metals sector experienced positive performance as flight-to-quality long precious metals exposures dominated trades during the second half of the year. Gold experienced its first monthly decline in seven months in July, only to bounce back the following month, breaking through a record $1,300/oz in September as risk-sensitive investors increasingly viewed the metal as a safe haven in the long-term. Silver also bolstered performance later in the year, notably in September when prices hit a 30-year high. As investor sentiment took a turn for the positive, non-ferrous base metals experienced gains as strong demand trends and ongoing supply constraints drove prices higher. In particular, copper and aluminum bolstered performance late in the year. Underlying managers generally ended the year with reduced core positions in gold, which declined late, responding in part to moves in interest rates and the US dollar.

Despite early losses, agriculture based commodity trading proved to also be a profitable sector. Soybeans led losses within a rangebound trading environment for the crop, and wheat hit a five-month low in March due to light demand and higher-than-expected global supply. Corn and wheat exposures proved difficult for short-biased managers when prices rose early in the second quarter on speculation of adverse weather during the growing season. After reports of expanded planting and inventory relaxed prices somewhat, the grains finished on an uptick, again generating losses. Underlying managers in aggregate began to successfully navigate swings in the sector during the third quarter. Wheat dominated activity early in the period, as prices improved nearly twofold in July on news of suspended grain shipments in Russia due to a severe draught. The crop then launched into a period of heightened volatility that culminated in the steepest three-day decline in nearly two years as investors  speculated that importers would cut purchase prices. Grain prices markedly dropped in November on news that China might step up its fight over inflationary pressures, driving down demand expectations. Meanwhile, soybean prices rallied towards year end, surging to their highest levels since August 2008 as analysts projected stronger-than-expected declines in stockpiles due to rising first-half exports resulting from outsized demand from China.

Trading in stock indices detracted from performance, as traders struggled early in the year as European fiscal concerns drove investors to sell risky assets. Following these long-side losses, including notable declines in the Dow Jones Eurostoxx and Hang Seng indices, many underlying managers ultimately reduced net long exposure through stop-loss levels and a reduction in signal strength. This led to further negative underlying manager results when markets strongly rebounded later as investors looked favorably on indications that the EU would support Greece. Additionally, economic data releases appeared to support investor optimism that the economy was on a recovery path, benefiting underlying long US and Japanese exposures particularly. Continued concerns over the European sovereign debt crisis and Chinese policy tightening overshadowed positive developments in corporate profitability and rising economic growth forecasts. Furthermore, the May 6th “flash crash” sell-off, and the May 10th recovery spike resulting from the announcement of the European Union’s and IMF’s planned €75 billion bail-out of Greece contributed to a more than 20-point surge in the VIX during the month. Increasing clarity on a number of sovereign fiscal issues, including US financial reform, the European Union’s financial status and evidence of success in the managed deceleration of China’s economy, drove a rally at the end of July. However, downward revisions to US GDP, persistent unemployment and unrelenting weakness in the housing market led to a market reversal in August, leading to losses for most major indices and peaking correlation for S&P constituents. Following the European Union’s approval in November of a support package for Ireland, mitigating concerns and stabilizing investor sentiment, a broad-based surge in global markets generated strong gains for underlying funds. However, this was not enough to offset previous losses in the year.

The energy sector was the worst performing sector for the Partnership. A commodity sell-off in crude oil and low volatility in natural gas prices created a difficult start to the year, leading many to short the sector. However, sharp reversals in crude oil prices frustrated a number of underlying managers. Oil prices and investor sentiment were on the rise in April, but a sharp reversal occurred in May upon concerns of curbed demand and growing stockpiles in the Eurozone and China, the world’s second largest consumer of oil. Crude oil rallied in June as the US dollar weakened, and natural gas prices gained ground on positive inventory data, however managers added to energy shorts following May’s declines, hurting overall performance. Following losses in July, underlying managers generally repositioned by adding energy shorts, which subsequently profited from further price declines in August. However, many managers experienced significant losses as crude oil rallied nearly 7% due to an improving global growth outlook and faltering US dollar. Gasoil, heating oil and natural gas trading further contributed to losses for the asset class. Energy trading continued to challenge managers toward year end as rallies in crude oil and heating oil were undermined by underlying managers’ short exposures to the commodities. In particular, oil demand in China surged 26 percent in November to a record high of 9.3 million barrels per day as refineries increased processing rates to ease a diesel shortage. By December, underlying managers modified positioning and profited from rising crude oil prices, which hit two-year highs, rising to over $91 per barrel. Furthermore, refined oils experienced a strong finish to the year, led by rising gas oil prices, as cold temperatures boosted demand and decreased inventories.

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

Unlike many investment funds, there is no meaningful distinction in the operations of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors (e.g. regulatory approvals, cost of goods sold, employee relations and the like) which often materially affect an operating business have virtually no impact on the Partnership.

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at MLPF&S, NUSA and at JPMFI (each a “Clearing Broker” and collectively the “Clearing Brokers”) and PTC earns interest on all such assets which are not used for trading.  The low level of interest rates in 2010 in the United States negatively impacted interest income revenues when compared to 2009.   The Partnership estimates that approximately 95% of its assets are earning interest.   For the year ended December 31, 2010, the Partnership earned $492,166 in interest income, or approximately 0.15% of the Partnership’s average month-end net assets. For the year ended December 31, 2009, the Partnership earned $906,015 in interest income, or approximately 0.37% of the Partnership’s average month-end net assets.  The average interest rates for the year ended December 31, 2010 was 0.17%.  The average interest rates for the year ended December 31, 2009 was 0.81%.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of December 31, 2010 when compared to the year ending December, 31 2009 due to the overall increase in the Partnership’s net assets.  For the year ended December 31, 2010, Distribution, Trading Advisors’ management fees and Sponsor Fees increased approximately 42%, when compared to the year ended December 31, 2009.  This is due mostly to a 37% increase in average net assets in the year ended December 31, 2010 when compared to year ended December 31, 2009.  Profit Shares increased for the year ending December 31, 2010, when compared to the year ending December 31, 2009 primarily due to the Partnership’s higher profitability and also more profitable Trading Advisors.

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

Liquidity; Capital Resources

The Partnership may borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits.  Any borrowings would be at a prevailing short-term rate in the relevant currency.  They have been immaterial to the Partnership’s operation to date and are expected to continue to be so.

Substantially all of the Partnership’s assets are currently held in cash except for the net unrealized profit (loss) on open positions.  The Net Asset Value of the Partnership’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends.  Inflation in commodity prices could also generate price movements.

With respect to assets allocated to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership should be able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices.  This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Fund will generally be made approximately ten (10) days following the Redemption Date, although there can be no assurance as to the timing of such payments.

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

The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds.  Instead, the Partnership pays its redemptions with the cash held in its various operating accounts.  Due to the nature of its futures trading, the Partnership has significant amounts of cash available to it.  When it needs to fund redemptions, the General Partner anticipates that it will adjust the net assets allocated to the Partnership’s various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary.  To date the Partnership has been able to satisfy all of its redemption requests in a timely manner, although no assurances can be given that it will be able to do so in the future.

There were no material commitments for capital expenditures as of December 31, 2010, the end of the most recent fiscal year.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector.  The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other.  The following tables indicate the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2010 and 2009. During the fiscal year 2010, the Partnership’s average net assets were $333,087,003. During the fiscal year 2009, the Partnership’s average net assets were $243,952,259.

Fiscal Year 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$456,032	0.14%	$1,266,795	$29,022
Currencies	6,068,562	1.82%	9,492,705	3,436,968
Energy	381,152	0.12%	865,827	84,829
Interest Rates	15,922,922	4.78%	26,554,020	8,096,074
Metals	473,974	0.14%	832,044	49,564
Stock Indices	1,264,308	0.38%	2,897,474	17,393

TOTAL	$24,566,950	7.38%	$41,908,865	$11,713,850

Fiscal Year 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$303,766	0.12%	$951,376	$38,459
Currencies	1,129,613	0.46%	2,342,789	64,665
Energy	167,577	0.07%	361,190	9,197
Interest Rates	13,641,807	5.59%	17,030,988	10,965,172
Metals	393,430	0.16%	1,484,277	5,252
Stock Indices	1,192,986	0.49%	4,663,347	76,124

TOTAL	$16,829,179	6.89%	$26,833,967	$11,158,869

Average, highest and lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts calculated for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

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

Non-Trading Risk

Foreign Currency Balances;Cash on Deposit with MLPF&S, NUSA, JPMFI,UBS, SSBT and PTC

The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are generally immaterial.  The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back to U.S. dollars on a periodic basis.

The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S, NUSA, JPMFI, UBS, SSBT or PTC.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.  This cash flow risk is generally insignificant.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2010, by market sector:

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

Stock Indices

The Partnership has significant equity exposure to G-7 equity index price movements, although as of December 31, 2010, the Partnership’s primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

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

Agriculture Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2010.  In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future.  However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2010.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euros.  The Partnership has minimal exchange rate exposure on these balances.

U.S. Dollar Balances

The Partnership holds its U.S. dollars in cash at MLPF&S, NUSA, JPMFI, UBS, SSBT and PTC.  The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S or NUSA, JPMFI, UBS, SSBT in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

BRIM has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisors selected from time to time for the Partnership, and reviewing outstanding positions for over-concentration both on an Trading Advisor-by-Trading Advisor and on an overall Partnership basis.  While BRIM does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BRIM may reallocate Partnership assets among Trading Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentration.

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

Non-Trading Risk

The Partnership controls the non-trading exchange-rate risk of its foreign currency balances by regularly converting these balances back into U.S. dollars on a periodic basis.

The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S, NUSA, JPMFI, UBS and SSBT in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  BRIM does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S, NUSA, JPMFI, UBS, SSBT and PTC.

Item 8:   Consolidated Financial Statements and Supplementary Data

Consolidated financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2010, 2009 and 2008, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2010 and 2009.  This information has not been audited.

Selected Quarterly Financial Data (unaudited)

BlackRock Global Horizons I L.P.

Net Income by Quarter

Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$13,471,829	$16,058,222	$280,088	$2,878,924	$(4,012,268)	$8,354,272	$(5,274,257)	$(4,249,130)
Total Expenses	7,514,515	6,349,838	5,619,329	4,874,939	3,803,103	4,607,767	3,308,639	4,009,202
Net Income (Loss)	$5,957,314	$9,708,384	$(5,339,241)	$(1,996,015)	$(7,815,371)	$3,746,505	$(8,582,896)	$(8,258,332)

Net Income (Loss) per Series A Unit	$0.0174	$0.0295	$(0.0174)	$(0.0069)	$(0.0328)	$0.0169	$(0.0418)	$(0.0418)
Net Income (Loss) per Series F Unit	$4.30	$6.89	$(4.31)	$(2.10)	$(7.23)	$3.97	$(10.00)	$(9.83)
Net Income (Loss) per Series G Unit	$0.0187	$0.0298	$(0.0187)	$(0.0089)	$(0.0314)	$0.0172	$(0.0434)	$(0.0425)
Net Income (Loss) per Series I Unit	$0.0266	$0.0411	$(0.0114)	$0.0102	$(0.0243)	$0.0309	$(0.0378)	$(0.0291)

Weighted average units Series A	284,670,875	273,646,831	248,806,927	219,302,384	184,732,238	162,511,063	144,293,100	134,318,518
Weighted average units Series F	98,273	100,000	101,826	105,082	107,791	109,811	112,325	117,040
Weighted average units Series G	27,725,166	28,313,021	28,907,866	30,194,766	30,688,580	31,436,315	32,517,854	34,737,080
Weighted average units Series I	2,583,580	2,412,345	2,263,044	1,278,174	860,991	645,990	551,075	490,288

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A: Controls and Procedures

Evaluation of Disclosure and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

PART III

Item 10: Directors, Executive Officers  and Corporate Governance

10(a) and 10(b)               Identification of Directors and Executive Officers:

The Partnership is managed by BlackRock.  Trading decisions are made by the Trading Advisors on behalf of the Partnership.  BlackRock promotes the Partnership and is its controlling persons.

The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2010, and their respective business backgrounds are as follows.

Edward Rzeszowski                                     President of the Partnership (Age 39)

Michael L. Pungello                                  Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 53)

Edward Rzeszowski is the President of the General Partner, a Managing Director of BlackRock, a registered principal of the General Partner since February 2004 and a member of BAA (as described below).  His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage.  He began this position in September 2006.  Previously, Mr. Rzeszowski was a Director with Merrill Lynch’s fund of funds team.  In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. From September 2000 to September 2006, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line.  He became employed with Merrill Lynch in 1995 and has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries.  His additional previous work experience includes OMR Systems Corporation (a financial investments service company) from September 1993 to September 1995, where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

Michael L. Pungello is Chief Financial Officer of the General Partner, a Managing Director of BRIM and a registered principal since November 2006 of the General Partner.  Mr. Pungello was previously the Chief Financial Officer of Merrill Lynch Alternative Investments LLC (“MLAI”).  He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

As of December 31, 2010, BRIM’s general partner interest in the Partnership was valued at $3,705,350.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

(i)                                     Code of Ethics:

BRIM and its affiliates are subject to a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s principal executive officer, principal financial officer and persons performing similar functions.  A copy of the code of ethics is available upon request by calling 609-282-6996.

(j)                                     Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor BRIM has an audit committee.)

Item 11: Executive Compensation

The Partnership’s President and Chief Financial Officer, which are its only officers, managers, or employees, do not receive compensation from the Partnership.  Instead, they are remunerated by BRIM in their respective positions with BRIM.  The Partnership pays Brokerage Commissions to an affiliate of BRIM. BRIM or its affiliates may also receive certain economic benefits from the possession of the Partnership’s U.S. dollar assets in offset accounts. The managers and officers receive no “other compensation” from the Partnership.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or BRIM.

Compensation Committee Interlocks and Insider Participation

Not applicable.

Compensation Committee Report

Not applicable.

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

(a)                                  Securities Authorized for Issuance Under Equity Compensation Plans:

None.

(b)                                 Security Ownership of Certain Beneficial Owners:

Not applicable, the Units are non-voting.  The Partnership is managed by BlackRock Investment Management, LLC, its General Partner.

(c)                                  Security Ownership of Management:

As of December 31, 2010, BRIM holdings were $3,705,350, which was approximately 1% of the December 31, 2010 net asset value.

(d)                                 Changes in Control:

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)                                  Transactions with Related Persons, Promoters and Certain Control Persons

The Partnership pays indirectly Merrill Lynch through MLPF&S and BRIM substantial brokerage commissions and administrative fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

In 2010, the Partnership expensed:  (i) Sponsor Fees of $4,014,803 to BRIM; (ii) Clearing costs of $324,377 to MLPF&S; (iii) Distribution fees of $9,553,526 to BRIM (iv) Administrator fees for transfer agency services of $338,000 to PNC formerly an affiliate of BRIM until June 30, 2010 and (v) Printing fees of $131,000 to PNC formerly an affiliate of BRIM until June 30, 2010 and (vi) Custody fees for custodian services of $4,000 to PTC formerly an affiliate of BRIM until June 30, 2010.  In addition, BRIM and Merrill Lynch and its affiliates may have derived certain economic benefits from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

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

(b)                                 Review, Approval or Ratification of Transactions with Related Persons:

All of the service providers to the Partnership, other than the Trading Advisors, NUSA, JPMFI, UBS and SS&C are affiliates of BRIM or Merrill Lynch.  BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares.  However, none of the fees paid by the Partnership to any BRIM or Merrill Lynch party were negotiated, and they are likely higher than those that may have been obtained in arm’s-length bargaining.   SS&C provides administrative services to the Partnership and is paid by the Partnership. PNC, formerly an affiliate of BRIM until June 30, 2010, was the Transfer Agent of the Partnership and is paid by the Partnership.

The Partnership is prohibited from making any loans, to management or otherwise.  No loans have been, are or will be outstanding between BRIM or any of its principals and the Partnership.

(c)                                  Transactions with Promoters:

BRIM pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.

(d)                                 Director Independence:

Not applicable.

Item 14: Principal Accounting Fees and Services

1)              Audit Fees

Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2010 were $165,000.  Aggregate fees for these services for the year ended December 31, 2009 were $155,000.

2)              Audit-Related Fees

There were no other audit-related fees for the years ended December 31, 2010 or 2009 related to the Partnership.

3)              Tax Fees

Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2010 are estimated to be $300,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2009 were $235,000.

4)              All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2010 or 2009 for any other professional services in relation to the Partnership.

5)              Pre-Approval Policies

Although BRIM and the Partnership do not have pre-approval policies, the Chief Financial Officer of the Partnership pre-approves the engagement of the Partnership’s independent registered public accounting firm for all services to be provided by them.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.                                                   Consolidated Financial Statements (found in Exhibit 13.01):

Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009	2

For the years ended December 31, 2010, 2009 and 2008:
Consolidated Statements of Operations	3
Consolidated Statements of Changes in Partners’ Capital	4
Consolidated Financial Data Highlights	5-7

Notes to Consolidated Financial Statements	8-22

2.                                                   Consolidated Financial Statement Schedules:

Consolidated Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto.

3.                                       Exhibits required by Item 601 of Regulation S-K:

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

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Registration Statement.

3.01(ii)	Ninth Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant’s report Form 10-K for the year ended December 31, 2004.

10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.

Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.01(e):	Advisory Agreement between the Partnership, BRIM and Gleneagles Global Horizons, LLC, dated December 14, 2010*

Exhibit 10.01(e):	Is filed herewith.

10.01(f):	Advisory Agreement between Alamo Global Horizons, LLC, BRIM and Abraham Trading Co., dated March 29, 2010.*

Exhibit 10.01(f):	Is incorporated herein by reference from Exhibit 10.01(e) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(g):	Advisory Agreement between BRIM, Boolean Global Horizons, LLC, and Boronia Capital Pty Ltd dated, March 26, 2010.*

Exhibit 10.01(g):	Is incorporated herein by reference from Exhibit 10.01(f) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(h):	Advisory Agreement between Breakout Global Horizons, LLC, BRIM and Blackwater Capital Management, LLC, dated March 23, 2010.*

Exhibit 10.01(h):	Is incorporated herein by reference from Exhibit 10.01(g) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(i):	Advisory Agreement between BRIM, Cambridge Global Horizons, LLC, and Cantab Capital Partners LLP, dated March 25, 2010.*

Exhibit 10.01(i):	Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(j):	Advisory Agreement between the BRIM, Colby Global Horizons, LLC, and Crabel Capital Management, LLC, dated March 30, 2010.*

Exhibit 10.01(j):	Is incorporated herein by reference from Exhibit 10.01(i) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(k):	Advisory Agreement between the BRIM, Mapleleaf Global Horizons, LLC and Mapleridge Capital Corporation, dated March 25, 2010.*

Exhibit 10.01(k):	Is incorporated herein by reference from Exhibit 10.01(j) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(l):	Advisory Agreement between the BRIM, Nets Global Horizons, LLC and Nuwave Investment Management LLC, dated March 25, 2010.*

Exhibit 10.01(l):	Is incorporated herein by reference from Exhibit 10.01(k) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(m):	Advisory Agreement between the BRIM, Orion Global Horizons, LLC and Ortus Capital Management Limited, dated March 26, 2010.*

Exhibit 10.01(m):	Is incorporated herein by reference from Exhibit 10.01(l) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(n):	Advisory Agreement between Quantum Global Horizons, LLC, BRIM and Quantitative Investment Management, LLC, dated March 25, 2010.*

Exhibit 10.01(n):	Is incorporated herein by reference from Exhibit 10.01(n) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.01(o):	Advisory Agreement between the BRIM, Warrior Global Horizons, LLC and Winton Capital Management Limited, dated March 29, 2010.*

Exhibit 10.01(o):	Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant’s report Form 10-K for the year ended December 31, 2009.

10.02	Form of Consulting Agreement between each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S or NUSA.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.05	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit D).

10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

10.07	Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

21.01	Subsidiaries of Registrant

Exhibit 21.01	Is filed herewith.

28.01	Prospectus of the Partnership dated December 6, 1995.

Exhibit 28.01:

Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-88994) on Form S-1, effective December 6, 1995).

31.01 and

31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

Exhibit 32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

*Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24.b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2011	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: March 25, 2011	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)

BLACKROCK GLOBAL HORIZONS I L.P.

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 10.01(e)	Advisory Agreement between the Partnership, BRIM and Gleneagles Global Horizons, LLC, dated December 14, 2010.*

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 21.01	Subsidiaries of Registrant

Exhibit 31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exihibit 32.01 and 32.02	Sections 1350 Certifications