Form 10-Q
period 2011-03-31
BlackRock Global Horizons I L.P.
filed 2011-05-13
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR March 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$296,827,871	$292,600,273
Equity in commodity futures trading accounts:
Cash (restricted cash $37,595,424 and $30,299,187)	84,792,219	80,889,133
Net unrealized profit/market value on open contracts/options	6,189,036	11,011,532
Accrued interest and other assets	37,141	47,090

TOTAL ASSETS	$387,846,267	$384,548,028

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss/market value on open contracts/options	$1,794,656	$836,750
Redemptions payable	7,977,516	2,920,771
Profit Shares payable	252,650	2,826,765
Distribution fees payable	947,422	906,196
Trading Advisors’ management fees payable	463,515	422,572
Sponsor fees payable	399,052	381,761
Administrator fees payable	439,500	282,914
Professional fees payable	544,686	521,140
Other fees payable	97,054	53,446

Total liabilities	12,916,051	9,152,315

PARTNERS’ CAPITAL:
General Partner (3,119,296 and 2,935,456 Units)	3,843,702	3,705,350
Limited Partners (319,987,597 and 314,444,048 Units)	371,086,514	371,690,363

Total partners’ capital	374,930,216	375,395,713

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$387,846,267	$384,548,028

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2011	2010
TRADING PROFITS (LOSSES):

Realized	$5,827,473	$(1,896,627)
Change in unrealized	(5,241,337)	5,237,835
Brokerage commissions and clearing costs	(763,905)	(528,627)

Total trading profits (losses)	(177,769)	2,812,581

INVESTMENT INCOME:
Interest	116,344	66,343

EXPENSES:
Distribution fees	2,852,248	2,117,497
Trading Advisors’ management fees	1,381,288	1,038,228
Sponsor fees	1,199,320	888,028
Profit Shares	293,056	254,927
Administrator fees	273,000	226,000
Professional fees	156,259	196,259
Other	115,500	154,000
Total expenses	6,270,671	4,874,939

NET INVESTMENT LOSS	(6,154,327)	(4,808,596)

NET LOSS	$(6,332,096)	$(1,996,015)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:(1)

Weighted average number of General Partner and Limited Partner Units outstanding
Series A	297,988,615	219,302,384
Series F	96,347	105,082
Series G	26,951,719	30,194,766
Series I	2,574,311	1,278,174

Net income (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0181)	$(0.0069)
Series F	$(4.31)	$(2.10)
Series G	$(0.0187)	$(0.0089)
Series I	$(0.0123)	$0.0102

See notes to consolidated financial statements.

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month periods ended March 31, 2011 and 2010 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	229,150,870	$2,846,697	$272,916,221	$275,762,918

Additions	38,230,314	300,000	40,409,627	40,709,627

Net loss	—	(16,523)	(1,979,492)	(1,996,015)

Redemptions	(12,497,324)	—	(14,093,391)	(14,093,391)

PARTNERS’ CAPITAL, March 31, 2010	254,883,860	$3,130,174	$297,252,965	$300,383,139

PARTNERS’ CAPITAL, December 31, 2010	317,379,504	$3,705,350	$371,690,363	375,395,713

Additions	21,094,984	199,999	22,863,732	23,063,731

Net loss	—	(61,647)	(6,270,449)	(6,332,096)

Redemptions	(15,367,595)	—	(17,197,132)	(17,197,132)

PARTNERS’ CAPITAL, March 31, 2011	323,106,893	$3,843,702	$371,086,514	$374,930,216

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$1.0968	$264.28	$1.1446	$1.2798

Realized trading profits	0.0183	4.06	0.0176	0.0197
Change in unrealized trading losses	(0.0166)	(3.65)	(0.0158)	(0.0178)
Interest	0.0003	0.08	0.0003	0.0004
Expenses	(0.0200)	(4.83)	(0.0209)	(0.0146)

Net asset value, end of period	$1.0788	$259.94	$1.1258	$1.2675

Total Return:

Total return (before Profit Shares)	-1.57%	-1.57%	-1.57%	-0.77%
Profit Shares	-0.08%	-0.07%	-0.07%	-0.20%
Total return	-1.64%	-1.64%	-1.64%	-0.96%

Ratios to Average Net Assets:(1) (2)

Expenses (before Profit Shares)	7.03%	7.03%	7.03%	3.80%
Profit Shares	0.08%	0.08%	0.07%	0.20%
Expenses	7.11%	7.11%	7.10%	4.00%

Net investment loss	-6.99%	-6.99%	-6.98%	-3.87%

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

The interim financial information at March 31, 2011 and for the periods ended March 31, 2011 and 2010 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of BlackRock Global Horizons I L.P. (the “Partnership”) for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, for the year ended December 31, 2010.

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

PFPC Trust Company (“PTC”), an affiliate of the General Partner through July 1, 2010, provides custody services for the Partnership. The Partnership’s assets are held in cash and customer segregated accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”),  an affiliate of the General Partner, Newedge USA, LLC (“NUSA”), J.P. Morgan Inc. (“JPMFI”), UBS AG (“UBS”),  State Street Bank and Trust (“SSBT”) and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”). As of March 31, 2011, there were no assets held in any Portfolio Funds.

The General Partner has formed a number of subsidiaries to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The primary purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. The General Partner anticipates that in the future other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor. Transactions between consolidated subsidiaries, to the extent they occur, are eliminated upon consolidation.

Valuation

The Partnership’s policy is to value its financial instruments at fair market value. The Partnership’s commodities futures contracts traded on exchanges are valued at their close price. Foreign currency exchange contracts are valued at the midpoint between the bid and ask prices and are determined as of the close of business of the New York Stock Exchange. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. Exchange-traded written options are valued at the mean between the last bid and ask prices at the close of the options market in which the options trade. An exchange-traded option for which there is no mean price is valued at the prior day’s close price, unless it is determined that the prior day’s price no longer reflects the fair value of the option. Over-the-counter (“OTC”) options are valued by single broker quotes which use mathematical models which incorporates a number of market data factors, such as the trades and prices of the underlying instruments.

Net Unrealized Profit (Loss)/Market Value on Open Contracts/Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, NUSA, JPMFI, UBS, and SSBT each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, NUSA, JPMFI, and UBS (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, NUSA, JPMFI, and UBS these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit/market value on open contracts/options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss/market value on open contracts/options.

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

Income Taxes

No provision for income taxes has been made in these consolidated financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

There are no uncertain tax positions which require recognition or measurement in the Partnership’s condensed Consolidated Financial Statements.

Distributions

The Limited Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership.  No such distributions have been declared for the three-month periods ended March 31, 2011 and 2010.

2.               PARTNERS’ CAPITAL

At March 31, 2011 and December 31, 2010, the Net Asset Values of the different series of Units were:

March 31, 2011	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$317,179,976	294,009,146	$1.0788
Series F	24,737,619	95,165	$259.94
Series G	29,784,369	26,455,632	$1.1258
Series I	3,228,252	2,546,950	$1.2675
Total Partners’ Capital	$374,930,216	323,106,893

December 31, 2010	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$315,434,540	287,584,054	$1.0968
Series F	25,622,524	96,954	$264.28
Series G	31,056,541	27,133,939	$1.1446
Series I	3,282,108	2,564,557	$1.2798
Total Partners’ Capital	$375,395,713	317,379,504

3.               FAIR VALUE DISCLOSURES

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

Level 1 — Price quotations (unadjusted) in active markets/exchanges for identical instruments.

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

Level 3 — Primarily inputs and significant assumptions that are unobservable in the market place.  Level 3 includes instruments for which there is little, if any, market activity.  These inputs require significant judgment or estimation by the General Partner of the Partnership.

There were no Level 3 assets held at March 31, 2011 and December 31, 2010 during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of March 31, 2011 and December 31, 2010.

		Fair Value at Reporting Date Using
Description	3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$296,827,871	$296,827,871	$—
Futures (1)	3,391,590	3,391,590	—
Forwards (1)	1,783,832	—	1,783,832
Options (1)	(781,042)	—	(781,042)
	$301,222,251	$300,219,461	$1,002,790

Description	12/31/2010
Cash Equivalents	$292,600,273	$292,600,273	$—
Futures (1)	7,156,999	7,156,999	—
Forwards (1)	3,019,683	—	3,019,683
Options (1)	(1,900)	—	(1,900)
	$302,775,055	$299,757,272	$3,017,783

(1) See the condensed consolidated schedules of investments in Note 4 for the values in each commodity industry sector within this table.

4.   DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership, through its Trading Advisors, trades in the international futures, forwards and options markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner to subsidiaries managed by the Trading Advisors on behalf of the Partnership, applying proprietary strategies in numerous markets.

The Partnership, through its Trading Advisors, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at March 31, 2011, organized by market sector:

Agricultural.  The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership, through its Trading Advisors, trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energy.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven countries (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”).  However, the Partnership, through its Trading Advisors, also may hold positions in futures contracts on the government debt of other nations.

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

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such open derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss)/market value on such derivative contracts as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts are traded.  Investments in foreign markets may also entail legal and political risks.

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

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The market value of cash and cash equivalents held to satisfy such requirements at March 31, 2011 and December 31, 2010 was $37,595,424 $30,299,187 respectively, which equals 10.03% and 8.07% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards, and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended March 31, 2011, 110,697 contracts were closed, respectively.  The fair value of options held as of March 31, 2011 includes premiums paid of $304,403 and received of $845,658. The fair value of the Partnership’s futures, forwards, and options contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of March 31, 2011 are as follows:

				Long Positions					Short Positions		Net Unrealized
	Long Positions			Unrealized		Short Positions			Unrealized		Profit (Loss)/
Commodity	Number			Profit (Loss)/	Percent of	Number			Profit (Loss)/	Percent of	Market Value on	Percent of
Industry Sector	of Contracts	Gross Unrealized		Market Value	Net Assets	of Contracts	Gross Unrealized		Market Value	Net Assets	Open Contracts/Options	Net Assets	Maturity Dates

Futures		Gains	Losses				Gains	Losses
Agriculture	1,236	$1,498,140	$(247,153)	$1,250,987	0.33%	(360)	$84,215	$(668,391)	$(584,176)	-0.16%	$666,811	0.17%	May 11 - August 11
Currencies	1,706	1,394,407	(282,189)	1,112,218	0.30%	(249)	130,096	(16,182)	113,914	0.03%	1,226,132	0.33%	April 11 - June 11
Energy	890	1,855,921	(6,580)	1,849,341	0.49%	(379)	40	(1,001,008)	(1,000,968)	-0.27%	848,373	0.22%	April 11 - October 11
Interest rates	4,984	148,638	(690,037)	(541,399)	-0.14%	(2,473)	800,311	(241,896)	558,415	0.15%	17,016	0.01%	April 11 - June 13
Metals	894	1,596,362	(871,398)	724,964	0.19%	(477)	289,727	(1,133,190)	(843,463)	-0.22%	(118,499)	-0.03%	April 11 - February 12
Stock indices	1,475	1,764,486	(97,030)	1,667,456	0.44%	(833)	42,232	(957,931)	(915,699)	-0.24%	751,757	0.20%	April 11 - June 11
Subtotal	11,185	8,257,954	(2,194,387)	6,063,567	1.61%	(4,771)	1,346,621	(4,018,598)	(2,671,977)	-0.71%	3,391,590	0.90%

Forwards
Currencies		4,282,902	(2,411,117)	1,871,785	0.50%		3,191,240	(3,279,193)	(87,953)	-0.02%	1,783,832	0.48%	April 11 - September 11
Subtotal		4,282,902	(2,411,117)	1,871,785	0.50%		3,191,240	(3,279,193)	(87,953)	-0.02%	1,783,832	0.48%

Options
Currencies		86,258	—	86,258	0.02%		—	(641,829)	(641,829)	-0.17%	(555,571)	-0.15%	April 11 - September 11
Energy	—	—	—	—	0.00%	(11)	—	(61,490)	(61,490)	-0.02%	(61,490)	-0.02%	May 11
Interest Rates	189	30,844	—	30,844	0.01%	(462)	—	(163,395)	(163,395)	-0.04%	(132,551)	-0.03%	April 11 - September 11
Stock indices	25	31,914	—	31,914	0.01%	(101)	—	(63,344)	(63,344)	-0.02%	(31,430)	-0.01%	April 11 - June 11
Subtotal	214	149,016	—	149,016	0.04%	(574)	—	(930,058)	(930,058)	-0.25%	(781,042)	-0.21%

Total	11,399	$12,689,872	$(4,605,504)	$8,084,368	2.15%	(5,345)	$4,537,861	$(8,227,849)	$(3,689,988)	-0.98%	$4,394,380	1.17%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of March 31, 2011.

The Partnership trades futures, forwards, and options contracts. The level of trading is affected by conditions in those markets. During the year ended December 31, 2010, 547,419 contracts were closed. The fair value of the Partnership’s futures, forwards, and options contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of December 31, 2010 are as follows:

				Long Positions					Short Positions		Net Unrealized
	Long Positions			Unrealized		Short Positions			Unrealized		Profit (Loss)/
Commodity	Number			Profit (Loss)/	Percent of	Number			Profit (Loss)/	Percent of	Market Value on	Percent of
Industry Sector	of Contracts	Gross Unrealized		Market Value	Net Assets	of Contracts	Gross Unrealized		Market Value	Net Assets	Open Contracts/Options	Net Assets	Maturity Dates

Futures		Gains	Losses				Gains	Losses
Agriculture	1,885	$2,648,562	$(82,267)	$2,566,295	0.68%	(243)	$—	$(917,686)	$(917,686)	-0.24%	$1,648,609	0.44%	January 11 - June 11
Currencies	1,301	2,128,950	(64,615)	2,064,335	0.55%	(348)	67,761	(165,042)	(97,281)	-0.03%	1,967,054	0.52%	January 11 - March 11
Energy	596	1,036,864	(122,523)	914,341	0.25%	(158)	6,925	(186,976)	(180,051)	-0.05%	734,290	0.20%	January 11 - July 11
Interest rates	3,535	918,017	(38,715)	879,302	0.24%	(731)	356,924	(240,344)	116,580	0.03%	995,882	0.27%	January 11 - December 12
Metals	1,034	4,619,730	(97,797)	4,521,933	1.20%	(666)	41,164	(3,233,011)	(3,191,847)	-0.85%	1,330,086	0.35%	January 11 - April 11
Stock indices	2,071	701,119	(418,004)	283,115	0.08%	(392)	234,291	(36,328)	197,963	0.05%	481,078	0.13%	January 11 - March 11
Subtotal	10,422	12,053,242	(823,921)	11,229,321	3.00%	(2,538)	707,065	(4,779,387)	(4,072,322)	-1.09%	7,156,999	1.91%

Forwards
Currencies		3,910,819	(2,433,754)	1,477,065	0.39%		3,697,767	(2,155,149)	1,542,618	0.41%	3,019,683	0.80%	January 11 - June 11
Subtotal		3,910,819	(2,433,754)	1,477,065	0.39%		3,697,767	(2,155,149)	1,542,618	0.41%	3,019,683	0.80%

Options
Stock indices	4	2,065	—	2,065	0.00%	(4)	—	(3,965)	(3,965)	0.00%	(1,900)	0.00%	January 11 - March 11
Subtotal	4	2,065	—	2,065	0.00%	(4)	—	(3,965)	(3,965)	0.00%	(1,900)	0.00%

Total	10,426	$15,966,126	$(3,257,675)	$12,708,451	3.39%	(2,542)	$4,404,832	$(6,938,501)	$(2,533,669)	-0.68%	$10,174,782	2.71%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2010.

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month period ended March 31, 2011 and 2010 are as follows:

March, 31 2011

		Change in Net
Commodity	Realized Profits	Unrealized	Net Trading
Industry Sector	(Losses)	Profits (Losses)	Profits (Losses)

Futures
Agriculture	$940,772	$(981,798)	$(41,026)
Currencies	(23,681)	(740,922)	(764,603)
Energy	4,301,798	114,083	4,415,881
Interest rates	(4,254,878)	(978,866)	(5,233,744)
Metals	1,956,464	(1,448,585)	507,879
Stock indices	158,011	270,679	428,690
Subtotal	3,078,486	(3,765,409)	(686,923)

Forwards
Currencies	1,318,030	(1,235,851)	82,179
	1,318,030	(1,235,851)	82,179
Options
Currencies	658,047	(223,801)	434,246
Energy	56,078	(24,883)	31,195
Interest rates	485,593	4,734	490,327
Metals	4,386	—	4,386
Stock indices	226,853	3,873	230,726
Subtotal	1,430,957	(240,077)	1,190,880

Total	$5,827,473	$(5,241,337)	$586,136

March 31, 2010

		Change in Net
Commodity	Realized Profits	Unrealized	Net Trading
Industry Sector	(Losses)	Profits (Losses)	Profits (Losses)

Futures
Agriculture	$(1,220,922)	$84,701	$(1,136,221)
Currencies	(524)	457,572	457,048
Energy	(2,231,319)	942,451	(1,288,868)
Interest rates	784,015	918,892	1,702,907
Metals	876,343	(913,712)	(37,369)
Stock indices	1,334,398	297,607	1,632,005
Subtotal	(458,009)	1,787,511	1,329,502

Forwards
Currencies	(1,333,320)	3,365,982	2,032,662
Subtotal	(1,333,320)	3,365,982	2,032,662

Options
Agriculture	(68,414)	68,414	—
Currencies	(34,479)	12,331	(22,148)
Energy	(7,990)	7,990	—
Metals	5,585	(4,393)	1,192
Subtotal	(105,298)	84,342	(20,956)

Total	$(1,896,627)	$5,237,835	$3,341,208

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

As of March 31, 2011 and December 31, 2010, $4,783,733 and $5,565,891, respectively, was held in trading accounts at MLPF&S.  For the three-month periods ended March 31, 2011 and 2010, the Partnership incurred $14,247 and $77,342 respectively, for brokerage commissions payable to MLPF&S.

PTC provides custody services for the Partnership. As of March 31, 2011 and December 31, 2010, $296,827,871 and $292,600,273, respectively, was held in custody at PTC and invested in an affiliated BlackRock money market fund.

Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing on realized and unrealized losses on the Partnership’s non-U.S. dollar denominated positions.  Such amounts are netted against interest income due to the insignificance of such amounts.

6.   RECENT ACCOUNTING PRONOUNCEMENT

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06 to improve disclosures about fair value measurements which will require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for consolidated financial statements for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 and January 1, 2011 of the applicable additional disclosure requirements of ASU 2010-06 did not materially impact the Partnership’s financial statements.

7.   SUBSEQUENT EVENTS

The General Partner has evaluated the impact of all subsequent events of the Partnership through the date these consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, other than as described below.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors (known as Commodity Pool Operators or “CPO”), the portion of the Partnership’s assets that each controlled as of March 1, 2011, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Capital Management	Systematic	Long-term trend-following	9.10%	Not Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend-following	9.10%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.75%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	8.95%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	8.40%	Registered	Not Registered

G Capital Fund Management LLC	Discretionary	Fundemental Global Macro	8.30%	Exempt CPO	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term trend-following and mean reversion	8.00%	Registered	Not Registered

Nuwave Investment Management LLC	Systematic	Medium-term pattern recognition	6.80%	Registered	Registered

Ortus Capital Management Ltd	Systematic	Medium-term econometric	9.95%	Not Registered	Not Registered

Quantitative Investment Management - Global Program	Systematic	Short-term pattern recognition	7.60%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	14.55%	Registered	Not Registered

Cash			0.50%

*The cash is held at clearing brokers and with PTC, the Fund’s custodian.

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

Term. The advisory agreements will be automatically renewed for successive year periods, on the same terms, unless terminated by either the relevant Trading Advisor or the Partnership (or a subsidiary of the Partnership). Most Trading Advisor may terminate the advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons.  The General Partner may terminate the advisory agreements as of any month-end.

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Capital Management: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; Mapleridge Capital Corporation: $1,000,000; NuWave Investment Management, LLC: $5,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2010	$252.82	$253.45	$257.28
2011	$262.13	$263.54	$259.94

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at March 31, 2011.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$1,006,698	$(1,353,084)	$(73,136)	$(419,522)
Blackwater Capital Management LLC	3,457,097	(2,012,873)	(27,352)	1,416,872
Boronia Capital PTY Ltd	(149,916)	(916,796)	(191,725)	(1,258,437)
Cantab Capital Partners LLP	1,702,729	338,306	(58,841)	1,982,194
Crabel Capital Management LLC	(741,842)	(346,769)	(94,286)	(1,182,897)
G Capital Fund Management LLC	263,326	(25,012)	(10,942)	227,372
Mapleridge Capital Corporation	(2,072,761)	121,419	(230,943)	(2,182,285)
Nuwave Investment Management LLC	(1,463,817)	332,372	(14,247)	(1,145,692)
Ortus Capital Management Ltd.	1,914,643	(1,570,216)	—	344,427
Quantitative Investment Management - Global Program	(318,335)	957,014	(51,838)	586,841
Winton Capital Management Limited	2,229,651	(765,698)	(10,595)	1,453,358
Total	$5,827,473	$(5,241,337)	$(763,905)	$(177,769)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of March 31, 2011 was 1.44% and the weighted average Profit Share was 21%. The range of Management Fees as of March 31, 2011 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2011 to March 31, 2011

The Partnership posted a slight net loss for the first quarter in a period marked by a number of significant geopolitical developments around the world, including escalating turmoil in the Middle East and North Africa, and the earthquake, tsunami and ensuing nuclear catastrophe in Japan. Even as the repercussions of these events were felt around the world, global economies showed signs of resilience. By the period’s end, market valuations held their ground as corporate profits remained strong and manufacturing data and capital expenditures were on the rise despite escalating oil prices. Meanwhile, the US labor market seemed to turn a corner as private sector job creation posted impressive figures as overall unemployment dropped. In Japan, investors were optimistic on reconstruction opportunities. Throughout the quarter, market volatility remained low relative to recent years. In general, asset classes offered somewhat mixed results for the Fund during the first quarter, with energy, equities, metals, agricultures and foreign exchange posting profits, while fixed income activity an underperformed.

Increasing civil unrest in the Middle East and Africa created volatility for oil markets during the first quarter, fueling concerns of supply disruptions amid fears over the potential for tighter supplies should the economy continue to recover. Oil prices had already climbed in January as a result of a colder-than-expected winter in the Northern Hemisphere when dramatic political events in oil-producing countries erupted. These price movements were exacerbated in March following the events in Japan, in which the nuclear plant crisis was seen as a possible trigger for increased demand in fossil fuel consumption. Managers benefited from the price movements during the latter half of the quarter, but experienced some losses from short exposures to natural gas, the price of which managers had expected to decline on growing production surpluses.

Equity strategies experienced a positive quarter, helped primarily by ongoing improvement in corporate fundamentals and resurgence in shareholder-centered corporate activity. The asset class declined in March as broader Japanese indices sold off substantially amidst the tragedy, and as concerns resurfaced around the long-term solvency of peripheral Europe. However, despite broader global uncertainty, the US stock market remained relatively stable even as a near-government shutdown dominated headlines domestically. In particular, long exposures to the S&P 500 were profitable for underlying funds throughout the quarter, while long exposures to the Eurostoxx were positive early, but lost ground as the index declined nearly 300 points in mid-March.

Even as sentiment generally improved during the quarter, precious metals continued to rise as inflation-wary investors continued to see value in safe haven assets. Furthermore, the political contention over the US budget in March coupled with renewed problems with Portugal and Ireland in the eurozone also drove some to the precious metals complex. Silver in particular benefited, increasing more than 30 percent, advancing both from its status as an alternative currency and as an industrial metal. Gold prices were also up on the quarter despite a choppy March, responding in particular to the weakening US dollar mid-quarter. Long gold continued to be a significant portfolio holding during the first quarter. Meanwhile, nickel prices traded at a 52-week high in late-February, but fell off throughout the remainder of the period.

After a strong start, performance for agricultural holdings tapered off throughout the rest of the quarter, even as retail food prices soared for consumers. Wheat prices experienced 29-month highs in late January due largely to increased global demand for milling wheat, and spot prices for corn rose above the $6.50 mark for the first time since July 2008, but prices for both grains fell off in March. Sugar prices also peaked in January and dropped substantially throughout the quarter prompted by expanded production internationally, particularly in Thailand and an earlier-than-expected harvest in Brazil. Meanwhile, livestock prices, particular in cattle, were generally on the rise as supplies were tight and exports to Japan and Asia in general increased following the natural disaster.

Amidst foreign exchange activity, managers entered the period predominantly short the US dollar, a position largely maintained throughout the quarter. This exposure generally hurt performance in January, impacted by positive fourth quarter 2010 GDP reports and an increased demand for safe assets as social unrest unfurled in Egypt.  However, short dollar trades were generally beneficial through the rest of the period. Meanwhile, long holdings in both the euro and Swedish krona strengthened as the focal point of geopolitical tensions swung from European economies to the Middle East early in the quarter, and commodity rich currencies, including the Australian and Canadian dollars, benefited against the US dollar as managers tactically traded around economic data and regional inflation concerns. Following the natural disaster in March, activity was focused around the Japanese yen, which rapidly appreciated in the wake of the crisis, but depreciated at month-end as central banks worked to provide some economic relief to the region.

Fixed income activity continued to challenge underlying managers as they were positioned for a general lack of conviction around Treasury securities. However, Treasury prices generally stood their ground as global tensions simmered, US economic reports painted a modestly positive picture, and many investors speculated that turmoil in the Middle East and North Africa would not derail US economic recovery. During the period, underlying managers lost money on short exposures to 30-Year Treasurys and 10-year German bunds in February as well as 5- and 10-year Treasurys in March, which experienced mid-month reversals. Underlying managers generally reversed their positioning within the space over the course of the month, ending the period net short the 10-year and net long the 5-year Treasury.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and PTC earns interest on all such assets which are not used for trading.  The improved level of interest rates in 2011 in the United States positively impacted interest income revenues.   The Partnership estimates that approximately 90% of its assets are earning interest.   For the three months ended March 31, 2011 and 2010 the Partnership earned $116,344 and $66,343, respectively, in interest income, or approximately 0.03% and 0.02%, respectively, of the Partnership’s average month-end net assets. The average interest rates for the three month periods ended March 31, 2011 and 2010 were 0.16% and 0.11%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of March 31, 2011 when compared to the same period ending March 31, 2010 due to the overall increase in the Partnership’s net assets.  For the three month period ended March 31, 2011, distribution fees, Trading Advisors’ management fees and Sponsor fees increased approximately 33% and 35%, respectively when compared to the three month period ended March 31, 2010.  This is due mostly to a 31% increase in average net assets in the three month periods ended March 31, 2011 when compared to three months ended March 31, 2010, partially offset by the variation of the level of traded assets during the respective periods.  Profit Shares increased for the period ending March 31, 2011, when compared to the period ending March 31, 2010 primarily due to slightly more profitable Trading Advisors.

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

There were no material commitments for capital expenditures as of March 31, 2011, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended March 31, 2011. During this period, the Partnership’s average capitalization was $384,995,771.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,437,653	0.37%	$1,807,484	$985,528
Currencies	14,316,807	3.72%	17,343,450	12,022,424
Energy	1,129,538	0.30%	1,416,199	813,273
Interest Rates	15,397,559	4.00%	18,873,733	9,498,555
Metals	1,042,622	0.27%	1,557,649	440,183
Stock Indices	2,541,286	0.66%	3,537,936	1,605,383

TOTAL	$35,865,465	9.32%	$44,536,451	$25,365,346

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended March 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

No material changes.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-11	$7,464,928	6,806,098	$1.0968
Feb-11	6,735,971	6,191,719	1.0879
Mar-11	8,792,934	8,042,563	1.0933

SERIES I

	Subscription
	Amount	Units	NAV
Jan-11	$29,899	23,362	$1.2798
Feb-11	—	—	—
Mar-11	39,999	31,242	1.2803

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2011:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2011	417	$262.13	$109,308
February 28, 2011	988	263.54	260,378
March 31, 2011	384	259.94	99,817

Total	1,789		$469,503

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2011	2,027,626	$1.0879	$2,205,854
February 28, 2011	5,575,359	1.0933	6,095,540
March 31, 2011	7,012,303	1.0788	7,564,873

Total	14,615,288		$15,866,267

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2011	134,072	$1.1353	$152,212
February 28, 2011	278,516	1.1414	317,898
March 31, 2011	265,719	1.1258	299,146

Total	678,307		$769,256

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2011	16,225	$1.2719	$20,636
February 28, 2011	39,635	1.2803	50,745
March 31, 2011	16,351	1.2675	20,725

Total	72,211		$92,106

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

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 13, 2011	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 13, 2011	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)