Form 10-Q
period 2011-06-30
BlackRock Global Horizons I L.P.
filed 2011-08-12
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR June 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$281,456,538	$292,600,273
Equity in commodity futures trading accounts:
Cash (restricted cash $30,429,829 and $30,299,187)	70,583,467	80,889,133
Investment in U.S. Treasury bill (maturity July 14, 2011)	3,999,992	—
Net unrealized profit / market value on open contracts / options	1,098,799	11,011,532
Investment in Non-Consolidated LLC (cost $28,570,514 and $0) (See note 4)	26,353,347	—
Accrued interest and other assets	18,158	47,090

TOTAL ASSETS	$383,510,301	$384,548,028

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options	$2,678,703	$836,750
Due to Investment in Non-Consolidated LLC	212,732	—
Redemptions payable	4,980,732	2,920,771
Profit Shares payable	380,971	2,826,765
Distribution fees payable	909,032	906,196
Trading Advisors’ management fees payable	449,997	422,572
Sponsor fees payable	383,052	381,761
Administrator fees payable	326,417	282,914
Professional fees payable	445,575	521,140
Other fees payable	131,160	53,446

Total liabilities	10,898,371	9,152,315

PARTNERS’ CAPITAL:
General Partner (3,119,296 and 2,935,456 Units)	3,711,791	3,705,350
Limited Partners (330,525,235 and 314,444,048 Units)	368,900,139	371,690,363

Total partners’ capital	372,611,930	375,395,713

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$383,510,301	$384,548,028

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
TRADING PROFITS (LOSSES):

Realized	$1,169,146	$1,166,294	$6,996,619	$(730,333)
Change in unrealized	(5,858,980)	(306,156)	(11,100,317)	4,931,679
Change in value of investment in Non-Consolidated LLC (2)	(2,217,166)	—	(2,217,166)	—
Brokerage commissions and clearing costs	(630,498)	(682,955)	(1,394,403)	(1,211,582)

Total trading profits (losses)	(7,537,498)	177,183	(7,715,267)	2,989,764

INVESTMENT INCOME:
Interest	62,914	102,905	179,258	169,248

EXPENSES:
Distribution fees	2,699,224	2,296,120	5,551,472	4,413,617
Trading Advisors’ management fees	1,383,318	1,107,226	2,764,606	2,145,454
Sponsor fees	1,135,163	965,429	2,334,483	1,853,457
Profit Shares	318,793	725,296	611,849	980,223
Administrator fees	276,940	240,000	549,940	466,000
Professional fees	147,599	186,258	303,858	382,517
Other	116,344	99,000	231,844	253,000

Total expenses	6,077,381	5,619,329	12,348,052	10,494,268

NET INVESTMENT LOSS	(6,014,467)	(5,516,424)	(12,168,794)	(10,325,020)

NET LOSS	$(13,551,965)	$(5,339,241)	$(19,884,061)	$(7,335,256)

NET LOSS PER UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	307,193,411	248,806,927	302,591,013	234,054,656
Series F	94,738	101,826	95,543	103,454
Series G	26,297,047	28,907,866	26,624,383	29,551,316
Series I	2,654,107	2,263,044	2,614,206	1,770,609

Net loss per weighted average General Partner and Limited Partner Unit
Series A	$(0.0378)	$(0.0174)	$(0.0561)	$(0.0250)
Series F	$(8.90)	$(4.31)	$(13.1735)	$(6.3778)
Series G	$(0.0385)	$(0.0187)	$(0.0569)	$(0.0274)
Series I	$(0.0362)	$(0.0114)	$(0.0489)	$(0.0072)

See notes to consolidated financial statements.

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net loss per weighted average Unit.  The weighted average number of Units outstanding for the three-month and six-month periods ended June 30, 2011 and 2010 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of income and expenses from its investment in Non-Consolidated LLC.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	229,150,870	$2,846,697	$272,916,221	$275,762,918

Additions	78,709,661	300,000	83,396,057	83,696,057

Net loss	—	(67,740)	(7,267,516)	(7,335,256)

Redemptions	(20,360,076)	—	(22,918,616)	(22,918,616)

PARTNERS’ CAPITAL, June 30, 2010	287,500,455	$3,078,957	$326,126,146	$329,205,103

PARTNERS’ CAPITAL, December 31, 2010	317,379,504	$3,705,350	$371,690,363	$375,395,713

Additions	43,018,120	199,999	46,695,156	46,895,155

Net loss	—	(193,558)	(19,690,503)	(19,884,061)

Redemptions	(26,753,093)	—	(29,794,877)	(29,794,877)

PARTNERS’ CAPITAL, June 30, 2011	333,644,531	$3,711,791	$368,900,139	$372,611,930

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$1.0968	$264.28	$1.1446	$1.2798

Realized trading profits	0.0193	4.64	0.0201	0.0226
Change in unrealized trading losses	(0.0302)	(7.26)	(0.0315)	(0.0357)
Change in value of investment in Non-Consolidated LLC (3)	(0.0061)	(1.48)	(0.0064)	(0.0068)
Interest	0.0005	0.12	0.0005	0.0006
Expenses	(0.0388)	(9.33)	(0.0403)	(0.0270)

Net asset value, end of period	$1.0415	$250.97	$1.0870	$1.2335

Total Return: (3)

Total return (before Profit Shares)	-4.92%	-4.91%	-4.91%	-3.38%
Profit Shares	-0.17%	-0.16%	-0.16%	-0.29%
Total return	-5.04%	-5.04%	-5.03%	-3.62%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	6.78%	6.79%	6.79%	3.66%
Profit Shares	0.16%	0.16%	0.16%	0.25%
Expenses	6.94%	6.95%	6.95%	3.91%

Net investment loss	-6.85%	-6.85%	-6.85%	-3.82%

(1) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Consolidated Statement of Operations.

(2) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

(3) Includes the Partnership’s proportionate share of income and expenses from its investment in Non-Consolidated LLC.

(4) Excludes the Partnership’s proportionate share of expenses from its investment in Non-Consolidated LLC. If the Partnership’s proportionate share of expenses from its investment in Non-Consolidated LLC were included, the ratios for Expenses (before Profit Shares), Expenses and Net Investment loss for Series A, Series F and Series G are 6.91%, 7.07%, and (6.97)% respectively and for Series I are 3.71%, 3.96% and (3.87)% respectively. The Profit Share ratios were unchanged as there were no profit shares associated with the investment in Non-Consolidated LLC.

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

The interim financial information at June 30, 2011 and for the periods ended June 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of BlackRock Global Horizons I L.P. (the “Partnership”) for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

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

The General Partner has formed a number of subsidiaries in the form of limited liability companies (“LLCs”) to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The primary purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. However, within each subsidiary, there will be no segregation of liabilities of the Partnership and any other funds or accounts that allocate assets to the same subsidiary of the Partnership.

Other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor. Transactions between consolidated subsidiaries, to the extent they occur, are eliminated upon consolidation. The Partnership’s pro-rata share of its investments in a subsidiary which may have investments from other funds and accounts managed by the General Partner or its affiliates will not be consolidated.

Effective May 1, 2011, other funds managed by the General Partner invested in a subsidiary of the Partnership. As a result, the Partnership’s pro-rata share of its investment in such subsidiary was not consolidated; instead, the Partnership’s interest in such subsidiary (the “Non-Consolidated LLC”) was presented as Investment in Non-Consolidated LLC (“Investment in Non-Consolidated LLC”) on the Consolidated Statement of Financial Condition.

BNY Mellon Investment Servicing Trust Company (“BNY Mellon Trust”) provides custody services for the Partnership. The subsidiaries assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”, formerly J.P. Morgan Futures Inc.), UBS Securities LLC (“UBS Securities”), and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust (“SSBT”). As of June 30, 2011, there were no assets held in any Portfolio Funds.

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

The value of Investment in Non-Consolidated LLC is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLC plus any other assets and less any other liabilities held by the Non-Consolidated LLC. The Non-Consolidated LLC’s valuation policy is the same as that of the Partnership discussed above. Changes in the value of Investment in Non-Consolidated LLC is reflected in the Consolidated Statement of Operations as change in value of Investment in Non-Consolidated LLC, and includes the Partnership’s proportionate share of the Non-Consolidiated LLC’s income and expenses.

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, UBS Securities, UBS AG (“UBS”), and SSBT each acting as the Partnership’s clearing brokers or derivatives counterparties.

Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, and UBS Securities (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, and UBS Securities these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit/ market value on open contracts/ options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss/ market value on open contracts/ options. Receivables and payables are netted by Trading Advisor, as appropriate under US GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

Distributions

The Limited Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership.  No such distributions have been declared for the six-month periods ended June 30, 2011 and 2010.

2.               PARTNERS’ CAPITAL

At June 30, 2011 and December 31, 2010, the Net Asset Values of the different series of Units were:

June 30, 2011	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$317,851,251	305,190,177	$1.0415
Series F	23,544,302	93,813	$250.97
Series G	27,935,375	25,700,541	$1.0870
Series I	3,281,002	2,660,000	$1.2335
Total Partners’ Capital	$372,611,930	333,644,531

December 31, 2010	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$315,434,540	287,584,054	$1.0968
Series F	25,622,524	96,954	$264.28
Series G	31,056,541	27,133,939	$1.1446
Series I	3,282,108	2,564,557	$1.2798
Total Partners’ Capital	$375,395,713	317,379,504

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

Level 2 — Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly.  Level 2 includes quoted prices (unadjusted) for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable or that can be generally corroborated by observable market data, such as those used in models or other valuation methodologies. As a practical expedient, the Partnership relies on the NAV (or its equivalent) of certain investments as their fair value.

Level 3 — Primarily inputs and significant assumptions that are unobservable in the market place.  Level 3 includes instruments for which there is little, if any, market activity.  These inputs require significant judgment or estimation by the General Partner of the Partnership.

There were no Level 3 assets held at June 30, 2011, December 31, 2010 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of June 30, 2011 and December 31, 2010.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Description	June 30, 2011	(Level 1)	(Level 2)
Cash Equivalents	$281,456,538	$281,456,538	$—
Investment in Non-Consolidated LLC (1)	26,353,347	—	26,353,347
Futures (1)	(860,945)	(860,945)	—
Forwards (1)	96,296	—	96,296
Options (1)	(815,255)	(201,540)	(613,715)
U.S. Treasury bill (1)	3,999,992	—	3,999,992
	$310,229,973	$280,394,053	$29,835,920

Description	December 31, 2010
Cash Equivalents	$292,600,273	$292,600,273	$—
Futures (1)	7,156,999	7,156,999	—
Forwards (1)	3,019,683	—	3,019,683
Options (1)	(1,900)	—	(1,900)
	$302,775,055	$299,757,272	$3,017,783

(1) See the condensed consolidated schedules of investments in Note 4 for the values in each commodity industry sector within this table.

There were no significant transfers between Level 1 and Level 2 during the period.

4.   INVESTMENTS, DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

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

The Partnership, through its Trading Advisors, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at June 30, 2011, organized by market sector:

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

The Partnership, through the trading activities of the Trading Advisors, also engages in the speculative trading of forward currency contracts. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers.

The Partnership may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Consolidated Statements of Financial Condition and marked to market daily.

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

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such open derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss)/ market value on such derivative contracts as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts are traded.  Investments in foreign markets may also entail legal and political risks.

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

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The market value of cash and cash equivalents held to satisfy such requirements at June 30, 2011 and December 31, 2010 was $30,429,829 and $30,299,187 respectively, which equals 8.17% and 8.07% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards, and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended June 30, 2011, 199,467 futures and options contracts were closed.  The fair value of options held as of June 30, 2011 includes premiums paid of $104,791 and received of $760,853. The fair value of the Partnership’s futures, forwards, and options contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of June 30, 2011 are as follows:

				Long Positions					Short Positions		Net Unrealized Profit
	Long Positions			Unrealized		Short Positions			Unrealized		(Loss)/Market Value
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	616	$262,069	$(357,428)	$(95,359)	-0.02%	(623)	$693,634	$(381,697)	$311,937	0.08%	$216,578	0.06%	July 11- Mar 12
Currencies	879	553,062	(210,232)	342,830	0.09%	(151)	20,723	(65,930)	(45,207)	-0.01%	297,623	0.08%	July 11- Sep 11
Energy	750	191,035	(1,900,747)	(1,709,712)	-0.46%	(767)	1,818,864	(381,382)	1,437,482	0.39%	(272,230)	-0.07%	July 11- Jan 12
Interest rates	7,024	1,019,364	(1,589,588)	(570,224)	-0.15%	(1,099)	364,856	(89,400)	275,456	0.07%	(294,768)	-0.08%	July 11- June 13
Metals	689	649,701	(1,278,895)	(629,194)	-0.17%	(599)	746,465	(1,121,703)	(375,238)	-0.10%	(1,004,432)	-0.27%	July 11- June 12
Stock indices	882	1,218,459	(8,810)	1,209,649	0.32%	(721)	58	(1,013,423)	(1,013,365)	-0.27%	196,284	0.05%	July 11- Sep 11
Subtotal	10,840	3,893,690	(5,345,700)	(1,452,010)	-0.39%	(3,960)	3,644,600	(3,053,535)	591,065	0.16%	(860,945)	-0.23%

Forwards
Currencies		2,928,617	(2,181,540)	747,077	0.21%		2,114,222	(2,765,003)	(650,781)	-0.18%	96,296	0.03%	July 11- Sep 11
Subtotal		2,928,617	(2,181,540)	747,077	0.21%		2,114,222	(2,765,003)	(650,781)	-0.18%	96,296	0.03%

Options
Currencies	—	49,187	—	49,187	0.01%	—	—	(756,964)	(756,964)	-0.20%	(707,777)	-0.19%	July 11- Sep 11
Interest Rates	276	40,256	—	40,256	0.01%	(444)	—	(108,294)	(108,294)	-0.03%	(68,038)	-0.02%	July 11- Sep 11
Stock indices	20	25,910	—	25,910	0.01%	(58)	—	(65,350)	(65,350)	-0.02%	(39,440)	-0.01%	July 11- Sep 11
Subtotal	296	115,353	—	115,353	0.03%	(502)	—	(930,608)	(930,608)	-0.25%	(815,255)	-0.22%

Total	11,136	$6,937,660	$(7,527,240)	$(589,580)	-0.15%	(4,462)	$5,758,822	$(6,749,146)	$(990,324)	-0.27%	$(1,579,904)	-0.42%

U.S. Treasury Obligations	Rate	Maturity	Par	Value
U.S. Treasury bill (1)	0.015%	July 14, 2011	$4,000,000	$3,999,992

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of June 30, 2011.

The Partnership’s investment in the Non-Consolidated LLC represents approximately 61.99% of the net asset value of that subsidiary at June 30, 2011. The Partnership recorded its change in value of its investments in the Non-Consolidated LLC in the Consolidated Statements of Operations, which includes its proportionate share of each item of income and expenses from the investment in the Non-Consolidated LLC. The Trading Advisor for the Non-Consolidated LLC does not charge a management fee, receives profit shares of 30% of any net capital appreciation, if any. The Partnership, and other funds managed by the General Partner, may redeem their investment in the Non-Consolidated LLC as of any month end.

(1) Rate shown is the discount rate paid at the time of purchase.

The Partnership trades futures, forwards, and options contracts. The level of trading is affected by conditions in those markets. During the year ended December 31, 2010, 547,419 contracts were closed. The fair value of the Partnership’s futures, forwards, and option contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of December 31, 2010 are as follows:

				Long Positions					Short Positions		Net Unrealized Profit
	Long Positions			Unrealized		Short Positions			Unrealized		(Loss)/Market Value
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	1,885	$2,648,562	$(82,267)	$2,566,295	0.68%	(243)	$—	$(917,686)	$(917,686)	-0.24%	$1,648,609	0.44%	January 11 - June 11
Currencies	1,301	2,128,950	(64,615)	2,064,335	0.55%	(348)	67,761	(165,042)	(97,281)	-0.03%	1,967,054	0.52%	January 11 - March 11
Energy	596	1,036,864	(122,523)	914,341	0.25%	(158)	6,925	(186,976)	(180,051)	-0.05%	734,290	0.20%	January 11 - July 11
Interest rates	3,535	918,017	(38,715)	879,302	0.24%	(731)	356,924	(240,344)	116,580	0.03%	995,882	0.27%	January 11 - December 12
Metals	1,034	4,619,730	(97,797)	4,521,933	1.20%	(666)	41,164	(3,233,011)	(3,191,847)	-0.85%	1,330,086	0.35%	January 11 - April 11
Stock indices	2,071	701,119	(418,004)	283,115	0.08%	(392)	234,291	(36,328)	197,963	0.05%	481,078	0.13%	January 11 - March 11
Subtotal	10,422	12,053,242	(823,921)	11,229,321	3.00%	(2,538)	707,065	(4,779,387)	(4,072,322)	-1.09%	7,156,999	1.91%

Forwards
Currencies		3,910,819	(2,433,754)	1,477,065	0.39%		3,697,767	(2,155,149)	1,542,618	0.41%	3,019,683	0.80%	January 11 - June 11
Subtotal		3,910,819	(2,433,754)	1,477,065	0.39%		3,697,767	(2,155,149)	1,542,618	0.41%	3,019,683	0.80%

Options
Stock indices	4	2,065	—	2,065	0.00%	(4)	—	(3,965)	(3,965)	0.00%	(1,900)	0.00%	January 11 - March 11
Subtotal	4	2,065	—	2,065	0.00%	(4)	—	(3,965)	(3,965)	0.00%	(1,900)	0.00%

Total	10,426	$15,966,126	$(3,257,675)	$12,708,451	3.39%	(2,542)	$4,404,832	$(6,938,501)	$(2,533,669)	-0.68%	$10,174,782	2.71%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2010.

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month period ended June 30, 2011 and 2010 are as follows:

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(3,124,502)	$(450,233)	$(3,574,735)
Currencies	3,128,426	(928,509)	2,199,917
Energy	(1,389,601)	(1,120,603)	(2,510,204)
Interest rates	3,745,564	(311,784)	3,433,780
Metals	(1,655,060)	(885,933)	(2,540,993)
Stock indices	(4,346,486)	(555,473)	(4,901,959)
Subtotal	(3,641,659)	(4,252,535)	(7,894,194)

Forwards
Currencies	3,614,278	(1,687,536)	1,926,742
Subtotal	3,614,278	(1,687,536)	1,926,742

Options
Currencies	487,916	91,278	579,194
Energy	136,653	24,883	161,536
Interest Rates	449,136	(16,217)	432,919
Metals	(8,950)	—	(8,950)
Stock Indices	131,772	(18,853)	112,919
Subtotal	1,196,527	81,091	1,277,618

Total	$1,169,146	$(5,858,980)	$(4,689,834)

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,118,906)	$(978,682)	$(3,097,588)
Currencies	312,304	(829,447)	(517,143)
Energy	(1,143,538)	(1,022,293)	(2,165,831)
Interest rates	8,610,735	2,869,208	11,479,943
Metals	(83,951)	(250,959)	(334,910)
Stock indices	(5,056,498)	(1,059,487)	(6,115,985)
Subtotal	520,146	(1,271,660)	(751,514)

Forwards
Currencies	649,940	1,004,846	1,654,786
Subtotal	649,940	1,004,846	1,654,786

Options
Agriculture	49,489	(49,489)	—
Currencies	(96,539)	4,754	(91,785)
Energy	(1,000)	1,000	—
Metals	44,258	4,393	48,651
Subtotal	(3,792)	(39,342)	(43,134)

Total	$1,166,294	$(306,156)	$860,138

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the six month period ended June 30, 2011 and 2010 are as follows:

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,183,730)	$(1,432,031)	$(3,615,761)
Currencies	3,104,745	(1,669,431)	1,435,314
Energy	2,912,197	(1,006,520)	1,905,677
Interest rates	(509,314)	(1,290,650)	(1,799,964)
Metals	301,404	(2,334,518)	(2,033,114)
Stock indices	(4,188,475)	(284,794)	(4,473,269)
Subtotal	(563,173)	(8,017,944)	(8,581,117)

Forwards
Currencies	4,932,308	(2,923,387)	2,008,921
Subtotal	4,932,308	(2,923,387)	2,008,921

Options
Currencies	1,145,963	(132,523)	1,013,440
Energy	192,731	—	192,731
Interest Rates	934,729	(11,483)	923,246
Metals	(4,564)	—	(4,564)
Stock Indices	358,625	(14,980)	343,645
Subtotal	2,627,484	(158,986)	2,468,498

Total	$6,996,619	$(11,100,317)	$(4,103,698)

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(3,339,828)	$(893,981)	$(4,233,809)
Currencies	311,780	(371,875)	(60,095)
Energy	(3,374,857)	(79,842)	(3,454,699)
Interest rates	9,394,750	3,788,100	13,182,850
Metals	792,392	(1,164,671)	(372,279)
Stock indices	(3,722,100)	(761,880)	(4,483,980)
Subtotal	62,137	515,851	577,988

Forwards
Currencies	(683,380)	4,370,828	3,687,448
Subtotal	(683,380)	4,370,828	3,687,448

Options
Agriculture	(18,925)	18,925	—
Currencies	(131,018)	17,085	(113,933)
Energy	(8,990)	8,990	—
Metals	49,843	—	49,843
Subtotal	(109,090)	45,000	(64,090)

Total	$(730,333)	$4,931,679	$4,201,346

5.   RELATED PARTY TRANSACTIONS

Some of the Partnership’s U.S. dollar assets are maintained at MLPF&S, an affiliate of the General Partner until June 1, 2011.  MLPF&S is a wholly owned subsidiary of Merrill Lynch, which in turn had maintained a significant ownership interest in BlackRock until June 1, 2011. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its net gains actually held by MLPF&S in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

As of May 31, 2011 and December 31, 2010, $4,883,043 and $5,565,891, respectively, was held in trading accounts at MLPF&S.  For the two-month period ended May 31, 2011 and three-month period ended June 30, 2010, the Partnership incurred $9,076 and $96,545 respectively, for brokerage commissions payable to MLPF&S. For the five-month period ended May 31, 2011 and the six-month period ended June 30, 2010, the Partnership incurred $23,324 and $173,887 respectively, for brokerage commissions payable to MLPF&S.

As of June 30, 2011 and December 31, 2010, $281,456,538 and $292,600,273, were invested in an affiliated BlackRock money market fund.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06 to improve disclosures about fair value measurements which will require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 and January 1, 2011 of the applicable additional disclosure requirements of ASU 2010-06 did not materially impact the Partnership’s financial statements.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement and disclosure (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. Many of the amendments in ASU 2011-04 are not intended to result in a change in current measurement or disclosure requirements under ASC 820. Certain amendments are intended to clarify FASB’s intent about the application of the existing fair value measurement guidance under ASC 820 and could change how an entity applies the guidance within ASC 820, including: the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, and fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments also expand the disclosure requirements of ASC 820 for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures in place and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The General Partner is evaluating the impact of this guidance on the financial statements and disclosures.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of June 1, 2011, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Capital Management	Systematic	Long-term trend-following	8.45%	Not Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend-following	9.00%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.50%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	9.00%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	7.50%	Registered	Not Registered

G Capital Fund Management LLC	Discretionary	Fundemental Global Macro	9.20%	Exempt CPO	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term trend-following and mean reversion	6.50%	Registered	Not Registered

NuWave Investment Management LLC	Systematic	Medium-term pattern recognition	7.25%	Registered	Registered

Ortus Capital Management Ltd	Systematic	Medium-term econometric	9.95%	Exempt CPO	Not Registered

Quantitative Investment Management - Global Program **	Systematic	Short-term pattern recognition	7.00%	Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	14.55%	Registered	Not Registered

Cash			3.10%

*The cash is held at clearing brokers and with BNY Mellon Trust and SSBT, the Partnership’s custodians.

** Currently reflected on the Partnership’s consolidated financial statements as Investment in Non-Consolidated LLC.

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

The General Partner has, in its discretion, formed one or more subsidiaries to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. Other funds or accounts managed by BRIM or its affiliates may also allocate capital to these subsidiaries, pari passu with the Partnership, in order to consolidate investments with a Trading Advisor into a single entity. Potential benefits of aggregating investments in subsidiaries include preservation of high water marks, greater liquidity with respect to the account of the subsidiary (e.g., with respect to lock-ups), reduced fees (e.g., redemption fees) and efficiency associated with subscriptions and redemptions. The collective nature of these subsidiaries also has potential costs, risks and conflicts, particularly at times when the Partnership, other funds or accounts managed by BRIM and/or the applicable Trading Advisor(s) are experiencing sustained or high levels of redemption pressure or markets are illiquid. There is no limitation on the amount or number of such funds or accounts or the amount of their respective allocation to any such subsidiary and such allocations may be significant. There will be no segregation of liabilities between the Partnership and any other such funds or accounts that allocate assets to the same subsidiary as the Partnership. When investing in a subsidiary, no management fees or performance-based compensation will be charged to the Partnership by any subsidiary; however, such subsidiary will be charged management fees and performance-based compensation by the Trading Advisors. However, the value of the Partnership’s investments in any subsidiary will be included in the calculation and assessment of the Partnership’s Sponsor’s Fee and the Partnership will pay its pro rata portion of such subsidiary’s expenses, including fees and expenses of the applicable Trading Advisor. As a result, the Partnership may be subject to higher operating expenses than if the Partnership allocated capital to Trading Advisors directly.

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

Term. The advisory agreements will be automatically renewed for successive year periods, on the same terms, unless terminated by either the relevant Trading Advisor or the Partnership (or a subsidiary of the Partnership). In most instances, a Trading Advisor may terminate its advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons.  The General Partner may terminate the advisory agreements as of any month-end.

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

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at June 30, 2011.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$980,389	$(2,252,061)	$(113,231)	$(1,384,903)
Blackwater Capital Management LLC	3,670,943	(2,587,216)	(50,243)	1,033,484
Boronia Capital PTY Ltd	(936,451)	(490,580)	(371,259)	(1,798,290)
Cantab Capital Partners LLP	3,021,916	(742,094)	(138,512)	2,141,310
Crabel Capital Management LLC	(2,365,546)	(893,154)	(201,301)	(3,460,001)
G Capital Fund Management LLC	1,106,813	236,738	(17,510)	1,326,041
Mapleridge Capital Corporation	(3,823,327)	201,025	(385,541)	(4,007,843)
NuWave Investment Management LLC	(1,282,085)	(15,642)	(32,263)	(1,329,990)
Ortus Capital Management Ltd.	4,403,818	(2,407,756)	—	1,996,062
Quantitative Investment Management - Global Program (1)	(315,086)	(221,678)	(61,325)	(598,089)
Winton Capital Management Limited	2,535,235	(1,927,899)	(23,218)	584,118

Total	$6,996,619	$(11,100,317)	$(1,394,403)	$(5,498,101)

(1) This includes the Partnership’s total net trading profit (loss) from this Non-Consolidated LLC through April 30, 2011 (see Note 1 to the Consolidated Financial Statements).

The weighted average Management Fee rate of the Trading Advisors based on allocations as of June 30, 2011 was 1.46% and the weighted average Profit Share was 21%. The range of Management Fees as of June 30, 2011 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2011 to June 30, 2011

January 1, 2011 to March 31, 2011

The Partnership posted a slight net loss for the first quarter in a period marked by a number of significant geopolitical developments around the world, including escalating turmoil in the Middle East and North Africa, and the earthquake, tsunami and ensuing nuclear catastrophe in Japan. Even as the repercussions of these events were felt around the world, global economies showed signs of resilience. By the period’s end, market valuations held their ground as corporate profits remained strong and manufacturing data and capital expenditures were on the rise despite escalating oil prices. Meanwhile, the US labor market seemed to turn a corner as private sector job creation posted impressive figures as overall unemployment dropped. In Japan, investors were optimistic on reconstruction opportunities. Throughout the quarter, market volatility remained low relative to recent years. In general, asset classes offered somewhat mixed results for the Partnership during the first quarter, with energy, equities, metals, agricultures and foreign exchange posting profits, while fixed income activity underperformed.

Increasing civil unrest in the Middle East and Africa created volatility for oil markets during the first quarter, fueling concerns of supply disruptions amid fears over the potential for tighter supplies should the economy continue to recover. Oil prices had already climbed in January as a result of a colder-than-expected winter in the Northern Hemisphere when dramatic political events in oil-producing countries erupted. These price movements were exacerbated in March following the events in Japan, in which the nuclear plant crisis was seen as a possible trigger for increased demand in fossil fuel consumption. Trading Advisors benefited from the price movements during the latter half of the quarter, but experienced some losses from short exposures to natural gas, the price of which Trading Advisors had expected to decline on growing production surpluses.

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

Amidst foreign exchange activity, Trading Advisors entered the period predominantly short the US dollar, a position largely maintained throughout the quarter. This exposure generally hurt performance in January, impacted by positive fourth quarter 2010 GDP reports and an increased demand for safe assets as social unrest unfurled in Egypt.  However, short dollar trades were generally beneficial through the rest of the period. Meanwhile, long holdings in both the euro and Swedish krona strengthened as the focal point of geopolitical tensions swung from European economies to the Middle East early in the quarter, and commodity rich currencies, including the Australian and Canadian dollars, benefited against the US dollar as Trading Advisors tactically traded around economic data and regional inflation concerns. Following the natural disaster in March, activity was focused around the Japanese yen, which rapidly appreciated in the wake of the crisis, but depreciated at month-end as central banks worked to provide some economic relief to the region.

Fixed income activity continued to challenge Trading Advisors as they were positioned for a general lack of conviction around Treasury securities. However, Treasury prices generally stood their ground as global tensions simmered, US economic reports painted a modestly positive picture, and many investors speculated that turmoil in the Middle East and North Africa would not derail US economic recovery. During the period, Trading Advisors lost money on short exposures to 30-Year Treasurys and 10-year German bunds in February as well as 5- and 10-year Treasurys in March, which experienced mid-month reversals. Trading Advisors generally reversed their positioning within the space over the course of the month, ending the period net short the 10-year and net long the 5-year Treasury.

April 1, 2011 to June 30, 2011

The Partnership posted a net loss for the second quarter in a period marked by a number of significant geopolitical developments throughout the world. Renewed concerns over peripheral Europe and weaker-than-expected economic growth in the US were among the factors that contributed to a downturn in risk assets.  The market once again turned its attention to fiscal problems in Greece, as the European Central Bank stepped up financial and political efforts to preserve investor confidence in Greek sovereign debt and, by extension, held back from putting financial pressure on other heavily indebted countries, such as Portugal, Spain and Italy.  While it seems increasingly likely that some form of debt restructuring will occur in Greece, investors appear to worry that the turmoil in Greece may only be a precursor to more challenging situations in coming months. Developments in the US did little to quell investor concerns.  Weak job growth reports during the period disappointed investors, a prolonged stand-off between the two major political parties over raising the budget ceiling prodded unease over the possibility of a technical default on US debt, and the end of the second round of quantitative easing by the US Federal Reserve bank fueled worries that the US economy may not have reached a sufficient and self-sustaining level of growth in the absence of further government support.

Fixed income activity was the greatest contributor to the Partnership’s performance for the quarter, helped primarily by US dollar-based positions. 10-year Treasury yields steadily fell from 3.47% at the end of the first quarter to 3.18% at the end of June, as investors fled risk assets toward the safety of Treasury securities, benefiting Trading Advisors with net long exposures to long-end Treasury assets. Treasury prices continued to rise amid growing discomfort with the potential for a Greek default as well as over skepticism over the US economic recovery. However, in the last few days in the quarter, a relief rally in equity and credit markets prompted a sharp shift from Treasurys to risk assets, causing a 30bp spike in 10-Year yields. As a result, certain Trading Advisors gave back some gains late in the quarter.

With respect to foreign exchange holdings, performance for the quarter was roughly flat. Trading Advisors were predominantly short the US dollar, anticipating the consequences of an accommodative monetary stance combined with persistently weak economic growth. This stance persisted throughout the quarter, and was accretive to performance early in the period, but caused losses later in the quarter, notably as long exposure to the euro detracted, and as long Australian dollar holdings traded down against the US dollar more than 4% in May. Toward quarter-end, long holdings in the New Zealand dollar versus the US dollar also lost ground, but long US dollar holdings against the yen helped to mitigate overall losses for the period as the dollar gradually strengthened as the quarter came to a close.

After modest appreciation in April, performance in the energy sector finished the quarter down slightly. Overall, Trading Advisors took a bullish view of the space and expressed this primarily through positions in crude oil and natural gas. Trading Advisors holding positions in West Texas Intermediate crude oil (WTI) and Brent crude oil saw the price spread between the two remain wide early in the quarter, driven by a glut of supply of WTI coming to the Cushing, Oklahoma facility (a major price settlement point for WTI) from Canada, and Middle Eastern stress driving up prices for Brent. Furthermore, as energy prices declined through May and June, momentum models for several Trading Advisors drove a gradual shift toward net short exposures. However, this tactical shift hurt overall results in late June, as investor optimism drove a sharp rally in energy prices in the final trading days of the quarter.

Holdings in metals modestly detracted from performance over the quarter. Early in the quarter, Trading Advisors were positioned long metals, with gold being one of the more active sectors for this space as it reached record highs in late-April. However, choppy performance in May and declines in June challenged most Trading Advisors, who responded by reducing net exposures significantly over the course of June, softening the impact of price declines on performance toward the end of the quarter.  Long silver exposures were also volatile during the period, as a 27% price gain in the metal in April was followed by a nearly equal loss in early May.  An 84% increase in margin requirements for silver implemented by COMEX in early May had a discouraging impact, returning prices back to March levels, and netting flat results for the rest of the quarter.

Within the agricultural sector, performance suffered somewhat as well.  Many Trading Advisors were positioned long livestock towards the beginning of the quarter, as foot-and-mouth disease has devastated supply, particularly in Asia, leading to increased demand for imports, but falling demand and signs of increasing supply in the US in April led to losses. Long coffee positions were also initially profitable based in part on a reduced supply of Arabica beans, but prices deflated through May and June as demand destruction continued to play itself out. Grain markets whipsawed violently in May and the USDA’s Grain Stocks and Acreage report surprised the market with higher-than-expected supply numbers. For example, the report had June 1 stock numbers for corn at 3.57 billion bushels — 350 million bushels more than the consensus estimate.

Despite modest early gains, equity-based strategies ultimately suffered by quarter-end. Long exposures to US and European indices in May hurt performance, highlighted by a sharp intra-month Eurostoxx decline as investor confidence in Greece’s ability to remain solvent rapidly eroded. A sharp reversal in late June helped Trading Advisors who maintained their long S&P 500 Index exposures, but Asian exposures to the Hang Seng and Nikkei Indices drove late period losses.

January 1, 2010 to June 30, 2010

January 1, 2010 to March 31, 2010

The Partnership posted a net loss for the quarter as broadly mixed performance across Trading Advisors reflected a period with numerous news shocks that proved to be difficult for many systematic models to capture. Overall, foreign exchange led the quarter’s contributing sectors, with equities, fixed income and energy also producing positive results. Meanwhile, commodities trading generally struggled during the quarter, as agriculture and metals detracted.

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

Equities struggled early in the quarter as European fiscal concerns drove investors to sell risky assets. Following these long-side losses, including notable declines in the Dow Jones Eurostoxx and Hang Seng indices, many Trading Advisors ultimately reduced net long exposure through stop-loss levels and a reduction in signal strength. This led to further negative Trading Advisor results when markets strongly rebounded mid-quarter as investors looked favorably on indications that the EU would support Greece. Additionally, economic data releases late in the quarter also appeared to support investor optimism that the economy was on a recovery path, benefiting underlying long US and Japanese exposures particularly. Trading Advisors were generally able to successfully navigate the continued upswing in March, accruing enough gains to overcome a large part of earlier losses.

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

Energy trading struggled early, but generally was able to recover lost ground in March. A commodity sell-off in crude oil and low volatility in natural gas prices created a difficult start to the year, leading many to short the sector. However, sharp reversals in crude oil prices frustrated a number of Trading Advisors. Following these losses, several Trading Advisors built up long exposures, setting up notable gains throughout the second half of the period as oil prices reached 18-month highs, bolstered by a growing appeal of commodities relative to corporate securities, as well as the US dollar’s decline. Furthermore, natural gas stockpiles reached above-average levels, profitably affecting underlying short natural gas exposures and pushing the overall sector into positive territory for the month.

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

April 1, 2010 to June 30, 2010

The Partnership posted a net loss for the quarter on broadly mixed performance across Trading Advisors. The period reflected increasing uncertainty over the health of the global recovery, affected in part by weak economic data from the developed world and the unknown impact of various financial and fiscal reforms. Overall, select long sovereign fixed income exposures led the quarter’s contributors as investors favored safe havens, and metals and foreign exchange activity experienced flat returns. Meanwhile, energy, agricultures and equities all detracted during the quarter.

Increasingly risk-averse investor attitudes during the second quarter contributed to significant gains for Trading Advisors in the fixed income sector, as investors continued to seek low-risk assets. Underlying long exposures to German bunds, US Treasurys and Japanese government bonds were generally profitable throughout the period as bond yields in many developed countries declined, particularly on poor economic news in China and the US. Specifically, US 10-year yields reached a 13-month low during the period. However, bond prices in peripheral Europe fell as disappointing macroeconomic data reignited worries about sovereign debt in the region, despite the European Union’s and IMF’s announced €75 billion bail-out of Greece.

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

Foreign exchange activity was mixed during the quarter. Gains from select major currencies trades offset losses in emerging market and minor currency trading. In particular, concerns in Europe continued to drive the decreasing value of the euro to a four-year low against the US dollar, ultimately aiding Trading Advisors short the euro versus the rallying US dollar. Meanwhile, the Swiss franc experienced a volatile quarter, as the Swiss National Bank sought to prevent significant currency appreciation against the euro, causing a decline in the currency in May, but later improving in June after further intervention was abandoned on improving economic data. The Australian and Canadian dollars also struggled in May as commodity-related currencies generally sold-off, only to reverse in June. In addition, the British pound and Japanese yen experienced mixed results during the quarter.

Despite gains in April, energy trading experienced significant losses in May, ultimately driving negative quarterly performance for the sector. Oil prices and investor sentiment were on the rise in April, but a sharp reversal occurred in May upon concerns of curbed demand and growing stockpiles in the eurozone and China, the world’s second largest consumer of oil. Crude oil rallied in June as the US dollar weakened, and natural gas prices gained ground on positive inventory data, however Trading Advisors added to energy shorts following May’s declines, hurting overall performance.

The agriculture sector continued to experience a challenging environment, garnering losses in cotton, soybeans, corn, coffee and lumber trading. Corn and wheat exposures proved difficult for short-biased Trading Advisors when prices rose early in the quarter on speculation of adverse weather during the growing season. After reports of expanded planting and inventory relaxed prices somewhat, the grains finished the quarter on an uptick, again generating losses. In the meantime, cotton performance was negatively affected by a strengthening US dollar and weakening equity prices, while coffee improved when NYMEX futures notably increased due to global supply uncertainties, creating short-side losses.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and BNY Mellon Trust earns interest on all such assets which are not used for trading.  The improved level of interest rates in 2011 in the United States positively impacted interest income revenues. The Partnership estimates that approximately 90% of its assets are earning interest.  For the six and three months ended June 30, 2011 the Partnership earned $179,258 and $62,914, respectively, in interest income, or approximately 0.05% and 0.02%, respectively, of the Partnership’s average month-end net assets. For the six and three months ended June 30, 2010 the Partnership earned $169,248 and $102,905, respectively, in interest income, or approximately 0.05% and 0.03%, respectively, of the Partnership’s average month-end net assets. The average interest rates for the six and three month periods ended June 30, 2011 were 0.14% and 0.13%, respectively. The average interest rates for the six and three month periods ended June 30, 2010 were 0.13% and 0.15%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of June 30, 2011 when compared to the same period ending June 30, 2010 due to the overall increase in the Partnership’s net assets.  For the six and three month period ended June 30, 2011, distribution fees, Trading Advisors’ management fees and Sponsor fees increased approximately 27% and 19%, respectively when compared to the six and three month period ended June 30, 2010.  This is due mostly to a 26% and 21% increase in average net assets in the six and three month periods ended June 30, 2011 when compared to six and three months ended June 30, 2010, partially offset by the variation of the level of traded assets during the respective periods.  Profit Shares decreased for the period ending June 30, 2011, when compared to the period ending June 30, 2010 primarily due to less profitable Trading Advisors.

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

A significant portion of the Partnership’s assets are currently held in cash.  The Net Asset Value of the Partnership’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends.  Inflation in commodity prices could also generate price movements.

With respect to assets allocated to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership should be able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices.  This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Partnership will generally be made approximately ten (10) days following the Redemption Date, although there can be no assurance as to the timing of such payments.

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

There were no material commitments for capital expenditures as of June 30, 2011, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended June 30, 2011. During this period, the Partnership’s average capitalization was $388,607,905.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,724,113	0.44%	$1,807,484	$79,132
Currencies	22,529,442	5.80%	17,343,450	7,125,386
Energy	1,433,070	0.37%	1,416,199	16,898
Interest Rates	37,628,091	9.68%	24,131,734	9,498,555
Metals	1,525,083	0.39%	1,557,649	209,460
Stock Indices	3,860,333	0.99%	3,537,936	211,506

TOTAL	$68,700,132	17.67%	$49,794,452	$17,140,937

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4.         Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended June 30, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Apr-11	$11,933,903	11,062,202	$1.0788
May-11	5,738,947	5,156,287	1.1130
Jun-11	5,874,952	5,484,458	1.0712

SERIES I

	Subscription
	Amount	Units	NAV
Apr-11	$34,873	27,513	$1.2675
May-11	148,749	113,575	1.3097
Jun-11	100,000	79,101	1.2642

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2011:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2011	497	$268.50	$133,445
May 31, 2011	286	258.18	73,839
June 30, 2011	569	250.97	142,802

Total	1,352		$350,086

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2011	3,022,781	$1.1130	$3,364,355
May 31, 2011	3,385,281	1.0712	3,626,313
June 30, 2011	4,113,854	1.0415	4,284,579

Total	10,521,916		$11,275,247

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2011	152,823	$1.1629	$177,718
May 31, 2011	170,108	1.1182	190,215
June 30, 2011	432,160	1.0870	469,758

Total	755,091		$837,691

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2011	33,659	$1.3097	$44,083
May 31, 2011	—	—	—
June 30, 2011	73,480	1.2335	90,638

Total	107,139		$134,721

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Reserved

Item 5.         Other Information

None.

Item 6.         Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:            Are filed herewith.

32.01 and

32.02                      Section 1350 Certifications

Exhibit 32.01

and 32.02              Are filed herewith.

101                         The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 12, 2011	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 12, 2011	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)