Form 10-Q
period 2011-09-30
BlackRock Global Horizons I L.P.
filed 2011-11-14
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR September 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$273,732,112	$292,600,273
Equity in commodity futures trading accounts:
Cash (restricted cash $23,306,626 and $30,299,187)	94,590,448	80,889,133
Net unrealized profit / market value on open contracts / options	5,952,038	11,011,532
Investment in Non-Consolidated LLC (cost $28,187,949 and $0) (See note 4)	28,215,773	—
Accrued interest and other assets	125,665	47,090

TOTAL ASSETS	$402,616,036	$384,548,028

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options	$1,644,753	$836,750
Due to Investment in Non-Consolidated LLC	44,627	—
Redemptions payable	2,046,258	2,920,771
Profit Shares payable	1,772,004	2,826,765
Distribution fees payable	979,917	906,196
Trading Advisors’ management fees payable	462,625	422,572
Sponsor fees payable	412,810	381,761
Administrator fees payable	172,117	282,914
Professional fees payable	414,291	521,140
Other fees payable	124,024	53,446

Total liabilities	8,073,426	9,152,315

PARTNERS’ CAPITAL:
General Partner (3,119,296 and 2,935,456 Units)	3,876,488	3,705,350
Limited Partners (335,918,072 and 314,444,048 Units)	390,666,122	371,690,363

Total partners’ capital	394,542,610	375,395,713

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$402,616,036	$384,548,028

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
TRADING PROFITS (LOSSES):

Realized	$16,799,041	$11,132,293	$23,795,660	$10,401,960
Change in unrealized	5,548,929	5,519,239	(5,551,388)	10,450,918
Change in value of investment in Non-Consolidated LLC (2)	2,244,990	—	27,824	—
Brokerage commissions and clearing costs	(520,301)	(768,142)	(1,914,704)	(1,979,724)

Total trading profits	24,072,659	15,883,390	16,357,392	18,873,154

INVESTMENT INCOME:
Interest	45,666	174,832	224,924	344,080

EXPENSES:
Distribution fees	2,688,936	2,498,024	8,240,408	6,911,641
Trading Advisors’ management fees	1,376,669	1,181,133	4,141,275	3,326,587
Sponsor fees	1,131,034	1,050,267	3,465,517	2,903,724
Profit Shares	1,699,540	1,141,654	2,311,389	2,121,877
Administrator fees	270,703	270,000	820,643	736,000
Professional fees	143,693	166,259	447,551	548,776
Other	115,447	42,501	347,291	295,501
Total expenses	7,426,022	6,349,838	19,774,074	16,844,106

NET INVESTMENT LOSS	(7,380,356)	(6,175,006)	(19,549,150)	(16,500,026)

NET INCOME / (LOSS)	$16,692,303	$9,708,384	$(3,191,758)	$2,373,128

NET INCOME / (LOSS) PER UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	312,831,615	273,646,831	306,004,547	247,252,047
Series F	93,433	100,000	94,843	102,303
Series G	25,494,239	28,313,021	26,247,668	29,138,551
Series I	2,730,581	2,412,345	2,652,998	1,984,521

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$0.0454	$0.0295	$(0.0091)	$0.0090
Series F	$11.41	$6.89	$(2.0315)	$0.2846
Series G	$0.0496	$0.0298	$(0.0095)	$0.0012
Series I	$0.0624	$0.0411	$0.0160	$0.0435

See notes to consolidated financial statements.

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit. The weighted average number of Units outstanding for the three-month and nine-month periods ended September 30, 2011 and 2010 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of income and expenses from its investment in Non-Consolidated LLC.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	229,150,870	$2,846,697	$272,916,221	$275,762,918

Additions	108,860,974	599,999	114,805,195	115,405,194

Net income	—	25,140	2,347,988	2,373,128

Redemptions	(33,149,990)	—	(36,999,450)	(36,999,450)

PARTNERS’ CAPITAL, September 30, 2010	304,861,854	$3,471,836	$353,069,954	$356,541,790

PARTNERS’ CAPITAL, December 31, 2010	317,379,504	$3,705,350	$371,690,363	$375,395,713

Additions	59,201,750	199,999	63,911,036	64,111,035

Net loss	—	(28,861)	(3,162,897)	(3,191,758)

Redemptions	(37,543,886)	—	(41,772,380)	(41,772,380)

PARTNERS’ CAPITAL, September 30, 2011	339,037,368	$3,876,488	$390,666,122	$394,542,610

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$1.0968	$264.28	$1.1446	$1.2798

Realized trading profits	0.0657	15.90	0.0689	0.0783
Change in unrealized trading losses	(0.0154)	(3.76)	(0.0163)	(0.0186)
Change in value of investment in Non-Consolidated LLC (3)	0.0000	0.00	0.0000	0.0013
Interest	0.0006	0.15	0.0007	0.0007
Expenses	(0.0607)	(14.22)	(0.0616)	(0.0459)

Net asset value, end of period	$1.0870	$262.35	$1.1363	$1.2956

Total Return: (3)

Total return (before Profit Shares)	-0.31%	-0.30%	-0.30%	2.12%
Profit Shares	-0.64%	-0.46%	-0.46%	-0.94%
Total return	-0.89%	-0.73%	-0.73%	1.23%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	6.67%	6.68%	6.68%	3.59%
Profit Shares	0.62%	0.45%	0.44%	0.90%
Expenses	7.29%	7.13%	7.12%	4.49%

Net investment loss	-7.21%	-7.05%	-7.04%	-4.41%

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

(4) Excludes the Partnership’s proportionate share of expenses from its investment in Non-Consolidated LLC. If the Partnership’s proportionate share of expenses from its investment in Non-Consolidated LLC were included, the ratios for Expenses (before Profit Shares), Expenses and Net investment loss for Series A, are 6.88%, 7.50%, and (7.42)% respectively and for Series F and Series G are 6.88%, 7.33%, and (7.25)% respectively and for Series I are 3.67%, 4.57% and (4.49)% respectively. The Profit Share ratios were unchanged as there were no profit shares associated with the investment in Non-Consolidated LLC.

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

The interim financial information at September 30, 2011 and for the periods ended September 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of BlackRock Global Horizons I L.P. (the “Partnership”) for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

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

The General Partner has formed a number of subsidiaries in the form of limited liability companies (“LLCs”) to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The primary purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. However within each subsidiary, there will be no segregation of liabilities of the Partnership and any other funds or accounts that may allocate assets to the same subsidiary of the Partnership.

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

Effective May 1, 2011, other funds managed by the General Partner invested in a subsidiary of the Partnership. As a result, the Partnership’s pro-rata share of its investment in such subsidiary was not consolidated; instead, the Partnership’s interest in such subsidiary (the “Non-Consolidated LLC”) was presented as Investment in Non-Consolidated LLC (“Investment in Non-Consolidated LLC”) on the Consolidated Statements of Financial Condition.

BNY Mellon Investment Servicing Trust Company (“BNY Mellon Trust”) provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”, formerly J.P. Morgan Futures Inc.), UBS Securities LLC (“UBS Securities”), and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“SSBT”). As of September 30, 2011, there were no assets held in any Portfolio Funds.

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

The value of Investment in Non-Consolidated LLC is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLC plus any other assets and less any other liabilities held by the Non-Consolidated LLC. The Non-Consolidated LLC’s valuation policy is the same as that of the Partnership discussed above. Changes in the value of Investment in Non-Consolidated LLC are reflected in the Consolidated Statement of Operations as Change in value of investment in Non-Consolidated LLC, and includes the Partnership’s proportionate share of the Non-Consolidated LLC’s income and expenses.

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, UBS Securities, UBS AG (“UBS”), and SSBT each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, and UBS Securities (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, and UBS Securities, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit/market value on open contracts/options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss/

market value on open contracts/options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under US GAAP.

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

Distributions

The Limited Partners are entitled to receive, equally per Unit, any distributions which may be made by the Partnership.  No such distributions have been declared for the nine-month periods ended September 30, 2011 and 2010.

2.               PARTNERS’ CAPITAL

At September 30, 2011 and December 31, 2010, the Net Asset Values of the different series of Units were:

September 30, 2011	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$338,110,156	311,045,178	$1.0870
Series F	24,300,817	92,626	$262.35
Series G	28,647,522	25,210,356	$1.1363
Series I	3,484,115	2,689,208	$1.2956
Total Partners’ Capital	$394,542,610	339,037,368

December 31, 2010	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$315,434,540	287,584,054	$1.0968
Series F	25,622,524	96,954	$264.28
Series G	31,056,541	27,133,939	$1.1446
Series I	3,282,108	2,564,557	$1.2798
Total Partners’ Capital	$375,395,713	317,379,504

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

There were no Level 3 assets held at September 30, 2011, December 31, 2010 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of September 30, 2011 and December 31, 2010.

		Fair Value at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$273,732,112	$273,732,112	$—
Investment in Non-Consolidated LLC (1)	28,215,773	—	28,215,773
Futures (1)	5,676,744	5,676,744	—
Forwards (1)	(935,463)	—	(935,463)
Options (1)	(433,996)	(332,305)	(101,691)
	$306,255,170	$279,076,551	$27,178,619

Description	December 31, 2010
Cash Equivalents	$292,600,273	$292,600,273	$—
Futures (1)	7,156,999	7,156,999	—
Forwards (1)	3,019,683	—	3,019,683
Options (1)	(1,900)	—	(1,900)
	$302,775,055	$299,757,272	$3,017,783

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

The Partnership, through its Trading Advisors, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at September 30, 2011, organized by market sector:

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

The Partnership, through the trading activities of the Trading Advisors, also engages in the speculative trading of forward currency contracts. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participant banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires or may acquire cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers.

The Partnership may purchase and write (sell), both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Consolidated Statements of Financial Condition and marked to market daily.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at September 30, 2011 and December 31, 2010 was $23,306,626 and $30,299,187 respectively, which equals 5.91% and 8.07% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards, and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended September 30, 2011, 269,381 futures and options contracts were closed.  The fair value of options held as of September 30, 2011 includes premiums paid of $417,107 and received of $735,405. The fair value of the Partnership’s futures, forwards, and options contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of September 30, 2011, are as follows:

				Long Positions					Short Positions		Net Unrealized Profit
	Long Positions			Unrealized		Short Positions			Unrealized		(Loss)/Market Value
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	553	$171,574	$(1,382,968)	$(1,211,394)	-0.31%	(1,033)	$2,838,049	$(113,736)	$2,724,313	0.69%	$1,512,919	0.38%	Oct 11 - May 12
Currencies	512	186,399	(822,793)	(636,394)	-0.16%	(663)	1,656,261	(26,195)	1,630,066	0.41%	993,672	0.25%	Oct 11 - Dec 11
Energy	372	—	(2,575,847)	(2,575,847)	-0.65%	(776)	3,533,093	(3,472)	3,529,621	0.89%	953,774	0.24%	Oct 11 - Dec 11
Interest rates	5,962	1,152,947	(860,506)	292,441	0.08%	(1,688)	217,828	(11,673)	206,155	0.05%	498,596	0.13%	Oct 11 - Dec 13
Metals	524	3,713	(6,741,904)	(6,738,191)	-1.71%	(693)	8,414,760	(1,531)	8,413,229	2.13%	1,675,038	0.42%	Oct 11 - Aug 12
Stock indices	203	9,547	(330,963)	(321,416)	-0.08%	(646)	623,444	(259,283)	364,161	0.09%	42,745	0.01%	Oct 11 - Dec 11
Subtotal	8,126	1,524,180	(12,714,981)	(11,190,801)	-2.83%	(5,499)	17,283,435	(415,890)	16,867,545	4.26%	5,676,744	1.43%

Forwards
Currencies		3,656,702	(2,848,355)	808,347	0.20%		3,142,584	(4,886,394)	(1,743,810)	-0.44%	(935,463)	-0.24%	Oct 11 - Dec 11
Subtotal		3,656,702	(2,848,355)	808,347	0.20%		3,142,584	(4,886,394)	(1,743,810)	-0.44%	(935,463)	-0.24%

Options
Currencies	—	95,791	—	95,791	0.03%	—	—	(306,170)	(306,170)	-0.08%	(210,379)	-0.05%	Oct 11 - Jan 12
Energy	14	53,340	—	53,340	0.01%	(28)	—	(52,360)	(52,360)	-0.01%	980	0.00%	Nov 11
Interest Rates	530	163,188	—	163,188	0.04%	(894)	—	(376,616)	(376,616)	-0.09%	(213,428)	-0.05%	Dec 11 - June 12
Stock indices	41	84,700	—	84,700	0.02%	(73)	—	(95,869)	(95,869)	-0.02%	(11,169)	0.00%	Oct 11 - Dec 11
Subtotal	585	397,019	—	397,019	0.10%	(995)	—	(831,015)	(831,015)	-0.20%	(433,996)	-0.10%

Total	8,711	$5,577,901	$(15,563,336)	$(9,985,435)	-2.53%	(6,494)	$20,426,019	$(6,133,299)	$14,292,720	3.62%	$4,307,285	1.09%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of September 30, 2011.

The Partnership’s investment in the Non-Consolidated LLC represents approximately 63.93% of the net asset value of that subsidiary at September 30, 2011. The Partnership recorded its change in value of its investment in the Non-Consolidated LLC in the Consolidated Statements of Operations, which includes its proportionate share of income and expenses in the Non-Consolidated LLC. The Trading Advisor for the Non-Consolidated LLC does not charge a management fee, receives profit shares of 30% of any net capital appreciation, if any. The Partnership, and other funds managed by the General Partner, may redeem their investments in the Non-Consolidated LLC as of any month end.

The Partnership trades futures, forwards, and options contracts. The level of trading is affected by conditions in those markets. During the year ended December 31, 2010, 547,419 contracts were closed. The fair value of the Partnership’s futures, forwards, and option contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of December 31, 2010, are as follows:

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

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month period ended September 30, 2011 and 2010 are as follows:

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,962,848)	$1,296,341	$(1,666,507)
Currencies	(2,352,567)	696,049	(1,656,518)
Energy	(5,156,002)	1,226,004	(3,929,998)
Interest rates	23,692,472	793,364	24,485,836
Metals	2,156,403	2,679,470	4,835,873
Stock indices	344,883	(153,539)	191,344
Subtotal	15,722,341	6,537,689	22,260,030

Forwards
Currencies	(1,742,127)	(1,031,759)	(2,773,886)
Subtotal	(1,742,127)	(1,031,759)	(2,773,886)

Options
Currencies	1,371,334	5,233	1,376,567
Energy	99,360	7,043	106,403
Interest Rates	969,987	21,516	991,503
Metals	41,364	—	41,364
Stock Indices	336,782	9,207	345,989
Subtotal	2,818,827	42,999	2,861,826

Total	$16,799,041	$5,548,929	$22,347,970

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$660,544	$1,857,976	$2,518,520
Currencies	(915,911)	2,766,089	1,850,178
Energy	(4,580,938)	23,315	(4,557,623)
Interest rates	13,157,316	(1,056,863)	12,100,453
Metals	474,781	1,273,427	1,748,208
Stock indices	(2,234,413)	232,109	(2,002,304)
Subtotal	6,561,379	5,096,053	11,657,432

Forwards
Currencies	4,570,914	432,894	5,003,808
Subtotal	4,570,914	432,894	5,003,808

Options
Currencies	—	(9,708)	(9,708)
Subtotal	—	(9,708)	(9,708)

Total	$11,132,293	$5,519,239	$16,651,532

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the nine month period ended September 30, 2011 and 2010 are as follows:

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(5,146,578)	$(135,690)	$(5,282,268)
Currencies	752,178	(973,382)	(221,204)
Energy	(2,243,805)	219,484	(2,024,321)
Interest rates	23,183,158	(497,286)	22,685,872
Metals	2,457,807	344,952	2,802,759
Stock indices	(3,843,592)	(438,333)	(4,281,925)
Subtotal	15,159,168	(1,480,255)	13,678,913

Forwards
Currencies	3,190,181	(3,955,146)	(764,965)
Subtotal	3,190,181	(3,955,146)	(764,965)

Options
Currencies	2,517,297	(127,290)	2,390,007
Energy	292,091	7,043	299,134
Interest Rates	1,904,716	10,033	1,914,749
Metals	36,800	—	36,800
Stock Indices	695,407	(5,773)	689,634
Subtotal	5,446,311	(115,987)	5,330,324

Total	$23,795,660	$(5,551,388)	$18,244,272

2010

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,679,284)	$963,995	$(1,715,289)
Currencies	(604,131)	2,394,214	1,790,083
Energy	(7,955,795)	(56,527)	(8,012,322)
Interest rates	22,552,066	2,731,237	25,283,303
Metals	1,267,173	108,756	1,375,929
Stock indices	(5,956,513)	(529,771)	(6,486,284)
Subtotal	6,623,516	5,611,904	12,235,420

Forwards
Currencies	3,887,534	4,803,722	8,691,256
Subtotal	3,887,534	4,803,722	8,691,256

Options
Agriculture	(18,925)	18,925	—
Currencies	(131,018)	7,377	(123,641)
Energy	(8,990)	8,990	—
Metals	49,843	—	49,843
Subtotal	(109,090)	35,292	(73,798)

Total	$10,401,960	$10,450,918	$20,852,878

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

As of May 31, 2011 and December 31, 2010, $4,883,043 and $5,565,891, respectively, was held in trading accounts at MLPF&S.  For the two-month period ended May 31, 2011 and three-month period ended September 30, 2010, the Partnership incurred $9,076 and $100,949 respectively, for brokerage commissions payable to MLPF&S. For the five-month period ended May 31, 2011 and the nine-month period ended September 30, 2010, the Partnership incurred $23,324 and $198,411 respectively, for brokerage commissions payable to MLPF&S.

As of September 30, 2011 and December 31, 2010, $273,732,112 and $292,600,273, were invested in an affiliated BlackRock money market fund.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, to improve disclosures about fair value measurements which will require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 and January 1, 2011 of the applicable additional disclosure requirements of ASU 2010-06 did not materially impact the Partnership’s financial statements.

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

On October 1, 2011, the General Partner made a subscription in the amount of $100,000 to increase it’s ownership in the Partnership.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of September 1, 2011, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading LP	Systematic	Long-term trend-following	7.95%	Registered	Not Registered

Boronia Capital PTY Ltd	Systematic	Short-term trend-following	8.35%	Registered	Not Registered

Blackwater Capital Management LLC	Systematic	Medium-term trend-following	8.30%	Registered	Not Registered

Cantab Capital Partners LLP	Systematic	Medium-term trend-following and mean reversion	9.00%	Exempt CPO	Not Registered

Crabel Capital Management LLC	Systematic	Short-term trend-following	7.10%	Registered	Not Registered

G Capital Fund Management LLC	Discretionary	Fundemental Global Macro	9.25%	Exempt CPO	Not Registered

Mapleridge Capital Corporation	Systematic	Short-term trend-following and mean reversion	4.10%	Registered	Not Registered

NuWave Investment Management LLC	Systematic	Medium-term pattern recognition	7.70%	Registered	Registered

Ortus Capital Management Ltd	Systematic	Medium-term econometric	9.80%	Exempt CPO	Not Registered

Quantitative Investment Management - Global Program **	Systematic	Short-term pattern recognition	6.75%	Registered	Not Registered

Solaise Capital Management LLP	Systematic	Medium-term trend-following	6.00%	Not Registered	Not Registered

Winton Capital Management Limited	Systematic	Medium-term trend-following	14.70%	Registered	Not Registered

Cash			1.00%

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

The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Company’s prior filings.  The principal terms of this form of advisory agreement include the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below are descriptions of each of these terms.  Other than the differences in fees, as described in the ranges provided below, the other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level.  The minimum account maintenance level for each Trading Advisor is described below.

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; Mapleridge Capital Corporation: $1,000,000; NuWave Investment Management, LLC: $5,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01	$250.37	$256.70	$259.92
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97	$258.98	$259.84	$262.35

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at September 30, 2011.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Trading LP	$1,506,280	$(1,577,834)	$(177,043)	$(248,597)
Blackwater Capital Management LLC	6,907,487	268,008	(73,044)	7,102,451
Boronia Capital PTY Ltd	818,891	(546,436)	(506,531)	(234,076)
Cantab Capital Partners LLP	7,293,595	(169,897)	(207,226)	6,916,472
Crabel Capital Management LLC	(742,199)	(81,369)	(277,666)	(1,101,234)
G Capital Fund Management LLC	1,319,667	(898,911)	(25,393)	395,363
Mapleridge Capital Corporation	(5,182,544)	230,188	(490,088)	(5,442,444)
NuWave Investment Management LLC	1,726,578	2,011,640	(49,150)	3,689,068
Ortus Capital Management Ltd.	5,376,855	(2,702,508)	—	2,674,347
Quantitative Investment Management - Global Program (1)	(315,087)	(221,677)	(61,325)	(598,089)
Solaise Capital Management LLP	(967,987)	(653,239)	(12,428)	(1,633,654)
Winton Capital Management Limited	6,054,124	(1,209,353)	(34,810)	4,809,961
Total	$23,795,660	$(5,551,388)	$(1,914,704)	$16,329,568

(1) This includes the Partnership’s total net trading profit (loss) from this Non-Consolidated LLC through April 30, 2011 (see Note 1 to the Consolidated Financial Statements).

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2011 was 1.39% and the weighted average Profit Share was 20%. The range of Management Fees as of September 30, 2011 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2011 to September 30, 2011

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

July 1, 2011 to September 30, 2011

The Partnership posted a net gain for the third quarter in a period marked by compounding fears regarding economic and financial developments in Europe, the US and Asia, ushering large-scale sell-offs across most risk assets in August and September. The potential for a Greek default, and its potential ramifications on regional banks and other troubled countries, was the prominent concern, driving broad-based volatility and investor caution.

A convergence of woes in Europe, Asia and the US continued to dampen investor sentiment in the third quarter, leading to material market declines.  European events were once again in focus, as sentiment vacillated between positive developments keeping Greece from insolvency, and fears that a default or restructuring may decimate Eurozone banks holding Greek debt. While Greece dominated the spotlight, the specter of further bailouts in the European periphery set investors further on edge. News out of the US was not comforting either. High unemployment and a decelerating economy promoted a cautious investor sentiment that quickly turned dour. Real GDP grew at an annualized rate of a little over 1% during the second quarter. With few apparent catalysts and strong political divides over governmental roles in the recovery, prospects for substantial near-term improvement seem dim. Further, in China, worries that economic deceleration in the west will cripple export demand, and a potential for corrections in real estate prices and broader lending have spurred concerns that its economic growth may be sputtering, inciting a 20.7% drop in the Hang Seng Index (performance in US dollar) during the third quarter.

Fixed income activity was the greatest contributor to the Fund’s performance for the quarter, helped by both USD and non-USD positions. From a broad perspective, global interest rate moves were impacted significantly by sovereign debt concerns and global monetary policy initiatives. Specifically, the US Federal Reserve’s policy measures, and developments surrounding the European sovereign debt crisis, shaped performance. As investors sought refuge from these macroeconomic concerns, 5-year and 10-year Treasury yields, and 5-year and 10-year German bund yields declined through much of the quarter, contributing to Trading Advisors positioned with long exposures to these benchmark securities.  The portfolio reduced its net long USD exposure as the quarter came to a close and Trading Advisors were generally positioned net short with respect to long-duration Treasury exposure.

Metals were additive to performance throughout the quarter. In the midst of ongoing US economic concerns, and as investors sparked a flight-to-quality early in the quarter, gold and silver traded higher for most of the quarter. This was accretive to early performance as many Trading Advisors entered the period with a long view on the complex. However, later in September, precious metals prices experienced a sharp decline, trimming gains for certain Trading Advisors.  Lack of demand from China in a weak US housing market and a strengthening US dollar put pressure on industrial metals. This was beneficial with the portfolio positioned net short non-ferrous metals.

Agricultural holdings gave mixed performance during the quarter. Poor crop conditions throughout the quarter reduced estimated grain yields and resulted in a bearish crop report from the USDA at quarter-end, lifting prices. This generated early losses for Trading Advisors, but late period gains as exposures gradually shifted to the long side. Sugar prices were volatile during the quarter, as early gains were spurred by markdowns in Brazilian crop estimates, but prices declined, rallied, and declined again, closing the quarter down overall, creating a challenging trading environment for Trading Advisors.

Foreign exchange strategy performance for the quarter showed modest gains. Underlying Trading Advisors benefited from early trading in major currency pairs, such as the US dollar versus the Japanese yen, the Australian dollar, and the Swiss franc. Trading in these currency pairs subsequently gave back some gains in August, with the only gain mid-quarter coming from long Swiss franc exposures as investors fled to safer currencies. However, currency strategies positively contributed to Trading Advisor results in September, particularly short euro exposures as investors continued to move away from the region.

Energy detracted from performance throughout the quarter. Crude oil and its products initially traded in tight ranges compared to previous months, but fell sharply mid-quarter on news of significant supply in the marketplace, and the potential for Libyan oil production to restart. Trading Advisors suffered losses stemming from positions in West Texas Intermediate crude oil and natural gas early in the quarter and suffered additional losses mid-quarter on positions in Brent crude. However, short positions in natural gas helped Trading Advisors limit overall losses, as futures declined more than 10% at the close of September.

Equity-based strategies bore out a challenging quarter with sharp declines in equity prices during August and September, creating headwinds for Trading Advisors positioned net long US indices. However, the sector regained some of its losses in September, derived from a number of short exposures to non-US markets, particularly with respect to Germany’s DAX and Europe’s DJ STOXX indices.

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

Energy trading experienced notable losses in July and September, and despite gains in August, ultimately drove negative quarterly performance for the sector. Oil and natural gas prices were on the decline for much of the period, battered by concerns surrounding weak consumer demand and increasing petroleum stockpiles. Following July’s losses, underlying managers generally repositioned by adding energy shorts, which subsequently profited from further price declines in August. However, during the last two weeks of September, many Trading Advisors experienced significant losses as crude oil rallied nearly 7% due to an improving global growth outlook and faltering US dollar. Gasoil, heating oil and natural gas trading further contributed to losses for the asset class.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and BNY Mellon Trust earns interest on all such assets which are not used for trading.  The decreased level of interest rates in 2011 in the US negatively impacted interest income revenues. The Partnership estimates that approximately 90% of its assets are earning interest.  For the nine and three months ended September 30, 2011 the Partnership earned $224,924 and $45,666, respectively, in interest income, or approximately 0.06% and 0.01%, respectively, of the Partnership’s average month-end net assets. For the nine and three months ended September 30, 2010 the Partnership earned $344,080 and $174,832, respectively, in interest income, or approximately 0.11% and 0.05%, respectively, of the Partnership’s average month-end net assets. The average interest rates for the nine and three month periods ended September 30, 2011 were 0.12% and 0.08%, respectively. The average interest rates for the nine and three month periods ended September 30, 2010 were 0.16% and 0.23%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are higher as of September 30, 2011 when compared to the same period ending September 30, 2010 due to the overall increase in the Partnership’s net assets.  For the nine and three month period ended September 30, 2011, distribution fees, Trading Advisors’ management fees and Sponsor fees increased approximately 21% and 10%, respectively when compared to the nine and three month period ended September 30, 2010.  This is due mostly to a 21% and 12% increase in average net assets in the nine and three month periods ended September 30, 2011 when compared to nine and three months ended September 30, 2010, partially offset by the variation of the level of traded assets during the respective periods.  Profit Shares increased for the period ending September 30, 2011, when compared to the period ending September 30, 2010 primarily due to more profitable Trading Advisors.

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

With respect to assets allocated primarily to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership should be able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices.  This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Partnership will generally be made approximately ten (10) days following the Redemption Date, although there can be no assurance as to the timing of such payments.

Although the Partnership has not done so to date, the Partnership may allocate assets to Portfolio Funds which typically are subject to redemption restrictions which may include advance written notice for redemptions, monthly or quarterly redemptions and such Portfolio Fund’s ability to limit or suspend redemptions. Certain Trading Advisors accounts may also require advance notice to liquidate positions.

Most US exchanges (but generally not foreign exchanges, or banks or broker-dealer firms in the case of foreign currency forward contracts) limit by regulation the amount of fluctuation limits. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of the trading session.  Once the “daily limit” has been reached in a particular commodity, no trades may be made at a price beyond the limit.  Positions in the commodity can then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses.  The rule may, in fact, substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures prices have occasionally moved the daily limit for several consecutive trading days, and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those futures traders involved to substantial losses.

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

There were no material commitments for capital expenditures as of September 30, 2011, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended September 30, 2011. During this period, the Partnership’s average capitalization was $388,715,539.

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$377,240	0.10%	$726,907	$154,939
Currencies	5,992,574	1.54%	6,328,720	5,416,461
Energy	182,970	0.05%	417,764	4,657
Interest Rates	19,749,513	5.08%	24,865,187	16,551,924
Metals	328,326	0.08%	742,424	79,958
Stock Indices	411,307	0.11%	567,885	158,028

TOTAL	$27,041,930	6.96%	$33,648,887	$22,365,967

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended September 30, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

On June 17, 2011, the CFTC published a proposed order that would provide persons and entities with temporary exemptive relief from certain of the provisions of the CEA, as added or amended by the Reform Act, while certain rulemaking proceedings necessary to implement the Reform Act are ongoing.  The proposed order was adopted substantially as proposed on July 14, 2011.  The impact of the Reform Act on the Partnership cannot be known until these rulemaking procedures have been completed.

Risks Associated With Investing Through Subsidiaries

The Partnership will bear its pro rata share of expenses of any subsidiary that holds Partnership assets, including any extraordinary expenses incurred, in addition to the fees and expenses charged at the Partnership level.  Therefore, the Partnership generally will be subject to an additional level of expenses or liabilities as a result of its investments in these structures rather than investing directly with a Trading Advisor.

Because investments in a subsidiary are ultimately commingled with the investments from other partnerships or accounts managed by BRIM or its affiliates, these investment structures share risks commonly associated with a direct investment with a Trading Advisor.  In addition, an investment through a subsidiary may result in different investment outcomes (including with respect to performance and liquidity) than if the Partnership invested with the Trading Advisor directly.  The specific terms and rights associated with the Partnership’s investment with a Trading Advisor generally will be aggregated with Other Clients invested in the same subsidiary, rather than being tracked individually for the Partnership and each participating Other Client.  This means that the Partnership generally will share in any open positions, including any side pockets or other illiquid investments, held by the subsidiary.  There will be no segregation of liabilities between the Partnership and any other partnerships or accounts that allocate assets to the same subsidiary as the Partnership, and the Partnership’s assets allocated to a subsidiary may become exposed to liabilities related to such subsidiary’s investment on behalf of any such other partnerships or accounts.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jul-11	$6,272,937	6,022,983	$1.0415
Aug-11	6,321,966	5,884,183	1.0744
Sep-11	4,500,977	4,179,180	1.0770

SERIES I

Subscription
	Amount	Units	NAV
Jul-11	$120,000	97,284	$1.2335
Aug-11	—	—	—
Sep-11	—	—	—

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2011:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2011	500	$258.98	$129,490
August 31, 2011	111	259.84	28,842
September 30, 2011	576	262.35	151,114

Total	1,187		$309,446

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2011	2,457,713	$1.0744	$2,640,567
August 31, 2011	6,176,756	1.0770	6,652,366
September 30, 2011	1,596,876	1.0870	1,735,804

Total	10,231,345		$11,028,737

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2011	265,793	$1.1216	$298,113
August 31, 2011	87,320	1.1254	98,270
September 30, 2011	137,072	1.1363	155,755

Total	490,185		$552,138

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2011	20,237	$1.2743	$25,788
August 31, 2011	39,635	1.2808	50,765
September 30, 2011	8,204	1.2956	10,629

Total	68,076		$87,182

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

10.01:                      Advisory Agreement between the Partnership, BRIM and Surya Global Horizons, LLC, dated August 1, 2011*

Exhibit 10.01: Is filed herewith.

31.01 and

31.02                       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:              Are filed herewith.

32.01 and

32.02                       Section 1350 Certifications

Exhibit 32.01

and 32.02               Are filed herewith.

101                          The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) related notes (furnished herewith).

*Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24 b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 14, 2011	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 14, 2011	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)