Form 10-K
period 2011-12-31
BlackRock Global Horizons I L.P.
filed 2012-03-23
CIK 904918

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23240

BLACKROCK GLOBAL HORIZONS I L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3716393 (I.R.S. Employer Identification No.)

c/o BlackRock Investment Management LLC
55 East 52nd Street
New York, New York 10022
(Address of principal executive offices)

Registrant's telephone number, including area code: (609) 282-6996

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

         Indicate by check mark whether registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant's outstanding equity that is readily determinable.

         As of March 1, 2012, limited partnership units with an aggregate value of $387,990,848 were outstanding.

Documents Incorporated by Reference

         The registrant's 2011 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2011 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:    Business

  (a)    General Development of Business:

        BlackRock Global Horizons I L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership's assets are allocated and reallocated by the General Partner (defined below) to accounts managed by independent professional advisors (each a "Trading Advisor") on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more commodity pools (each a "Portfolio Fund") operated and managed by Trading Advisors that are registered as "commodity pool operators" under the Commodity Exchange Act.

        BlackRock Investment Management, LLC (the "General Partner" or "BRIM"), a wholly owned subsidiary of BlackRock, Inc. ("BlackRock"), is the general partner of the Partnership.

        When the Partnership is offering its units of limited partnership interest ("Units"), it receives and processes subscriptions on a continuous basis throughout each month. Investors whose subscriptions are accepted during a month are admitted to the Partnership as limited partners (each a "Limited Partner") as of the beginning of the immediately following month, acquiring Units at the net asset value ("Net Asset Value") per Unit as of the date of admission. Investors' customer securities accounts are generally debited in the amount of their subscriptions on a single monthly settlement date within approximately ten calendar days the issuance of the Units.

        As of December 31, 2011, the capitalization of the Partnership was $395,809,966, and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $252.87.

        Through December 31, 2011, the highest month-end Net Asset Value of Series F Units was $284.04 (January 31, 2009) and the lowest was $97.36 (February 28, 1994).

        The Fund's Series A Units and Series I Units of limited partnership interest are generally available as of the beginning of each calendar month. Series F Units and Series G Units are no longer offered.

        The General Partner has formed a number of subsidiaries in the form of limited liability companies ("LLCs") to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The primary purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. However within each subsidiary, there will be no segregation of liabilities of the Partnership and any other funds or accounts that may allocate assets to the same subsidiary of the Partnership.

        Other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor. Transactions between consolidated subsidiaries, to the extent they occur, are eliminated upon consolidation. The Partnership's pro-rata share of its investments in a subsidiary which may have investments from other funds and accounts managed by the General Partner or its affiliates will not be consolidated.

        Effective May 1, 2011 and subsequently on October 1, 2011 and November 1, 2011, other funds managed by the General Partner invested in several of the subsidiaries of the Partnership. As a result, the Partnership's pro-rata share of investments in those subsidiaries were not consolidated; instead, the Partnership's interest in these subsidiaries (the "Non-Consolidated LLCs") were presented as

Investments in Non-Consolidated LLCs ("Investments in Non-Consolidated LLCs") on the Consolidated Statements of Financial Condition.

  (b)    Financial Information about Segments:

        The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool". The Partnership does not engage in sales of goods or services. See Item 15—"Exhibits and Consolidated Financial Statement Schedules".

  (c)    Narrative Description of Business:

  General

        The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

        The Partnership's assets are allocated and reallocated by the General Partner to subsidiaries managed by the Trading Advisors on behalf of the Partnership, applying proprietary strategies in numerous markets. The General Partner may, in its discretion, form one or more subsidiaries (for example, as one or more limited liability companies) to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. The Partnership may also continue to hold assets at the "parent company" level, which may not be identifiable to one or more subsidiaries.

        The General Partner monitors the performance of several hundred Trading Advisors. Both quantitative and qualitative criteria are factors in the General Partner's selection process, including the following: type of trading program; risk control; duration and speed of recovery from drawdowns; experience; organizational infrastructure; and low correlation in the past with traditional investments such as stocks and bonds. Trading Advisors' past records are evaluated comparatively with a view to combining Trading Advisors whose respective trading results have historically demonstrated not only a low degree of correlation with stocks and bonds but also with the other Trading Advisors selected. In addition to qualitative factors concerning the Trading Advisors, statistical analysis is used to develop Trading Advisor combinations which the General Partner identifies as having reward/risk profiles consistent with the General Partner's objectives. By identifying Trading Advisor combinations in this way, the General Partner hopes to maintain profit potential while also reducing the risk of major equity declines.

        In selecting Trading Advisors for the Partnership, the General Partner emphasizes retaining multiple Trading Advisors, trading in multiple markets and implementing multiple strategies. The General Partner also evaluates the overall market diversification and emphasis that different possible Trading Advisor combinations would give the Partnership. Discretionary and systematic as well as fundamental and technical Trading Advisors may be retained from time to time. The General Partner may allocate Partnership assets to Trading Advisors specializing in particular market sectors and to Trading Advisors which trade broadly diversified portfolios. By diversifying strategies as well as markets, the General Partner can create Trading Advisor combinations for the Partnership that should have good profit potential across a wide range of different market cycles. Although the General Partner maintains diversification in the Partnership's portfolio, the General Partner emphasizes those strategies that the General Partner believes are more likely to be profitable than others based on the General Partner's evaluation of likely near-term market conditions. The General Partner is not bound by any strict diversification guidelines; certain of the Trading Advisors selected by the General Partner may be allocated substantially larger portions of the Partnership's assets than other Trading Advisors.

        Set forth below is a chart which provides the Partnership's current Trading Advisors, the portion of the Partnership's assets that each controlled as of December 1, 2011, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor's program is discretionary or systematic, as well as the commodity pool operator ("CPO") and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the "CFTC") and Securities and Exchange Commission (the "SEC"), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading—Diversified Program**	Systematic	Long-term trend-following	7.60%	Registered	Not Registered
Blackwater Capital Management—Diversified Program	Systematic	Medium-term trend-following	8.30%	Registered	Not Registered
Boronia Capital—Diversified Program	Systematic	Short-term trend-following	7.95%	Registered	Not Registered
Cantab Capital Partners—CCP Quantitative Fund Program**	Systematic	Medium-term trend-following and mean reversion	8.80%	Exempt CPO	Not Registered
Crabel Capital Management—Two Plus Program	Systematic	Short-term trend-following	6.50%	Registered	Not Registered
G Capital Fund Management LLC	Discretionary	Fundemental global macro	9.25%	Exempt CPO	Not Registered
Mapleridge Capital Corporation***	Systematic	Short-term trend-following and mean reversion	3.85%	Registered	Not Registered
NuWave Combined Futures Program**	Systematic	Medium-term pattern recognition	8.00%	Registered	Registered
Ortus Capital—Macro Program	Systematic	Medium-term econometric	9.60%	Exempt CPO	Not Registered
Quantitative Investment Management—Global Program**	Systematic	Short-term pattern recognition	7.30%	Registered	Not Registered
Solaise Capital Management LLC	Systematic	Medium-term trend-following	6.00%	Not Registered	Not Registered
Winton Capital—Diversified Program	Systematic	Medium-term trend-following	14.60%	Registered	Not Registered
Cash*			2.25%

*
The cash is held at clearing brokers and with The Bank of New York Mellon ("The Bank of New York Mellon"), (formerly BNY Mellon Investment Servicing Trust Company ("BNY Mellon Trust")) and State Street Bank and Trust "SSBT", the Partnership's custodians.

**
Currently reflected on the Partnership's consolidated financial statements as Investments in Non-Consolidated LLCs.

***
Terminated on February 29, 2012.

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

        The General Partner has formed one or more subsidiaries to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. Other funds or accounts managed by BRIM or its affiliates may also allocate capital to these subsidiaries, pari passu with the Partnership, in order to consolidate investments with a Trading Advisor into a single entity. Potential benefits of aggregating investments in subsidiaries include preservation of high water marks, greater liquidity with respect to the account of the subsidiary (e.g., with respect to lock-ups), reduced fees (e.g., redemption fees) and efficiency associated with subscriptions and redemptions. The collective nature of these subsidiaries also has potential costs, risks and conflicts, particularly at times when the Partnership, other funds or accounts managed by BRIM and/or the applicable Trading Advisor(s) are experiencing sustained or high levels of redemption pressure or markets are illiquid. There is no limitation on the amount or number of such funds or accounts or the amount of their respective allocation to any such subsidiary and such allocations may be significant. There will be no segregation of liabilities between the Partnership and any other such funds or accounts that allocate assets to the same subsidiary as the Partnership. When investing in a subsidiary, no management fees or performance-based compensation will be charged to the Partnership by any subsidiary; however, such subsidiary will be charged management fees and performance-based compensation by the Trading Advisors. However, the value of the Partnership's investments in any subsidiary will be included in the calculation and assessment of the Partnership's Sponsor's Fee and the Partnership will pay its pro rata portion of such subsidiary's expenses, including fees and expenses of the applicable Trading Advisor. As a result, the Partnership may be subject to higher operating expenses than if the Partnership allocated capital to Trading Advisors directly.

        The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Company's prior filings. The principal terms of this form of advisory agreement include the management fees (the "Management Fees"), performance-based allocations (the "Profit Shares"), indemnification provisions and the term of the advisory agreement. Set forth below are descriptions of each of these terms. Other than the differences in fees, as described in the ranges provided below, the other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level. The minimum account maintenance level for each Trading Advisor is described below.

          Management Fees.    Generally, Management Fees approximate between 0% and 2.5% (annualized) of the net asset value of the Partnership's account managed by a Trading Advisor.

          Profit Shares.    Profit Shares generally are between 15% and 30% of the net capital appreciation in the Partnership's account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and are calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading. Each Trading Advisor must earn back any losses previously experienced by the Trading Advisor prior to any new Profit Shares being paid. However, Profit Shares once paid to a Trading Advisor are not subject to being repaid to the Partnership from the Trading Advisor as a result of subsequent realized or unrealized losses.

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

          Term.    The advisory agreements will be automatically renewed for successive year periods, on the same terms, unless terminated by either the relevant Trading Advisor or the Partnership (or a subsidiary of the Partnership). In most instances, a Trading Advisor may terminate its advisory agreement if the equity in the Partnership's account drops below a specified minimum amount as of the close of business on any day, among other reasons. The General Partner may terminate the advisory agreements as of any month-end.

          Minimum Investment Maintenance Levels.    The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading—Diversified Program: $1,000,000; Blackwater Capital Management—Diversified Program: $1,000,000; Boronia Capital—Diversified Program: $1,000,000; Cantab Capital Partners—CCP Quantitative Fund Program: $15,000,000; Crabel Capital Management—Two Plus Program: $1,000,000; G Capital Fund Management LLC: $25,000,000; Mapleridge Capital Corporation: $1,000,000; NuWave Combined Futures Program: $5,000,000; Ortus Capital—Macro Program: $20,000,000; Quantitative Investment Management—Global Program: none; Solaise Capital Management LLC: $10,000,000; Winton Capital—Diversified Program: $1,000,000. A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement. No Trading Advisor relationships were terminated during the 2011 fiscal year.

  Use of Proceeds and Interest

  Subscription Proceeds.

        BRIM pays from its own funds the selling commissions relating to the sale of the Units, except that investors in Series I Units may be subject to an upfront selling commission of up to 1% of their subscription (but are not subject to Redemption Charges) Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading either directly through accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more commodity pools (each a "Portfolio Fund") operated and traded by such Trading Advisors. In such trading, assets are used as security for and to pay for trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below. The most recent continuous offering of Units began effective February 1, 2004.

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

  Market Types.

        The Partnership and Portfolio Funds which may be allocated Partnership assets trade on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutional spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participant banks and dealers in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers.

        Portfolio Fund currency trades and EFP trading are subject to similar considerations.

        As in the case of its market sector allocations, the Partnership's commitments to different types of markets—U.S. and non-U.S., regulated and nonregulated—differ substantially from time to time, as well as over time.

  Custody of Assets.

        The Bank of New York Mellon provides custody services for the Partnership. The Partnership's and subsidiaries' assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), Newedge USA, LLC ("Newedge USA"), J.P. Morgan Securities LLC ("JPMS"), UBS Securities LLC ("UBS Securities"), and any other clearing brokers that may be utilized by the Partnership in the future (the "Clearing Brokers") or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the "Trading Advisors") and at a custody account at SSBT. As of December 31, 2011, there were no assets held in any Portfolio Funds. In the event that the Partnership invests in a Portfolio Fund, the Trading Advisor of such Portfolio Fund will select the Portfolio Fund's custodians and clearing brokers. Partnership assets not deployed in support of futures or over-the-counter ("OTC") positions are on deposit with The Bank of New York Mellon.

  Interest Paid on the Partnership's U.S. Dollar and Non-U.S. Dollar Assets.

        On assets held in U.S. dollars, MLPF&S credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. On assets held in U.S. dollars, Newedge USA credits the Partnership with interest at 98% of the prevailing 91-day U.S. Treasury bill rate. On assets held in U.S. dollars, JPMS credits the Partnership with interest at the prevailing federal funds rate minus 12 basis points, when applicable. On assets held in U.S. dollars, UBS Securities credits the Partnership with interest at the prevailing federal funds rate. The Partnership is credited with interest on any of its assets and net gains actually held by MLPF&S or Newedge USA in non-U.S. dollar currencies at a prevailing local rate received by MLPF&S or Newedge USA. MLPF&S or Newedge USA may derive certain economic benefit, in excess of the interest which MLPF&S or Newedge USA pays to the Partnership, from possession of such assets.

        MLPF&S charges the Partnership MLPF&S's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar denominated positions. Such amounts generally are netted against interest income due to the immateriality of such amounts.

        Assets held at The Bank of New York Mellon earn interest at money market interest rates. Due to the current interest rate environment, the Partnership's cash investments, which could include a significant investment in a BlackRock-affiliated money market fund, are earning a lower rate of return in recent periods than the return that they had been earning in past periods. For that reason, income from these cash investments for the most recent year is substantially lower than for the previous year.

  Charges

        The following table summarizes the charges incurred by the Partnership during 2011, 2010 and 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Profit Shares	$1,490,923	0.38%	$4,126,005	1.24%	$1,144,351	0.47%
Distribution fees	10,193,861	2.61%	9,553,526	2.86%	6,767,790	2.77%
Trading Advisors' management fees	5,073,428	1.30%	4,558,253	1.37%	3,162,393	1.30%
Sponsor fees	4,286,905	1.09%	4,014,803	1.21%	2,833,553	1.16%
Administrator fees	1,028,273	0.26%	1,009,000	0.30%	741,000	0.30%
Professional fees	549,755	0.14%	705,034	0.21%	751,701	0.31%
Other	429,317	0.11%	392,000	0.12%	327,923	0.14%

Total	$23,052,462	5.89%	$24,358,621	7.31%	$15,728,711	6.45%

        The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived from the deposit of certain of the Partnership's U.S. dollar available assets maintained at MLPF&S, Newedge USA, JPMS, UBS Securities and SSBT.

        The Partnership's average month-end Net Assets during 2011, 2010 and 2009 equaled $391,184,526, $333,087,003 and $243,952,259 respectively.

        During 2011, 2010 and 2009, the Partnership earned $269,659, $492,166 and $906,015, respectively, in interest income, or approximately 0.07%, 0.15% and 0.37%, respectively, of the Partnership's average month-end Net Assets.

 Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Clearing costs / Brokerage commissions	Effective September 1, 2007, MLPF&S is paid their actual commodity brokerage commissions and clearing fees at market rates. Prior to September 1, 2007, the flat monthly brokerage commission rate for Series F was 0.583 of 1% (a 7.00% annual rate), previously reduced from 0.0604 of 1% (a 7.25% annual rate). Prior to September 1, 2007, Series A, G and I incurred brokerage commissions of 7.00%, 7.00% and 4.00% per year, respectively.
Newedge USA	Clearing costs / Brokerage commissions	Newedge USA is paid actual commodity clearing fees at market rates.
JPMS	Clearing costs / Brokerage commissions	JPMS is paid actual commodity clearing fees at market rates.
MLPF&S, Newedge USA, JPMS, UBS Securities and SSBT	Use of Partnership assets

MLPF&S, Newedge USA, JPMS, UBS Securities, and SSBT may derive certain economic benefit from the deposit of certain of the Partnership's U.S. dollar assets in accounts maintained at MLPF&S, Newedge USA, JPMS, UBS Securities and SSBT.

BRIM	Sponsor/Administrative Fees

Series A, F and G pay Sponsor Fees at an annual rate of 1.25% and Series I pays Sponsor Fees at an annual rate of 1.00% to the General Partner. The Partnership paid administrative fees at an annual rate of 0.25% of the Partnership's month-end Net Assets to BRIM and BRIM paid all of the Partnership's routine administrative costs.

Other Counterparties	Bid—ask spreads	Bid—ask spreads on forward and related trades.
BRIM	Distribution fees

Series A, F and G pay distribution fees of 3% of the Partnership's month-end traded assets allocated to that Series, after reduction for the fees accrued with respect to such assets. Series I does not pay distribution fees. The distribution fee is paid to the General Partner, who will then pay the distribution fee to third-party selling agents, if any. Such selling agents in turn may use such funds to compensate financial advisors and/or to cover the costs of supporting client accounts within the third party organization. If there are no payments to third-party selling agents with respect to a particular investor, the distribution fee will be retained by the General Partner or paid to an affiliate.

Recipient	Nature of Payment	Amount of Payment
Trading Advisors	Profit Shares

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

Transfer Agent	Administrator fees	Actual costs incurred are paid by the Partnership. BNY Mellon Investment Servicing (U.S.) Inc. ("BNY Mellon") serves as the Partnership's transfer agent.
Administrator	Administrator fees	Actual costs incurred are paid by the Partnership. SS&C Technologies New Jersey, Inc. serves as the administrator of the Partnership ("SS&C" or the "Administrator").
Custodian	Custody fees	The Bank of New York Mellon serves as the Partnership's custodian. As of December 31, 2011, $196,117,766 was held in custody at The Bank of New York Mellon.

Recipient	Nature of Payment	Amount of Payment
BRIM	Sponsor Fee reimbursement

BRIM will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor's Profit Shares (such fees and expenses, exclusive of the Trading Advisor's Profit Shares, collectively referred to herein as "Capped Expenses") that would be in excess of 1/12 of 7.25% of the Partnership's Net Asset Value (the "Expense Cap") on the last business day of each month (each a "Regularly Scheduled Calculation Date"). Because Series I Units (the "Institutional Series" which are offered to a limited number of institutional investors) are not subject to the 3.0% distribution fee, the Expense Cap for Series I Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units. The Expense Cap does not take into account expenses incurred by the Partnership as an investor in a Portfolio Fund, other than in respect of the Management Fee paid by the Portfolio Funds to the Trading Advisors.

Others	Professional and Other fees	Actual costs incurred are paid by the Partnership.
BRIM; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

        The Partnership, BRIM, MLPF&S, Newedge USA, JPMS, UBS Securities, and SSBT are each subject to regulation by, and registered with, the CFTC and each is a member of the National Futures Association ("NFA") or otherwise eligible for exemption from registration with the CFTC and membership of the NFA. Certain of the Trading Advisors also are subject to registration by, and are registered with, the CFTC and are members of the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Partnership itself is generally not subject to regulation by the SEC. However, BRIM itself is registered as an "investment adviser" under the Investment Advisers Act of 1940, as amended. In the event BRIM's registration with the CFTC or membership in the NFA were terminated, or suspended, BRIM would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result. The CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. These limits may restrict the ability of the Trading Advisors to establish or liquidate positions on behalf of the Partnership (or a subsidiary of the Partnerhsip). Currently currency forward contracts are not subject to regulation by any United States Government Agency, but under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), certain currency forward contracts may be subject to regulation in the future.

          (i)  through (xii)—not applicable.

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

Item 1A:    Risk Factors

Investors May Lose All or Substantially All of Their Investment

        Investors must be prepared to lose all or substantially all of their investment. The Partnership has no "principal protection" feature assuring the return of subscribers' initial investment as of a specified future date. To the extent that the Partnership allocates assets to Portfolio Funds (rather than an account of the Partnership or a subsidiary of the Partnership), the risks described below will apply equally to any such Portfolio Fund, unless otherwise provided below.

        No guarantee or representation is made that the Partnership, any of the investment strategies utilized by the Trading Advisors or the Portfolio Funds (if any) will achieve their respective investment objectives. The Partnership's capital will be allocated primarily to Trading Advisors and, in general, neither the Partnership nor the General Partner will direct or influence the management of the Partnership's capital by these Trading Advisors. The Trading Advisors' investments may include instruments which may unexpectedly become illiquid, and may also utilize highly speculative investment techniques including investing in domestic and international futures and forward markets, high leverage, swaps and notional principal contracts, currency forward trading, options on currency futures or on forward contracts. Accordingly, an investment in the Partnership is speculative and involves considerations and risk factors which prospective investors should consider before subscribing. The following is not intended to be a complete description or an exhaustive list of portfolio investments or risks. An investment in the Partnership should form only a part of a complete investment program, and an investor must be able to bear the loss of its entire investment. In addition, prospective investors should consult their own tax advisors regarding the potential tax consequences of the Partnership's activities and investments.

Past Performance Not Necessarily Indicative of Future Results

        Past performance is not necessarily indicative of future results. Neither the Trading Advisors' nor the Partnership's past performance may be representative of how they or it, respectively, may trade in the future. Prior to 2004, the Partnership generally retained 3-5 Trading Advisors, whereas currently the Partnership generally intends to retain 7-15 Trading Advisors and may retain more in the future. Consequently, even if past performance were indicative of future results, the performance of the Partnership prior to 2004 is not necessarily representative of the more broadly diversified strategy that the Partnership currently employs. Additionally, the General Partner has undertaken steps to change the expense structure of the Fund, effective September 2007, and the General Partner believes that the revised expense structure should generally result in a lower cost of investment.

        The General Partner has gradually expanded the Partnership's Trading Advisor portfolio over recent years. The effects of this increased diversification has yet to be determined.

Volatile Markets; Highly Leveraged Trading

        Futures and forwards are inherently leveraged instruments. A futures or forward position may be opened by an initial deposit of only a fraction of the notional value of the position with a clearing broker (in the case of a futures contract) or a dealer (in the case of a forward). When only a small fraction of the value of the position is deposited to open the position, a similarly small change in the market value of the position can diminish or completely offset that deposit, requiring the deposit of additional capital with the clearing broker or dealer, and causing losses that are a multiple of the change in the market value of the position. For instance, if a futures position requiring the purchase and sale of $100,000 worth of a commodity has a 10% initial "risk margin" deposit requirement, a futures position is opened by depositing the minimum required $10,000 initial margin deposit, and the value of the position declines 10% (or $10,000), the clearing broker carrying the position will pay the $10,000 deposited to the clearinghouse as a mark-to-market payment, and the account will be required to close the position or deposit an additional $9,000 to bring the initial margin deposit back to 10% of the value of the now $90,000 position. In that scenario, the 10% market move caused losses of 100% of the $10,000 deposited to open the position. The risks of leveraged trading may be exacerbated due to the nature of the instruments underlying futures and forwards. The values of such instruments tend to be volatile and materially affected by unpredictable factors such as weather and governmental intervention. The combination of volatility in the value of the underlying commodities and the leverage inherent in futures and forwards creates a high degree of risk.

Substantial Charges

        The Partnership is subject to substantial charges, including a distribution fee of 3% and a sponsor's fee 1.25% charged to Series A, F and G. Series I does not pay a distribution fee, but does pay a sponsor's fee of 1.00%. The Partnership also pays Management Fees (on the order of 0%-2.5%) to the Trading Advisors, and brokerage commissions. The Partnership's performance must be in excess of such charges for the Partnership not to experience losses.

        The incentive compensation paid to the Trading Advisors is based on the individual performance of each Trading Advisor, not the overall performance of the Partnership. Historically, the Partnership has paid incentive compensation to certain Trading Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

        Overall market or economic conditions—which neither the General Partner nor any Trading Advisor can predict or control—have a material effect on performance. Furthermore, such overall conditions can adversely affect the performance of numerous Trading Advisors at or about the same time, despite their implementing different and independent strategies. During periods of market stress, when the potential diversification benefits of an investment in the Partnership may be the most important in terms of protecting an overall portfolio against major losses, a number of Trading Advisors may incur losses at or about the same time. Consequently, the multi-Trading Advisor structure of the Partnership does not assure that its performance will not be adversely affected by current and future market or economic conditions.

Market Disruptions; Governmental Intervention; the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Reform Act")

        The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Speculative Position Limits

        The CFTC and certain exchanges have established speculative position limits on the maximum net long or short futures and options positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts and options on futures contracts traded on such exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts and options on futures contracts traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges.

        The Reform Act significantly expands the CFTC's authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

        In October 2011, the CFTC adopted final regulations on position limits (the "Position Limits Rule") which establishes a position limits regime for 28 so-called "exempt" (e.g. metal and energy contracts) and agricultural commodity derivatives, futures and option contracts and their economically equivalent swaps. The Position Limits Rule also narrows the definition of a bona fide hedging transaction for the purpose of obtaining an exemption from position limits, sets forth more stringent account aggregation standards and establishes visibility reporting requirements for exempt commodities (i.e. non-agricultural contracts). The Position Limits Rule will go into effect 60 days after the term "swap" is further defined pursuant to Section 721 of the Reform Act, which is expected to occur before the end of 2012.

        Because futures position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, the Trading Advisors and their principals are potentially subject to a conflict among the interests of all accounts the Partnership and its principals control which are competing for shares of that limited number of contracts. Although the relevant Trading Advisor may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty credit risks than the regulated U.S. commodities exchanges. The relevant Trading Advisor may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Partnership (or a subsidiary of the Partnership) in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by the relevant Trading Advisor, if required, could adversely affect the Partnership's operations and profitability. Such modification, if required, could require the Partnership to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Partnership. A violation of speculative position limits by the Partnership could lead to regulatory action materially adverse to the Partnership's prospects for profitability. Additionally, the CFTC could lower any applicable position limits, apply such limits to additional futures or commodity index contracts or restrict potentially relevant position limits exemptions.

        On June 17, 2011, the CFTC published a proposed order that would provide persons and entities with temporary exemptive relief from certain of the provisions of the Commodity Exchange Act ("CEA"), as added or amended by the Reform Act, while certain rulemaking proceedings necessary to implement the Reform Act are ongoing. The proposed order was adopted substantially as proposed on July 14, 2011. On October 18, 2011, the CFTC issued a notice of proposed amendment and request for comment with respect to the proposed order which further extended exemptive relief from the effectiveness of certain provisions of the Reform Act up to and until July 16, 2012. The impact of the Reform Act on the Partnership cannot be known until these rulemaking procedures have been completed.

        It is possible that in the future the rules concerning speculative position limits may be amended and/or supplemented in a manner that may be detrimental to the Partnership. Any such a change may alter to a material extent the nature of an investment in the Partnership or the ability of the Partnership and the Trading Advisors to continue to implement its investment approach.

No Diversification Benefits if the Partnership is Not Profitable

        If the Partnership does not trade successfully—after deduction of all fees and charges—it cannot serve as an effective diversification for a traditional portfolio.

No Assurance of Non-Correlation; Limited Value of Non-Correlation Even if Achieved

        Not only is the past performance of the Partnership not necessarily indicative of its future results (due to the speculative character of managed futures), but also there can be no assurance, however the Partnership may perform, that the Partnership's results will be non-correlated with (i.e., unrelated to) the general stock and bond markets. If the Partnership's performance is not non-correlated to these markets, the Partnership cannot help diversify an overall portfolio.

        Even if the Partnership's performance is generally both profitable and non-correlated to the general stock and bond markets, it is highly likely that there will be significant periods during which the Partnership's results are similar to those of an investor's stock and bond holdings, thereby reducing or eliminating the Partnership's diversification benefits. During unfavorable economic cycles, an investment in the Partnership may increase rather than mitigate a portfolio's aggregate losses.

Combining Independent Trading Strategies

        Combining independent trading strategies could involve substantial opportunity costs, as one Trading Advisor's profits are frequently offset by another Trading Advisor's losses. Different Trading

Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions, while at the same time incurring transaction costs and paying advisory fees.

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

Systematic Strategies

        The Partnership's assets are allocated to Trading Advisors that rely on technical, systematic trading strategies. The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.

Discretionary Strategies

        Certain of the Partnership's Trading Advisors are discretionary rather than systematic traders. Discretionary trading managers may be prone to emotionalism and a lack of discipline in their trading. Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Dependence on Trends

        The best trading method or strategy, whether based on technical and/or fundamental analysis, will not be profitable if there are no price moves or trends of the kind that the strategy seeks to identify and follow. In the past, there have been periods without discernible trends and, presumably, such periods will continue to occur in the future. Any factor which would lessen the prospect of major trends occurring in the future may reduce the prospect that a Trading Advisor, whether employing a technical and/or fundamental trading strategy, will be profitable in the future. Any factor which would make it more difficult to execute trades at desired prices in accordance with the Trading Advisor's trading strategy (such as a significant lessening of liquidity in a particular market) would also be detrimental to profitability.

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

Reliance on the General Partner and Trading Advisors

        The success of the Partnership is dependent on the expertise of the General Partner. The General Partner is not required to devote its full time to the business of the Partnership, and there is no guarantee that any investment professional or other employee of the General Partner will allocate a substantial portion of his or her time to the Partnership. The loss of one or more individuals involved with the General Partner could have a material adverse effect on the performance or the continued operation of the Partnership. The same considerations apply to the Trading Advisors and their professionals or other employees. In addition, if the General Partner is removed, resigns or otherwise no longer serves as the General Partner of the Partnership, a large number of Trading Advisors may become unavailable to the Partnership, which may have an adverse impact on the Partnership's investment performance.

        Portfolio managers are assigned to the Partnership and other clients of the General Partner ("Other Clients") by the BlackRock Alternative Advisors ("BAA") Investment Committee (the "Investment Committee") from among BAA investment professionals. Allocations among the Trading Advisors decisions are the responsibility of the assigned portfolio manager, subject to the overall oversight of the Investment Committee. As such, even when the Partnership and Other Clients share the same or similar investment objectives, their individual portfolios may differ, in part based on the judgments of different portfolio managers, and for other reasons.

No Assurance of Trading Advisors' Continued Services; Competition for Trading Advisors

        There is no assurance that any Trading Advisor will be willing or able to continue to provide advisory services to the Partnership. There is severe competition for the services of qualified Trading Advisors, and the Partnership may not be able to retain satisfactory replacement or additional Trading Advisors on acceptable terms. Trading Advisors generally have limited capacity and therefore, the General Partner attempts to equitably allocate such capacity among the different products advised by the General Partner. In certain circumstances, however, the Partnership may be unable to employ a specific Trading Advisor, even if such Trading Advisor may be beneficial to the Partnership, due to such capacity constraints. The identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. It is possible that competition for appropriate investment opportunities may increase, thus reducing the number of opportunities available and adversely affecting the Partnership's ability to make certain investments or the terms upon which investments can be made. In addition, it is possible that the Partnership may have exposure to the same investment through more than one Trading Advisors. Furthermore, the applicable Trading Advisors could take opposing positions with respect to such investments and thus the Partnership's exposure to such underlying investment could move against each other.

Use of Multiple Trading Advisors

        No assurance can be given that the collective performance of the Trading Advisors will result in profitable returns or avoid losses for the Partnership as a whole. Positive performance achieved by one or more Trading Advisors may be neutralized by negative performance experienced by other Trading Advisors.

Emerging Trading Advisors

        The Partnership may allocate capital to Trading Advisors or invest in Portfolio Funds that are managed by Trading Advisors that have managed accounts or portfolio funds for a relatively short period of time ("Emerging Trading Advisors"). The previous experience of Emerging Trading Advisors is typically in trading proprietary accounts of financial institutions or managing unhedged accounts of institutional money managers or other investment firms. Because Emerging Trading Advisors may not have direct experience managing portfolio funds, including experience with financial, legal or regulatory considerations unique to portfolio fund management, and there is generally less information available on which to base an opinion of such Emerging Trading Advisors' investment and management expertise, investments with Emerging Trading Advisors may be subject to greater risk and uncertainty than investments with more experienced Trading Advisors.

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

Misconduct of Employees and of Third Party Service Providers

        Misconduct or misrepresentations by employees of the General Partner, Trading Advisors or third party service providers could cause significant losses to the Partnership. Employee misconduct may include binding a Trading Advisor or Portfolio Fund to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Partnership's business prospects or future marketing activities. Despite the due diligence efforts of the General Partner, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the General Partner's due diligence efforts. As a result, no assurances can be given that the due diligence performed by the General Partner will identify or prevent any such misconduct.

Reliance on Valuation Information from Trading Advisors and Third Parties

        In order to value the assets and liabilities of the Partnership, the Partnership and/or the General Partner will rely on information provided by Trading Advisors of Portfolio Funds, their agents and/or outside parties. Such persons may provide inaccurate, incomplete, out-of-date or otherwise unreliable information.

        Furthermore, the Trading Advisors of Portfolio Funds will generally face a conflict of interest in providing valuations to the Partnership since such valuations will affect the compensation of such Trading Advisors.

Risks Associated with Allocation to Portfolio Funds

        The General Partner may allocate the Partnership's assets either to accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more Portfolio Funds operated and traded by Trading Advisors that are registered as "commodity pool operators" under the CEA. With respect to assets allocated to a Portfolio Fund, the General Partner will lose some element of control over such assets in that such Portfolio Fund's Trading Advisor (rather than the General Partner) will determine where their money is custodied, who acts as futures broker and the like. Certain Portfolio Funds may maintain their assets in unregulated accounts fully subject to the risk and the credit rating of the broker. In some cases, the General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.

        Most Portfolio Funds permit redemptions only periodically, for example as of the month-end or quarter-end, whereas in a managed account the General Partner can typically close the account on a more expedited basis. The Partnership will only be able to reduce its allocation to such Portfolio Funds periodically. Further, some Portfolio Funds may have the ability to delay or suspend redemptions in certain circumstances. Thus, the General Partner's ability to exit from a Trading Advisor and redeploy assets may be limited.

        It is possible that the annual Schedule K-1 that investors receive for tax reporting purposes will arrive later if one or more of the Portfolio Funds runs late in delivering its own K-1s to investors.

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

        Liquidity Mismatch.    The Partnership's redemption policies may allow shorter redemption notices and more frequent redemption of Units than certain Portfolio Funds.

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

        Many Portfolio Funds retain the authority to suspend withdrawals, to establish substantial reserves (which may reduce amounts otherwise distributable to an investor such as the Partnership) and to withhold some or all of the withdrawal proceeds from a withdrawing investor so as to avoid having to liquidate investments prematurely in order to pay the withdrawing investor in full, or in circumstances in which it is not feasible to determine the exact value of the withdrawing investor's investment as of the date of withdrawal. During the recent financial market crisis, an unprecedented number of portfolio funds suspended withdrawals due to what the Trading Advisors believed to be an inability to execute portfolio transactions at reasonable price levels.

        Secondary Market.    The Partnership may sell Portfolio Funds on the secondary market. This may include, at the discretion of the General Partner, selling such Portfolio Funds at a discount, thereby triggering a similar economic effect as a redemption penalty.

        The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds. Instead, the Partnership pays its redemptions with the cash held in its various operating accounts. Due to the nature of its futures trading, the Partnership generally has sufficient amounts of cash available to it. When it needs to fund redemptions, the General Partner will adjust the net assets allocated to the Partnership's various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary. To date, the Partnership has been able to satisfy all of its redemption requests in a timely manner, although no assurances can be given that it will be able to do so in the future.

Leveraging by Trading Advisors

        Trading Advisors may engage in various forms of leverage, and the Partnership does not necessarily limit the use of leverage by individual Trading Advisors. Leverage may include both leveraged trading in futures and forwards (as described above under "Risk Factors—Volatile Markets; Highly Leveraged Trading") and other derivatives. To the extent that a Trading Advisor uses leverage, the value of the Partnership's net assets (or the relevant Portfolio Fund) will tend to increase or decrease at a greater rate than if no leverage were employed. Accordingly, any event which adversely affects the value of an investment by a Trading Advisor would be magnified to the extent that such investment is leveraged. Leverage has a similar effect on investments themselves, to the extent the issuer is leveraged, and can also affect the issuer's cash flow and operating results.

        The cumulative effect of the use of leverage by Trading Advisors in a market that moves adversely to such Trading Advisors could result in a substantial loss to the Partnership which would be greater than if the Trading Advisors were not leveraged. As a result, if the Partnership's losses with respect to any Trading Advisor were to exceed the amount of capital allocated to that Trading Advisor, the Partnership could lose its entire investment. In addition, the Partnership itself may enter into leverage transactions. Leverage transactions by the Partnership would be in addition to any leverage transactions of Trading Advisors and is not limited by the amount, if any, by which Trading Advisors are leveraged.

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

        A Trading Advisor may not anticipate a particular risk so as to hedge against it. In addition, hedging transactions may result in a poorer overall performance for the Trading Advisor than if it had not engaged in any such hedging transaction. The success of the hedging strategy is subject to the Trading Advisor's ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolios being hedged. Since the characteristics of many securities change as markets change or time passes, the success of the Trading Advisor's hedging strategy is also subject to the Trading Advisor's ability to continually recalculate, readjust and execute hedges in an efficient and timely manner.

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

        Because investments in a subsidiary are ultimately commingled with the investments from other funds or accounts managed by BRIM or its affiliates, these investment structures share risks commonly associated with a direct investment with a Trading Advisor. In addition, an investment through a subsidiary may result in different investment outcomes (including with respect to performance and liquidity) than if the Partnership invested with the Trading Advisor directly. The specific terms and rights associated with the Partnership's investment with a Trading Advisor will be aggregated with Other Clients invested in the same subsidiary, rather than being tracked individually for the Partnership and each participating Other Client, to the extent the subsidiary has Other Clients invested in the entity. This means that the Partnership generally will share in any open positions, including any side pockets or other illiquid investments, held by the subsidiary. There will be no segregation of liabilities between the Partnership and any other funds or accounts that allocate assets to the same subsidiary as the Partnership, and the Partnership's assets allocated to a subsidiary may become exposed to liabilities related to such subsidiary's investment on behalf of any such other funds or accounts.

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

Potential Conflicts of Interest Involving Trading Advisors

        Certain of the Trading Advisors may engage in other forms of related and unrelated activities in addition to managing the Partnership's assets or the Portfolio Funds in which the Partnership invests. They may also make investments in futures and securities for their own account. Activities such as these could detract from the time a Trading Advisor devotes to the affairs of the Portfolio Funds in which the Partnership invests. In addition, certain of the Trading Advisors may engage affiliated entities to furnish brokerage services to Portfolio Funds and may themselves provide market making services, including acting as counterparty in OTC transactions. As a result, in such instances the choice of broker, market maker or counterparty and the level of commissions or other fees paid for such services (including the size of any mark-up imposed by a counterparty) may not have been made at arm's length. The Trading Advisors' receipt of incentive compensation may give the Trading Advisors an incentive to manage the Partnership's account in a more risky or speculative fashion than the Trading Advisors otherwise would, particularly in the event the Partnership suffers losses that must be recouped before the Trading Advisors will be entitled to earn additional performance-based compensation.

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

        If the General Partner's ability to make allocations to Trading Advisors is limited or restricted, the Partnership's investment objective and, thus its returns, could be negatively impacted. Furthermore, because of these capacity limitations, it is likely that the Partnership's portfolio and those of Other Clients will have differences in the specific investments held in their portfolios even when their investment objectives are the same or similar. These distinctions will result in differences in portfolio performance.

Illiquid Markets

        Certain positions held by the Partnership may become illiquid, preventing a Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for a Trading Advisor to close out positions against which the market is moving. In particular, the CFTC and futures exchanges have established limits referred to as "speculative position limits" on the maximum net long or net short position which any person may hold or control in particular commodity or financial futures contracts. All of the positions held by all accounts owned or controlled by a Trading Advisor will be aggregated for the purposes of determining compliance with position limits. It is possible that positions held by a Trading Advisor may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect the operations and profitability of the Trading Advisor. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for a Trading Advisor to liquidate a position and thereby experiencing dramatic losses.

Redemptions Restricted

        The Units generally may only be redeemed as of a calendar month-end, upon at least 15 calendar days' prior notice. Investors' limited ability to redeem Units could result in there being a substantial difference between a Unit's redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received. Redemption Charges apply through the end of the twelfth month after a Unit (other than for Series I Units) is issued.

Trading on Non-U.S. Exchanges

        Trading Advisors may trade extensively in non-U.S. commodity futures contracts and in options thereon. Non-U.S. futures transactions involve executing and clearing trades on a non-U.S. exchange. This is the case even if the non-U.S. exchange is formally "linked" to a United States exchange, whereby a trade executed on one exchange liquidates or establishes a position on the other exchange. No United States organization regulates the activities of a non-U.S. exchange, including the execution, delivery and clearing of transactions on such an exchange, and no United States regulator has the power to compel enforcement of the rules of the non-U.S. exchange or the laws of non-U.S. jurisdictions. Moreover, such laws or regulations will vary depending on the jurisdiction in which the transaction occurs. For these reasons, Trading Advisors which trade on non-U.S. exchanges may not be afforded certain of the protections which apply to United States commodity futures transactions, including the right to use United States alternative dispute resolution procedures. In addition, funds used to margin non-U.S. futures transactions may not be provided the same protections as funds received to margin futures transactions on United States exchanges.

        In a number of foreign markets, a substantial volume of trades, which in the United States could only be executed on a regulated exchange, are executed wholly off exchanges in privately negotiated and substantially unregulated transactions. In some cases, the intermediaries through which a Trading Advisor may deal on foreign markets may in effect take the opposite side of trades made for a Trading Advisor, although acting as such Trading Advisor's agent—a practice which would be prohibited in the United States. A Trading Advisor may not have the same access to certain trades as do various other participants in foreign markets.

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

Bankruptcy or Default

        The Partnership is subject to the risk of the insolvency of the clearing brokers, exchanges or clearinghouses. Partnership assets could be lost or impounded during lengthy bankruptcy proceedings. The Partnership is also subject to the risk of the insolvency of any OTC trade counterparty. Were a substantial portion of the Partnership's capital to become subject to a bankruptcy proceeding, the General Partner might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities. Under CFTC Regulation 1.20, a Clearing Broker is required to separately account for and segregate in a customer segregated funds account the Partnership's commodity futures positions, the assets deposited as margin in respect of such positions, and any proceeds from such positions. A clearing broker may not obligate funds in the customer segregated funds account except to purchase, margin, guarantee, secure, transfer, adjust, or settle trades, contracts, or commodity option transactions of commodity or option customers, and a clearing broker may not hold, dispose of, or use any customer funds as belonging to any person other than its commodity or option customers. Even so, if positions in the customer segregated funds account suffer losses in excess of the cash deposited to margin those positions, and the customer for whose account those positions are carried does not meet a clearing broker's calls for additional margin, a clearing broker could be forced into bankruptcy if it cannot satisfy those losses out of its own assets. If that were to happen, because the Partnership's positions and assets are commingled with other customer positions in the customer segregated funds account at such clearing broker, the Partnership's assets deposited with such clearing broker would be used pro rata with the assets of other customers to satisfy any remaining losses from those positions in the account, and Partnership investors could incur substantial losses, despite the Partnership having been otherwise highly profitable.

Limited Regulatory Oversight

        The Partnership does not come within the statutory definition of an "investment company" and is not registered as an investment company, under the Investment Company Act of 1940, as amended (the "1940 Act"), or any comparable regulatory requirements, and does not intend to do so. Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts, impose certain operational trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership. The General Partner is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") and is consequently subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act. Upon request from a prospective investor, the Partnership will provide a copy of Part II of the General Partner's Form ADV or brochure in lieu thereof.

Absence of Regulation Concerning Trading Advisors and Portfolio Funds

        Portfolio Funds will not be registered as investment companies under the 1940 Act. In addition, certain Trading Advisors will not be required to register as commodity pool operators or commodity trading advisors under the CEA or as investment advisers under the Advisers Act. Also, Trading Advisors that operate outside of the United States may be registered under the Advisers Act, but not subject to as comprehensive a regulatory scheme as Trading Advisors that are registered under the Advisers Act and operating within the United States. As a result, Trading Advisors may be subject to a wide range of laws and regulatory oversight, and the protections available to the Partnership will correspondingly vary. Similarly, certain investments in funds and accounts formed and operated outside the United States may not be subject to comprehensive government regulation. The Trading Advisors may not be covered by insurance or by fidelity bonding. Moreover, the Partnership generally will have no control over the selection of the custodians of the assets of any Portfolio Funds in which the

Partnership invests, which also may be subject to a lesser degree of government supervision or regulation than commercial banks, trust companies or securities dealers conducting business within the United States.

Currency Forward Trading

        The Trading Advisors may trade forward contracts on currencies on behalf of the Partnership (or a subsidiary of the Partnership). Forward contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. Consequently, in respect to its forward trading, the Partnership is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Trading Advisors trade. Any failure or refusal to discharge their contractual obligations by the counterparties with which the Trading Advisors deal on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Partnership to substantial losses. No Trading Advisor will be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in the Trading Advisor's strategy were to have substantially "covered" the non-defaulted contracts. There is also the risk that a counterparty that loses money on a contract with a Trading Advisor may seek to avoid its obligations on legal grounds.

Option Transactions

        The Trading Advisors may engage in option transactions. The purchase or sale of an option involves the payment or receipt of a premium payment by the investor and the corresponding right or obligation, as the case may be, to either purchase or sell the underlying instrument for a specific price at a certain time or during a certain period. Purchasing options involves the risk that the underlying instrument does not change price in the manner expected, so that the option expires worthless and the investor loses its premium. Selling options, on the other hand, involves potentially greater risk because the investor is exposed to the extent of the actual price movement in the underlying security in excess of the premium payment received. OTC options also involve counterparty solvency risk.

Currency Options Trading

        The Trading Advisors may trade options on currencies or on currency futures or forward contracts. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. Trading in options may result in substantial losses if market volatility is incorrectly predicted.

Swaps and Other Derivatives

        The Trading Advisors may enter into swap and similar derivative transactions which seek to modify or replace the investment performance of particular interest rates, currencies, securities, investment fund interests, indices, prices or markets on a leveraged or an unleveraged basis. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. As a result, the Trading Advisors are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trading Advisors trade. See "Risk Factor—Counterparty Risk" below. The swap market is generally not regulated by any United States or foreign governmental authority. Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trading Advisors deal may limit the size or duration of positions available to the Trading Advisors as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swap contracts they trade.

Over-the-Counter Derivatives Markets

        The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.

        The Reform Act will mandate that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Partnership is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called "end-users," the Partnership does not expect to be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Partnership executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements irrespective of whether the Partnership is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers' trades instead of using such margin in their operations, as is currently permitted. This will increase the OTC derivative dealers' costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

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

Currency Markets May Be Illiquid or Disrupted

        Although generally highly liquid, the markets in which the Trading Advisors trade can experience periods of illiquidity, sometimes of significant duration. For example, none of the participants in the forward markets are required to maintain a market in any particular currency or to maintain a reasonable spread between the "bid" and "asked" prices that they quote. Disruptions can occur in any market traded by the Trading Advisors due to unusually high trading volume, political intervention or other factors. Market illiquidity or disruption could result in major losses to the Partnership.

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

Credit Risk Associated with Exchange—Traded Futures Contracts and Options on Futures Contracts

        In entering into futures contracts and options on futures contracts, there is a risk that a counterparty will not be able to meet its obligations to the Partnership or a Portfolio Fund. The counterparty for futures contracts and options on futures contracts traded in the U.S. and on most foreign futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse that are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will be able to meet its obligations to the Partnership or a Portfolio Fund.

Counterparty and Futures Commission Merchant Risk

        In selecting counterparties to transactions in which the Partnership (or a subsidiary of the Partnership) will engage, including but not limited to, borrowings under lines of credit it may have in place, the General Partner has the authority to and will consider a variety of factors in addition to the price associated with such transactions. Considerations may include, but are not limited to: (a) the ability of the counterparty to (i) provide other products and services, (ii) accept certain types of collateral and provide multiple products or services linked to such collateral or (iii) execute transactions efficiently, or (b) the counterparty's facilities, reliability and financial responsibility. Such products and services generally may benefit both the Partnership and Other Clients, although not necessarily in relation to their relative participation in a particular transaction. If the General Partner determines that the counterparty's transaction costs are reasonable overall, the Partnership may incur higher transaction costs than it would have paid had another counterparty been used. The General Partner will periodically reevaluate its assessment of the selected counterparty. Subject to the Advisers Act, other applicable regulatory frameworks and the terms of the Partnership's governing documents, counterparties to such transactions may be affiliates of, or service providers to, the Partnership or the General Partner, and thus such transactions may be subject to a number of potential conflicts of interest.

        Certain of the markets in which Trading Advisors invest and trade are OTC or "interdealer" markets. The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of "exchange-based" markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants. Rather, the responsibility for performing under a particular transaction rests solely with the counterparties to such transaction. This results in the risk that a counterparty may not settle a transaction with a Trading Advisor in accordance with its terms, because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss. In some jurisdictions, the Partnership may only be an unsecured creditor of its counterparty in the event of bankruptcy or administration of such counterparty. In an attempt to mitigate the risk of counterparty default, many counterparties now require the posting of collateral. However, this collateral may be difficult to liquidate in a market crisis. In addition, a Trading Advisor could lose a significant portion of the Partnership's capital while the Trading Advisor attempts to execute a substitute transaction to replace a transaction under which a counterparty has defaulted. In the event of a counterparty failure, the Partnership could lose all of its assets.

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

        "Counterparty risk" is accentuated in the case of contracts having longer maturities as well as in the case of a Trading Advisor that concentrates its transactions with a single counterparty or a limited number of counterparties.

        The General Partner has no control over the counterparties with which the Trading Advisors enter into transactions. In addition, Trading Advisors generally are not restricted from dealing with any particular counterparties or from concentrating any or all of their transactions for the Partnership with a single counterparty or limited number of counterparties.

        Many risks exist when capital is maintained at unregulated entities (including the risk that such unregulated entities could become insolvent). In addition, most dealing agreements permit counterparties to transfer customer funds from regulated to unregulated accounts in the counterparties' discretion. The General Partner has no ability to assess the extent to which the Trading Advisors maintain their assets in unregulated accounts that do not enjoy any protection in the event of the bankruptcy of the counterparties holding such assets.

        CFTC-regulated futures commission merchants ("CFTC FCMs") are required to segregate assets pursuant to CFTC regulations. If the assets of the Partnership were not so segregated by any of its CFTC FCMs, the Partnership would be subject to the risk of the failure of such CFTC FCM. Even given proper segregation, in the event of the insolvency of a CFTC FCM, the Partnership may be subject to a risk of loss of its funds and would be able to recover only a pro rata share (together with all other commodity customers of such CFTC FCM) of assets, such as U.S. Treasury bills, specifically traceable to the account of the Partnership. In certain past commodity broker insolvencies, customers have, in fact, been unable to recover from the broker's estate the full amount of their "customer funds". In addition, under certain circumstances, such as the inability of another client of a CFTC FCM or the CFTC FCM itself to satisfy substantial deficiencies in such other client's account, the Partnership may be subject to a risk of loss of the assets on deposit with the CFTC FCM, even if such assets are properly segregated. In the case of any such bankruptcy or client loss, the Partnership might recover, even in respect of property specifically traceable to the Partnership, only a pro rata share of all property available for distribution to all of the CFTC FCM's clients.

        The bankruptcy of Refco, Inc. had very little systemic effect, but demonstrated that a significant portion of customer funds on deposit with CFTC FCMs are, as a matter of practice, maintained in "unregulated" rather than "regulated" accounts at the CFTC FCM. The CFTC FCMs do not have to maintain "net capital" with respect to amounts on deposit in unregulated accounts. However, amounts in unregulated accounts are not subject to "customer protection" in the event of the CFTC FCM's bankruptcy, in which case such amounts become simply unsecured debts of the (bankrupt) CFTC FCM, whereas the amounts held in regulated accounts (see reference to "Segregated Funds" below) have the benefit of such "customer protection."

        The MF Global bankruptcy is ongoing as of the date of this Form 10-K, but it appears that it may represent the first time in the history of the CEA that there has been a significant shortfall in the amount of "customer segregated funds" ("Segregated Funds") held by a bankrupt CFTC FCM. The preservation of Segregated Funds is a basic tenet of CFTC FCM regulations and if, in fact, the MF Global proceedings demonstrate that this tenet is flawed, the ramifications could be extensive (and could materially increase the costs of transacting through CFTC FCMs). While the Refco, Inc. bankruptcy demonstrates that funds on deposit with a CFTC FCM which clients believed to be held as Segregated Funds might, in fact, not be held in such capacity, the MF Global bankruptcy may demonstrate that even amounts held as Segregated Funds are subject to previously unanticipated risk.

Regulatory Changes Could Restrict the Partnership's Operations

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

        As a consequence of the current U.S. and international regulatory focus on hedge funds, the regulatory environment is uncertain. In addition, alternative U.S. or non-U.S. rules or legislation regulating Trading Advisors may be adopted, and the possible scope of any rules or legislation is unknown. It is also unclear what steps Trading Advisors may take with respect to their registration or policies they may have adopted in response to the rules. There can be no assurances that the Partnership (or a subsidiary of the Partnership), the General Partner, or any Trading Advisor or Portfolio Fund will not in the future be subject to regulatory review or discipline.

        In addition, the Partnership or a Portfolio Fund invests in derivative transactions. The regulation of derivatives is an evolving area of law and is subject to modification by government and judicial action.

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

Investors Are Taxed Every Year on Their Share of the Partnership's Profits—Not Only When They Redeem as Would Be the Case if They Held Stocks or Bonds

        Investors are taxed each year on their share of the Partnership's income and gains, irrespective of whether they redeem any Units.

        All performance information included in this Form 10-K is presented on a pre-tax basis; the investors who experienced such performance were required to pay the related taxes with money from other sources.

        Over time, the compounding effects of the annual taxation of the Partnership's income are material to the economic consequences of investing in the Partnership. For example, a 10% compound annual rate of return over five years would result in an initial $10,000 investment compounding to $16,105. However, if one factors in a 30% tax rate each year (the blended tax rate on many of the futures contracts traded by the Partnership is currently 23%), the result would be $14,025.

A Portion of the Partnership's Trading Gains Are Taxed at Higher Capital Gains Rate

        Investors are taxed on their share of any trading profits of the Partnership at both short- and long-term capital gain rates depending on the mix of U.S. exchange-traded contracts and non-U.S. contracts traded. These tax rates are not impacted by how long an investor holds Units. Consequently, the tax rate on the Partnership's trading gains may be higher than those applicable to other investments held by an investor for a comparable period.

Tax Could Be Due From Investors on Their Share of the Partnership's Interest Income Despite Overall Losses

        Investors may be required to pay tax on their allocable share of the Partnership's interest income, even if the Partnership incurs overall losses. Trading losses can only be used to offset trading gains and $3,000 of ordinary income (including interest income) each year. Consequently, if an investor were allocated $5,000 of interest income and $10,000 of net trading losses, the investor would owe tax on $2,000 of interest income even though the investor would have a $5,000 loss for the year. The $7,000 capital loss would carry forward, but subject to the same limitation on its deductibility against interest income.

Accounting for Uncertainty in Income Taxes

        Accounting Standards Codification ("ASC") 740, Income Taxes, provides guidance on the recognition of uncertain tax positions. ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity's financial statements. It also provides guidance on recognition, measurement, classification and interest and penalties with respect to tax positions. A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the Net Asset Value of the Partnership, including reducing the Net Asset Value of the Partnership to reflect reserves for income taxes that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership.

Investment Advisory Fees

        Limited Partners could be required to treat the Trading Advisors' Profit Share compensation, as well as certain other expenses of the Partnership, as "investment advisory fees," which are subject to substantial restrictions on deductibility for individual taxpayers. The General Partner has not, to date, been classifying the Trading Advisors' performance-based compensation or any such expenses as "investment advisory fees," a position to which the Internal Revenue Service (the "IRS") might object.

Tax Audit

        There can be no assurance that the Partnership's tax returns will not be audited by the IRS. If such an audit were to result in an adjustment, Limited Partners could be required to pay back taxes, interest and penalties, and could themselves be audited.

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

        It is possible that a failure of some kind which causes disruptions to these information technology systems could materially limit the General Partner's or a Trading Advisor's ability to adequately assess and adjust investments, formulate strategies and provide adequate risk controls. Any such information technology related difficulty could harm the performance of the Partnership.

        Further, failure of the back office functions of the General Partner to process trades in a timely fashion could prejudice the investment performance of the Partnership.

Lack of Transferability of Partnership Units

        The Units offered hereby have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or state securities laws and are subject to restrictions on transfer contained in such laws. The Units are not transferable except by or with the consent of the General Partner, which may be withheld in its sole and absolute discretion. In addition, any transfer of Units will be subject to the anti-money laundering policies and procedures and other regulatory requirements applicable to the Partnership, as determined by the Administrator and the General Partner. There will not be any market for the Units.

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

Bank Holding Company Act of 1956

        Each of BlackRock and the General Partner is, for purposes of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), a subsidiary of PNC Financial Services Group, Inc. ("PNC") and Barclays BR Holdings S.à.r.l. ("Barclays"), each of which is subject to regulation and supervision as a "financial holding company" (an "FHC") by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Because the General Partner may be deemed to exercise corporate control over the Partnership for purposes of the BHC Act, each of the Partnership, the General Partner and BlackRock intends to comply with the investment and activities restrictions that would generally be applicable to PNC and Barclays as FHCs. Under the BHC Act, an FHC and its affiliates may engage in, and may acquire interests in, or control of, companies engaged in, among other things, a wide range of activities that are "financial in nature," including certain banking, securities, investment management, merchant banking, and insurance activities. Other activities may be limited or prohibited under the BHC Act. Any failure by PNC or Barclays to qualify as an FHC under the BHC Act could result in restrictions on the activities or investments of the Partnership.

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

Multiple Levels of Expense

        Both the General Partner and Trading Advisors receive investment management fees. In addition to management fees, the Partnership is subject to other substantial charges, including a distribution fee and a Redemption Charge and other expenses. Furthermore, in addition to a fixed Management Fee, Trading Advisors typically will receive performance-based allocations. The existence of a performance fee may create an incentive for the Trading Advisor to make riskier and more speculative investments than would otherwise be the case in the absence of such performance-based compensation. A Trading Advisor may receive performance-based allocations based on the unrealized appreciation of the account or Portfolio Fund's portfolio (as the case may be). Also, the "high water mark" for a Trading Advisor's account or the investment in a Portfolio Fund (as the case may be) may not correspond to a Limited Partner's holding period. Therefore, the Partnership may pay a performance fee to a Trading Advisor when a Limited Partner has not received the same positive performance for the Partnership as a whole and a Limited Partner may benefit from a "loss carry forward" attributable to a Trading Advisor's account or a Portfolio Fund (as the case may be) where the Partnership incurred the loss prior to the Limited Partner's investment. Furthermore, Trading Advisors are compensated based on the performance of the accounts they trade for the Partnership or the Portfolio Fund they manage (as the case may be). Consequently, a particular Trading Advisor may receive performance-based compensation in respect of its performance during a period when the Partnership's overall capital depreciated. Historically, certain Trading Advisors have required substantial performance fees when the performance of the Partnership as a whole was breakeven or unprofitable.

        If the Partnership invests in a Portfolio Fund, the Partnership, along with each other investor in such Portfolio Fund, will pay its pro rata share of the expenses of such Portfolio Fund, including such Portfolio Fund's organizational, operating and investment expenses as well as its pro rata share of any extraordinary expenses incurred by such Portfolio Fund.

Managed Account Allocations

        The Partnership primarily places assets with Trading Advisors by opening discretionary managed accounts rather than investing in Portfolio Funds. Managed accounts expose the Partnership to theoretically unlimited liability, and it is possible, given the leverage at which certain of the Trading Advisors trade, that the Partnership could lose more in a managed account directed by a particular

Trading Advisor than the Partnership had allocated to such Trading Advisor to invest. However, the Partnership will seek to mitigate such risks investing, whenever possible via a structure that limits the Partnership's maximum liability to the amount invested in any such managed account.

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

General Trading Risk Disclosure Statement

        Prospective investors should carefully consider whether their financial condition permits them to participate in the Partnership. In so doing, prospective investors should be aware that futures and options trading can quickly lead to large losses as well as gains. Such trading losses can sharply reduce the Net Asset Value of the Partnership and consequently the value of an investor's Units. In addition, certain restrictions on redemption may affect an investor's ability to withdraw from participation in the Partnership. Further, the Partnership is subject to substantial charges for management, as well as advisory and brokerage fees. It may be necessary for the Partnership to make substantial trading profits to avoid depletion or exhaustion of its assets. Notwithstanding the foregoing risk factors in this Form 10-K, this brief statement cannot disclose all of the risks and other factors necessary to evaluate a potential investor's participation in the Partnership.

Item 1B:    Unresolved Staff Comments

        There are no unresolved staff comments.

Item 2:    Properties

        The Partnership does not use any physical properties in the conduct of its business.

        The Partnership's administrative offices are the administrative offices of BRIM, 55 East 52nd Street, New York, New York 10022. BRIM performs certain administrative services for the Partnership from BlackRock's offices.

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

        (b)   Holders:

        As of December 31, 2011, there were 4,218, 660, 1,138 and 55 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

        (c)   Dividends:

        The Partnership has made no distributions since trading commenced, nor does BRIM presently intend to make any distributions in the future.

        (d)   Securities Authorized for Issuance Under Equity Compensation Plans:

        Not applicable.

        (e)   Performance Graph

        Not applicable. The Partnership has no class of common stock registered under section 12 of the Exchange Act.

        (f)    Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

        Unregistered securities are issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A				SERIES I
	Subscription Amount	Units	NAV		Subscription Amount	Units	NAV
Oct-09	$6,952,946	6,276,355	$1.1078	Oct-09	$9,975	7,978	$1.2503
Nov-09	11,669,891	10,709,269	$1.0897	Nov-09	104,997	85,183	$1.2326
Dec-09	24,772,912	22,285,816	$1.1116	Dec-09	14,999	11,897	$1.2608
Oct-10	$7,150,951	6,620,638	$1.0801	Oct-10	$145,000	115,740	$1.2528
Nov-10	4,848,961	4,433,133	$1.0938	Nov-10	10,000	7,869	$1.2707
Dec-10	8,841,940	8,349,330	$1.0590	Dec-10	9,999	8,095	$1.2352
Oct-11	$3,168,977	2,915,342	$1.0870	Oct-11	$—	—	$1.2956
Nov-11	16,374,933	15,666,794	$1.0452	Nov-11	24,749	19,820	$1.2487
Dec-11	9,316,937	8,896,149	$1.0473	Dec-11	33,998	27,116	$1.2538

        (g)   Purchases of Equity Securities by the Issuer:

        Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

        The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2011:

Series F Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2011	406	$251.94
November 30, 2011	56	252.67
December 31, 2011	264	252.87

Total	726

Series A Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2011	2,352,528	$1.0452
November 30, 2011	3,095,574	1.0473
December 31, 2011	5,914,521	1.0487

Total	11,362,623

Series G Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2011	201,625	$1.0911
November 30, 2011	102,852	1.0944
December 31, 2011	403,332	1.0952

Total	707,809

Series I Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2011	—	$1.2487
November 30, 2011	73,439	1.2538
December 31, 2011	555,089	1.2586

Total	628,528

Item 6:    Selected Financial Data

        The following unaudited selected financial data has been derived from the audited consolidated financial statements of the Partnership:

Income Statement Data	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues:
Trading Profits (Losses)
Realized	$15,819,067	$24,680,503	$(1,275,527)	$55,994,522	$16,070,669
Change in Unrealized	(7,550,144)	10,194,641	(3,198,051)	568,553	(4,406,932)
Change in value of invesments in Non-Consolidated LLCs(1)	(430,888)	—	—	—	—
Brokerage Commissions and Clearing costs	(2,247,622)	(2,678,247)	(1,613,820)	(1,508,796)	(621,832)

Total Trading Profits (Losses)	5,590,413	32,196,897	(6,087,398)	55,054,279	11,041,905

Investment Income:
Interest	269,659	492,166	906,015	3,051,305	9,194,631

Expenses:
Brokerage Commissions	—	—	—	—	9,623,405
Profit Shares	1,490,923	4,126,005	1,144,351	9,844,931	2,761,529
Distribution fees	10,193,861	9,553,526	6,767,790	5,554,788	1,766,803
Trading Advisors' management fees	5,073,428	4,558,253	3,162,393	2,520,534	897,433
Sponsor fees	4,286,905	4,014,803	2,833,553	2,278,530	739,849
Administrative fees	—	—	—	—	344,493
Administrator fees	1,028,273	1,009,000	741,000	681,190	279,460
Professional fees	549,755	705,034	751,701	558,322	108,332
Other	429,317	392,000	327,923	271,936	86,153

Total expenses before waiver	23,052,462	24,358,621	15,728,711	21,710,231	16,607,457
Sponsor fee waiver	—	—	—	—	(98,165)

Total Expenses	23,052,462	24,358,621	15,728,711	21,710,231	16,509,292

Net Investment Loss	(22,782,803)	(23,866,455)	(14,822,696)	(18,658,926)	(7,314,661)

Net Income (Loss)	$(17,192,390)	$8,330,442	$(20,910,094)	$36,395,353	$3,727,244

(1)
Includes the Partnership's proportionate share of income and expenses from its investment in Non-Consolidated LLCs.

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Partnership Net Asset Value	$395,809,966	$375,395,713	$275,762,918	$228,085,926	$163,727,870
Net Asset Value per Series F Unit	$252.87	$264.28	$259.29	$282.49	$236.19

Net Asset Value per Series A Unit	$1.0487	$1.0968	$1.0775	$1.1742	$0.9835

Net Asset Value per Series G Unit	$1.0952	$1.1446	$1.1230	$1.2234	$1.0224

Net Asset Value per Series I Unit	$1.2586	$1.2798	$1.2255	$1.2972	$1.0520

MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$234.65	$227.97	$220.32	$227.41	$235.28	$239.62	$234.03	$218.23	$226.09	$233.86	$231.98	$236.19
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09	$273.51	$280.29	$282.49
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56	$262.19	$267.47	$259.29
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01	$250.37	$256.70	$259.92	$263.54	$254.84	$264.28
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97	$258.98	$259.84	$262.35	$251.94	$252.67	$252.87

BLACKROCK GLOBAL HORIZONS I L.P., SERIES A
December 31, 2011

Type of fund: Multi-advisor; privately-placed
Inception of Trading: February 2004
 Aggregate subscriptions: $599,407,710
 Current capital: $343,083,496
 Worst Monthly Drawdown: (6.75)% (8/07)
 Worst Peak-to-Valley Drawdown: (11.89)% (1/09-7/10)
 Net Asset Value per Series A, December 31, 2011: $1.0487

Monthly Rates of Return

Month	2011	2010	2009	2008	2007
January	(0.81)%	(2.50)%	0.55%	2.93%	1.53%
February	0.50	0.25	(0.36)	5.67	(2.79)
March	(1.33)	1.52	(3.70)	(0.21)	(3.35)
April	3.17	(0.67)	(2.89)	(2.74)	3.21
May	(3.76)	(1.52)	1.43	0.52	3.39
June	(2.77)	0.53	(2.21)	2.76	1.83
July	3.16	(1.05)	(0.03)	(3.41)	(2.34)
August	0.24	2.53	0.17	(2.26)	(6.75)
September	0.93	1.26	1.37	3.63	3.60
October	(3.85)	1.27	(1.63)	8.41	3.43
November	0.20	(3.18)	2.01	2.42	(0.78)
December	0.13	3.57	(3.07)	0.81	1.82
Compound Annual Rate of Return	(4.39)%	1.79%	(8.23)%	19.41%	2.18%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES F
December 31, 2011

Type of fund: Multi-advisor; privately-placed
Inception of Trading: January 1994
 Aggregate subscriptions: $323,437,041
 Current capital: $23,238,718
 Worst Monthly Drawdown: (6.75)% (8/07)
 Worst Peak-to-Valley Drawdown: (11.86)% (1/09-7/10)
 Net Asset Value per Series F (original unit), December 31, 2011: $252.87

Monthly Rates of Return

Month	2011	2010	2009	2008	2007
January	(0.81)%	(2.50)%	0.55%	2.92%	1.59%
February	0.54	0.25	(0.36)	5.68	(2.85)
March	(1.37)	1.51	(3.70)	(0.20)	(3.36)
April	3.29	(0.67)	(2.88)	(2.74)	3.22
May	(3.84)	(1.51)	1.44	0.53	3.46
June	(2.79)	0.53	(2.22)	2.78	1.84
July	3.19	(1.04)	(0.03)	(3.41)	(2.33)
August	0.33	2.53	0.17	(2.26)	(6.75)
September	0.97	1.25	1.38	3.67	3.60
October	(3.97)	1.39	(1.64)	8.49	3.44
November	0.29	(3.30)	2.01	2.48	(0.80)
December	0.08	3.70	(3.06)	0.78	1.81
Compound Annual Rate of Return	(4.32)%	1.92%	(8.21)%	19.60%	2.26%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES G
December 31, 2011

Type of fund: Multi-advisor; privately-placed
Inception of Trading: January 2007
 Aggregate subscriptions: $44,503,111
 Current capital: $26,834,991
 Worst Monthly Drawdown: (6.74)% (8/07)
 Worst Peak-to-Valley Drawdown: (11.87)% (1/09-7/10)
 Net Asset Value per Series G, December 31, 2011: $1.0952

Monthly Rates of Return

Month	2011	2010	2009	2008	2007
January	(0.81)%	(2.50)%	0.56%	2.92%	1.52%
February	0.54	0.26	(0.37)	5.68	(2.81)
March	(1.37)	1.51	(3.70)	(0.20)	(3.42)
April	3.30	(0.67)	(2.88)	(2.74)	3.23
May	(3.84)	(1.52)	1.44	0.54	3.39
June	(2.79)	0.53	(2.22)	2.78	1.84
July	3.18	(1.05)	(0.03)	(3.42)	(2.30)
August	0.34	2.54	0.18	(2.26)	(6.74)
September	0.97	1.25	1.37	3.67	3.64
October	(3.98)	1.39	(1.64)	8.51	3.48
November	0.30	(3.30)	2.02	2.48	(0.81)
December	0.07	3.71	(3.06)	0.78	1.82
Compound Annual Rate of Return	(4.32)%	1.92%	(8.20)%	19.66%	2.24%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES I
December 31, 2011

Type of fund: Multi-advisor; privately-placed
Inception of Trading: March 2004
 Aggregate subscriptions: $12,351,281
 Current capital: $2,652,761
 Worst Monthly Drawdown: (6.48)% (8/07)
 Worst Peak-to-Valley Drawdown: (8.41)% (7/07-9/07)
 Net Asset Value per Series I, December 31, 2011: $1.2586

Monthly Rates of Return

Month	2011	2010	2009	2008	2007
January	(0.62)%	(2.24)%	0.78%	3.14%	1.77%
February	0.66	0.50	(0.08)	5.92	(2.53)
March	(1.00)	1.67	(3.42)	0.01	(3.15)
April	3.33	(0.44)	(2.66)	(2.51)	3.48
May	(3.47)	(1.26)	1.61	0.77	3.58
June	(2.43)	0.74	(1.97)	3.01	2.06
July	3.31	(0.76)	0.22	(3.17)	(2.06)
August	0.51	2.67	0.39	(2.02)	(6.48)
September	1.16	1.42	1.60	4.15	3.87
October	(3.62)	1.43	(1.42)	8.77	3.68
November	0.41	(2.79)	2.29	2.70	(0.65)
December	0.38	3.61	(2.80)	1.05	2.06
Compound Annual Rate of Return	(1.66)%	4.43%	(5.53)%	23.30%	5.09%

        In addition to the general fact that in speculative futures trading past results are not necessarily indicative of future performance, the Partnership's multi-Trading Advisor approach has become more diversified over time. Currently the fund retains 7-15 Trading Advisors and may retain more in the future. Redemption Charges are not reflected in the Performance Summary.

Notes to Performance Summaries

        Monthly Rates of Return are calculated by dividing each month's net performance by net asset value as of the beginning of such month.

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

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

  Operational Overview; Trading Advisor Selections and Summary

        The Partnership's results of operations depend on BRIM's ability to select Trading Advisors, and the Trading Advisors' ability to trade profitably. BRIM's selection procedures, as well as the Trading Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

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

        BRIM's decision to terminate or reallocate assets among Trading Advisors is based on a combination of factors. Trading Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors—for example, a change in BRIM's or a Trading Advisor's market outlook, apparent deviation from announced risk control policies, changes in principals, commitment of resources to other business activities, etc.—may also have a role in the termination or reallocation decision. The market judgment and experience of BRIM's principals is an important factor in its allocation decisions.

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

        BRIM attempts to control credit risk in the Partnership's futures, forward and options trading by clearing trading through MLPF&S, Newedge USA, JPMS, UBS Securities and SSBT. MLPF&S, Newedge USA, JPMS, UBS Securities and SSBT act as a clearing broker or counterparty to the Partnership's trades; they do not advise with respect to, or direct, any such trading.

        BRIM attempts to control the market risk inherent in the Partnership's trading by BRIM's multi-advisor strategy and Trading Advisor selections. BRIM reviews the positions acquired by Trading Advisors trading on behalf of the Partnership (or a subsidiary of the Partnership) on a daily basis in an effort to determine whether the overall positions of the Partnership may have become what BRIM determines as being excessively concentrated in a limited number of markets—in which case BRIM may, as of the next month or quarter-end, adjust the Partnership's Trading Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. Such position transparency will not generally be available to BRIM with respect to Partnership assets allocated to Portfolio Funds.

        Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at December 31, 2011.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Trading LP(1)	$745,369	$(1,978,167)	$(196,543)	$(1,429,341)
Blackwater Capital Management LLC(1)	5,841,825	(2,378,579)	(76,137)	3,387,109
Boronia Capital PTY Ltd	(1,855,529)	(799,103)	(609,275)	(3,263,907)
Cantab Capital Partners LLP(1)	5,649,176	(371,621)	(243,540)	5,034,015
Crabel Capital Management LLC	(3,593,497)	(761,560)	(347,601)	(4,702,658)
G Capital Fund Management LLC	2,300,398	412,668	(29,061)	2,684,005
Mapleridge Capital Corporation	(4,880,462)	146,419	(563,266)	(5,297,309)
NuWave Investment Management LLC(2)	2,964,319	773,900	(49,150)	3,689,069
Ortus Capital Management Ltd.	5,744,841	(2,358,178)	—	3,386,663
Quantitative Investment Management—Global Program(3)	(335,790)	(200,975)	(61,325)	(598,090)
Solaise Capital Management LLP	(2,498,745)	588,207	(26,354)	(1,936,892)
Winton Capital Management Limited	5,737,162	(623,155)	(45,370)	5,068,637

Total	$15,819,067	$(7,550,144)	$(2,247,622)	$6,021,301

(1)
Includes the Partnership's total net trading profit (loss) from this Non-Consolidated LLC through October 31, 2011 (see Note 1 to the Consolidated Financial Statements).

(2)
Includes the Partnership's total net trading profit (loss) from this Non-Consolidated LLC through September 30, 2011 (see Note 1 to the Consolidated Financial Statements).

(3)
Includes the Partnership's total net trading profit (loss) from this Non-Consolidated LLC through April 30, 2011 (see Note 1 to the Consolidated Financial Statements).

        The weighted average Management Fee rate of the Trading Advisors based on allocations as of December 31, 2011 was 1.40% and the weighted average incentive fee rate was 20%. The range of Management Fees as of December 31, 2011 was 0% to 2.5% (annualized) and the range of incentive fees was 15% to 30%.

        BRIM may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, BRIM has not made any distributions to date and does not intend to do so.

  Performance Summary

  2011

Total Trading* Profit (Loss)
Agriculture	$(7,313,048)
Currencies	(1,238,607)
Energy	(3,961,396)
Interest Rates	25,460,295
Metals	1,951,633
Stock Indices	(6,629,954)

8,268,923
Brokerage Commissions/ Clearing Costs	(2,247,622)

$6,021,301

*
Excludes Change in Value of Investments of Non-Consolidated LLCs. Such Non-Consolidated LLCs invest in information and performance summaries generally follow the same themes and trends discussed below.

        The Partnership posted an overall net loss for 2011. The year was characterized by meaningful volatility and muted or negative returns in most asset classes, with the notable exception of select "safe haven" assets such as U.S. Treasurys. This volatility and rising correlations in markets cued flashbacks of 2008, further damaging investor confidence and discouraging risk-taking. Alternating cycles of "risk-on/risk-off" investor behavior was particularly prominent in the second half of the year, with "risk-off" assets generally coming out ahead.

        Expectations entering 2011 featured a tenuous hope for broad economic recovery, but a series of external developments shook investor confidence once again. Upheaval interspersed through much of the Middle East and Northern Africa resulted in a broader nervousness surrounding economic and geopolitical stability of the region and a subsequent spike in the price of oil. That was quickly followed by a devastating earthquake, tsunami, and nuclear power crisis in Japan that took a tragic toll. However, 2011 will most likely be remembered for the intensification of the debt and credit issues in Europe. As the crisis unfolded, it became increasingly clear that Europe needed to redouble its efforts to align both monetary and fiscal stability, but potential solutions came at steep economic and political costs. Meanwhile, U.S. economic growth and employment remained weak, and strident political posturing damaged corporate and consumer confidence in a government-led solution, although some economic pickup occurred in the fourth quarter. Meanwhile, inflation in certain emerging markets triggered monetary policy tightening measures that decelerated growth for a number of countries, including China.

        Managers active in fixed income began the year generally agnostic towards Treasury securities, but it soon became an active area of trading. Managers initially lost money on short exposures to 30-year Treasurys and 10-year German bunds, but long exposures benefited in the second quarter as 10-year Treasury yields fell steadily from 3.47% to 3.18 as investors fled toward the safety of Treasury securities. Both USD and non-USD positions contributed to performance during the third quarter. While investors sought refuge from the uncertainty surrounding sovereign debt concerns and global monetary policy initiatives, long exposures to 5-year and 10-year Treasurys and 5-year and 10-year German bunds again contributed to performance through year-end, offset partly by losses from Eurodollar futures. While the start of the year was marked by USD-based positions, 2011 came to a close with non-USD positions as a more dominant theme in the portfolio.

        Not dissimilar to other complexes, metals experienced volatility during the year. Precious metals rose during the first quarter as inflation-wary investors continued to see value in safe haven assets. Silver in particular benefited, increasing more than 30 percent, advancing both from its status as an alternative currency and as an industrial metal. Significant long gold exposures were also up early in the year despite a choppy March, responding in particular to the weakening U.S. dollar mid-quarter. Early in the second quarter, managers were positioned net long metals, with gold being one of the more active sectors as it reached record highs in late-April. However, choppy performance in May and declines in June challenged most managers, who responded by reducing net exposures significantly over the course of June, softening the impact of later price volatility. In the midst of ongoing U.S. economic concerns, and as investors sparked a flight-to-quality early in the third quarter, gold and silver traded higher for most of that period. This was accretive to performance as many managers entered the period with a long view on the complex. Metals detracted from performance late in the year, as managers burdened with net long positions in precious metals suffered losses as gold prices declined steadily during November and December.

        The foreign exchange space experienced notable activity throughout the year amid macroeconomic concerns both domestically as well as abroad. Managers entered the start of the year predominantly short the U.S. dollar, a position largely maintained through mid-year. This exposure generally hurt performance in January, impacted by positive GDP reports and an increased demand for safe assets as social unrest unfurled in Egypt. These trades were generally beneficial through early in the second quarter, but caused losses as long exposure to the euro and Australian dollar traded down against the U.S. dollar. In the second half of the year, trading major currency pairs, such as the U.S. dollar versus the Japanese yen, were accretive early but gave back some of their gains in August. Though the start of the fourth quarter saw a brief rally in the euro, underlying managers had difficulty trading euro-based cross-currencies.

        From a strategy perspective, the energy sector experienced volatility throughout the year. During the first quarter, increasing civil unrest in the Middle East and Africa fueled concerns of oil supply disruptions. Oil prices had already climbed in January as a result of a colder-than-expected winter in the Northern Hemisphere when dramatic political events in oil-producing countries erupted. These price movements were exacerbated in March following the events in Japan, in which the nuclear plant crisis was seen as a possible trigger for increased demand in fossil fuel consumption. During the second quarter, managers holding positions in West Texas Intermediate crude oil (WTI) and Brent crude oil saw the price spread between the two remain wide early in the quarter, driven by a glut of supply of WTI coming to the Cushing, Oklahoma facility (a major price settlement point for WTI) from Canada, and Middle Eastern stress driving up prices for Brent. In the third quarter, managers suffered losses stemming from WTI crude oil positions early in the quarter and suffered additional losses mid-quarter on positions in Brent crude. However, short positions in natural gas helped managers limit overall losses, as futures declined more than 10% at the close of September. In October, the portfolio was positioned net short crude and again experienced losses as crude futures recovered from $76 to $93/bbl over the course of the month. As the quarter came to a close, crude oil holdings continued to contribute losses, but with ample natural gas supply and persistently declining prices throughout the fourth quarter, short natural gas positions were additive.

        Equity strategies experienced gains early in the year, helped primarily by ongoing improvement in corporate fundamentals and a resurgence in shareholder-centered corporate activity, and the relative stability of the U.S. stock market even as a near-government shutdown dominated headlines domestically. However, long-based holdings declined in March as broader Japanese indices sold off substantially amidst the tragedy, and as concerns resurfaced around the long-term solvency of peripheral Europe. Equity holdings generally suffered during the second quarter. Long exposures to U.S. and European indices in May hurt performance, highlighted by a sharp intra-month Eurostoxx decline as investor confidence in Greece's ability to remain solvent rapidly eroded. The third quarter also proved difficult with sharp declines in equity prices during August and September, which created headwinds for managers positioned net long U.S. indices. The sector finished the year with mixed returns. Near year-end, broader trading gains neutralized losses from select positions within the NASDAQ 100, S&P 500 and the Taiwan Index.

        Agricultural holdings had a strong start to the year, but tapered off heading into April. Wheat prices experienced a 29-month high in late January and spot prices for corn rose above the $6.50 mark for the first time since July 2008. However, prices for both grains fell off in March, hurting momentum-based trades. Sugar prices also peaked in January and dropped substantially throughout the quarter, prompted by expanded production internationally, particularly in Thailand and an earlier-than-expected harvest in Brazil. During the second quarter, food-and-mouth disease ravaged livestock supply in Asia, which led to an increased demand for imports, but falling demand and indications of increasing U.S. supply in April ultimately led to losses for managers holding long positions. The month of May saw a violent whipsaw in the grain markets, as the USDA's Grain Stocks and Acreage report surprised the market with higher-than-expected supply numbers. Poor crop conditions persisted during the third quarter, prompting reduced estimated grain yields and a bearish crop report from the USDA at quarter-end, which lifted prices. This generated early third quarter losses for managers, but late period gains as exposures gradually shifted to the long side.

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

        Trading in the interest rates sector generated the largest portion of gains for the year. The shift away from risky assets was a predominant theme for bond markets early in the year. In particular, underlying long exposures to Euribor and German bunds profited, perceived as a safer alternative to the more heavily-indebted economies in the Eurozone, chiefly Greece. Range-bound global rates and a lack of clear market direction created a difficult trading environment early in the year. U.S. Treasury trading was mixed throughout the period as rising longer-term yields reflected increased issuance and perceived improvements in the economy, while record-low short-term rates reflected the apparent intention of policy makers to remain accommodative. Increasingly risk-averse investor attitudes during the second quarter contributed to significant gains for underlying managers as investors continued to seek low-risk assets. Underlying long exposures to German bunds, U.S. Treasuries and Japanese government bonds were generally profitable throughout the period as bond yields in many developed countries declined, particularly on poor economic news in China and the U.S. However, bond prices in peripheral Europe fell as disappointing macroeconomic data reignited worries about sovereign debt in the region, despite the European Union's and IMF's announced €75 billion bail-out of Greece. The difference of investor risk perspectives was especially evident in July as certain investors moved away from safe havens into more cyclical assets, only to benefit from investor unease in August as U.S. securities richened and long-term yields dove to early-2009 levels. Managers were challenged toward the end of the year as changing economic data and government policy expectations made rates difficult to navigate. U.S. dollar positions were generally additive early on as quantitative easing initiatives supported the bearish move in U.S. yields, however this backfired for many managers later as yields rose, hurting those who were positioned for a rally in 2- to 10-year Treasuries. Possible drivers for this reversal included improving economic data, rising inflation expectations, crowded quantitative easing expectations and a potential extension of Bush-era tax cuts.

        Trading in the currencies sector was the second most profitable sector. Leading the activity was underlying long U.S. dollar exposures versus a troubled euro and a sympathetic UK pound were largely additive during the early part of the year. In particular, continued concerns around Greece's sovereign debt crisis, and the Eurozone in general, influenced a general sell-off of the euro resulting in seven-month lows against the U.S. dollar. Additional performance gains were generally the result of underlying long exposures to the currencies of commodity-dominant Australia and Canada. During the second quarter, gains from select major currencies trades offset losses in emerging market and minor currency trading. In particular, concerns in Europe continued to drive the decreasing value of the euro to a four-year low against the U.S. dollar, ultimately aiding managers short the euro versus the rallying U.S. dollar. Meanwhile, the Swiss franc experienced a volatile quarter, as the Swiss National Bank sought to prevent significant currency appreciation against the euro, causing a decline in the currency in May, but later improving in June after further intervention was abandoned on improving economic data. Furthermore, long exposures to the Japanese yen profited as the currency spiked to a 15-year high in September before the Japanese monetary authorities intervened to stop the currency's gains. Short exposures to the U.S. dollar remained a predominant theme for managers, impacting performance as the dollar fluctuated during the fourth quarter. Brewing quantitative easing expectations and mixed economic signals contributed to an 8-month low for the dollar against the euro. However, the financial bailout of Ireland in November, coupled with improving economic and market sentiment in the U.S., triggered a flight-to-safety strengthening the U.S. dollar against the euro, creating performance gains for underlying positions in the USD versus EUR currency pair.

        The metals sector also contributed towards gains for the Partnership. Early on, declines were driven by gold and copper exposures. Most notably, underlying short gold positions generally lost ground as historically low central bank sales and a rebounding market in India and China supported prices. Meanwhile, underlying long nickel exposures helped to partially mitigate losses as the industrial metal's prices reached 22-month highs in March, bolstered by the improving economic outlook. Platinum also contributed as anticipated demand from a global auto recovery augmented the metal's performance. Gold was a notable winner for the sector as investors increasingly favored it as a safe haven, with prices rising throughout the second quarter. Copper shorts also contributed as the metal sold off, falling as much as 12% in June before partially recovering. The metals sector experienced positive performance as flight-to-quality long precious metals exposures dominated trades during the second half of the year. Gold experienced its first monthly decline in seven months in July, only to bounce back the following month, breaking through a record $1,300/oz in September as risk-sensitive investors increasingly viewed the metal as a safe haven in the long-term. Silver also bolstered performance later in the year, notably in September when prices hit a 30-year high. As investor sentiment took a turn for the positive, non-ferrous base metals experienced gains as strong demand trends and ongoing supply constraints drove prices higher. In particular, copper and aluminum bolstered performance late in the year. Underlying managers generally ended the year with reduced core positions in gold, which declined late, responding in part to moves in interest rates and the U.S. dollar.

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

        Trading in stock indices detracted from performance, as traders struggled early in the year as European fiscal concerns drove investors to sell risky assets. Following these long-side losses, including notable declines in the Dow Jones Eurostoxx and Hang Seng indices, many underlying managers ultimately reduced net long exposure through stop-loss levels and a reduction in signal strength. This led to further negative underlying manager results when markets strongly rebounded later as investors looked favorably on indications that the EU would support Greece. Additionally, economic data releases appeared to support investor optimism that the economy was on a recovery path, benefiting underlying long U.S. and Japanese exposures particularly. Continued concerns over the European sovereign debt crisis and Chinese policy tightening overshadowed positive developments in corporate profitability and rising economic growth forecasts. Furthermore, the May 6th "flash crash" sell-off, and the May 10th recovery spike resulting from the announcement of the European Union's and IMF's planned €75 billion bail-out of Greece contributed to a more than 20-point surge in the VIX during the month. Increasing clarity on a number of sovereign fiscal issues, including U.S. financial reform, the European Union's financial status and evidence of success in the managed deceleration of China's economy, drove a rally at the end of July. However, downward revisions to U.S. GDP, persistent unemployment and unrelenting weakness in the housing market led to a market reversal in August, leading to losses for most major indices and peaking correlation for S&P constituents. Following the European Union's approval in November of a support package for Ireland, mitigating concerns and stabilizing investor sentiment, a broad-based surge in global markets generated strong gains for underlying funds. However, this was not enough to offset previous losses in the year.

        The energy sector was the worst performing sector for the Partnership. A commodity sell-off in crude oil and low volatility in natural gas prices created a difficult start to the year, leading many to short the sector. However, sharp reversals in crude oil prices frustrated a number of underlying managers. Oil prices and investor sentiment were on the rise in April, but a sharp reversal occurred in May upon concerns of curbed demand and growing stockpiles in the Eurozone and China, the world's second largest consumer of oil. Crude oil rallied in June as the U.S. dollar weakened, and natural gas prices gained ground on positive inventory data, however managers added to energy shorts following May's declines, hurting overall performance. Following losses in July, underlying managers generally repositioned by adding energy shorts, which subsequently profited from further price declines in August. However, many managers experienced significant losses as crude oil rallied nearly 7% due to an improving global growth outlook and faltering U.S. dollar. Gasoil, heating oil and natural gas trading further contributed to losses for the asset class. Energy trading continued to challenge managers toward year end as rallies in crude oil and heating oil were undermined by underlying managers' short exposures to the commodities. In particular, oil demand in China surged 26 percent in November to a record high of 9.3 million barrels per day as refineries increased processing rates to ease a diesel shortage. By December, underlying managers modified positioning and profited from rising crude oil prices, which hit two-year highs, rising to over $91 per barrel. Furthermore, refined oils experienced a strong finish to the year, led by rising gas oil prices, as cold temperatures boosted demand and decreased inventories.

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

        Trading in metals was the second most profitable sector, despite early losses the sector performance rallied towards year end. Prices for industrial metals such as copper, lead and zinc, rallied in March from their earlier lows on hopes that government stimulus efforts would spark industrial production and reduce existing basic materials inventory levels. Precious metals prices also rose early in the year, continuing to benefit from higher levels of market volatility and economic uncertainty, as well as latent fears over growing inflation after the economy recovers. Mixed results were seen mid year as long exposures to gold detracted in April and June but profited in May as investors sought inflation hedges given the sharply declining U.S. dollar. Conversely, industrial metals such as aluminum and nickel trades were profitable in April, rallying on improved economic recovery prospects. However, as market rallies extended throughout the year, Trading Advisors increased select short positions. Aluminum short exposures were among those that took a substantial hit as the commodity experienced its largest weekly gain in 21 years during June. Expectations for economic recovery drove price rallies in industrial metals, punctuated by a boost from the 'cash for clunkers' program in the U.S. Overall, long exposures to aluminum, silver and copper were additive, with copper reaching an 11-month high in August. Meanwhile, gold briefly retreated in conjunction with U.S. dollar performance, but after dropping off in August, gold broke through the $1,000 psychological barrier by quarter-end, increasing 6% from intra-quarter lows as the U.S. dollar once again declined and crude oil prices soared. Toward year end the sector was driven by gold exposures as gold appreciated to record levels in October due to the declining U.S. dollar. Trading Advisors continued to use the metal as a hedge throughout the quarter; however this led to significant losses in December as the U.S. dollar strengthened. Mitigating some of those declines was copper, which concluded the year by reaching a 16-month high in December due in part to higher-than-expected manufacturing activity data, continued uncertainty surrounding strike threats in Chile and generally thin market conditions.

        Trading in agriculture detracted from performance of the Partnership. Short positions in corn and soybeans profited in February on speculation that demand for biofuels and animal feed would decline in the midst of the recession, and demand for cotton process fell based on a reduced demand for raw materials. However, prices broadly recovered in March as investors perceived better economic times ahead. Coffee prices improved substantially during the beginning of the year, as investors anticipated a reduced supply from Central and South America. April losses in long exposure to sugar were offset by later gains from a broad commodity price rally brought on by signs of improving global demand and a weakening U.S. dollar. On the short side, exposures to corn and wheat made back earlier losses as prices substantially declined on reports of increasing supplies and speculation that warm, wet weather would accelerate plant development. Meanwhile, short exposures to hogs contributed as hog positions sold off over concerns about the H1N1 virus. Negative results in July from short exposures to wheat were offset by later gains as favorable weather conditions led to increased supply and trading levels near two-year lows. Meanwhile, gains from long exposures to sugar in August only partially counterbalanced later losses from short exposures to corn as both commodities appreciated on speculation of production delays and deficits. Furthermore, short exposures to coffee also experienced notable early losses after the Brazilian government intervened to boost prices. Short exposures to corn and wheat led to losses throughout year end as both commodities rallied on expectations of smaller crops and poorer growing conditions. Furthermore, demand for wheat rose as farmers increasingly replaced the corn in animal feed with wheat after a 22% rise in corn's price over the two months of October and November. Meanwhile, long exposures to soybeans were additive as prices rose to a five-month high in November, only to fall in December. In addition, sugar boosted returns as it ended the year up on news of a reduced Brazilian crop and increased demand in India after struggling early in the quarter.

        The currencies sector also contributed to losses, despite gains posted mid year. The foreign exchange markets were range-bound during February with declining volatility, resulting in a challenging environment for Trading Advisors with shorter holding periods. While demand for the U.S. dollar was strong early in the period due to high market uncertainty, late in the first quarter, long U.S. dollar trades struggled following quantitative easing initiatives launched by the U.S. Federal Reserve. Hopes for economic recovery and an accelerating slide in the U.S. dollar in April generated losses in select short positions. Trade positioning quickly adjusted, and many Trading Advisors enjoyed substantial long-side gains in the Australian dollar and the Euro as the U.S. dollar experienced its sharpest monthly decline in years. A recovering global economy and rallies in riskier assets drove gains during midyear. Significant profits were generated in July and September as Trading Advisors took advantage of the declining U.S. dollar. Long exposures to the Australian dollar versus the U.S. dollar were particularly additive as demand for high yielding assets in the region increased and Chinese manufacturing expanded. July was particularly challenging as a recovering U.S. dollar temporarily generated setbacks in certain positions, including long exposures to the Japanese yen and Canadian dollar, but Trading Advisors were able to mitigate these losses through tactical cross rate trades and as the U.S. dollar continued its slide later in the third quarter. Mid-October trend reversals hurt medium- and long-term Trading Advisors with long exposures to the British pound versus the U.S. dollar, which proceeded to trade in a range bound fashion. The Japanese yen struggled against the U.S. dollar, ending the year with a selloff due in large part to speculation over additional quantitative easing by the Bank of Japan. Partially mitigating losses were long exposures to the Australian dollar versus the U.S. dollar, which profited after the Reserve Bank of Australia tightened rates on October 6 and on evidence of continued strong growth in China. However, in December the Australian dollar experienced its first monthly decline against the U.S. dollar in a year after reports that the Australian economy had expanded at half the expected pace, leading to reduced speculation of higher interest rates in early 2010.

        Trading in the interest rate sector posted losses as well. Long U.S. Treasury, Gilt, and German Bund exposures led losses, selling off despite a backdrop of stock market volatility, worsening economic conditions and regulatory uncertainty. March proved to be particularly challenging, with several government and central bank stimulus initiatives, including those by the U.S. Federal Reserve, the Bank of England, the Swiss National Bank and the Bank of Japan, creating a challenging environment for systematic Trading Advisors. Trading difficulties continued in large part due to improved market sentiment and the resulting flow of investor capital away from sovereign bonds and toward riskier assets. In particular, long exposures to Japanese government bonds, German Bunds and Gilts all declined during midyear. Meanwhile, long exposure to short-term interest rates, especially in the Eurodollar, Euribor and Sterling, also detracted, adversely responding to the European Central Bank holding rates at a record low and higher-than-expected U.S. unemployment numbers. However, several Trading Advisors mitigated a portion of losses through trading long-term U.S. interest rates, which provided opportunities through both long and short exposures. Exposures to Gilts added to losses amidst the volatility surrounding multiple United Kingdom government policy announcements, including decision not to expand its asset purchase program, and reports in July that The Bank of England intended to purchase 50 billion pounds of long-dated bonds. Toward year end stronger-than-expected U.S. economic data largely drove down fixed income results, despite the bond market rally in November. Gains from long exposures to Japanese Government Bonds, which profited after yields fell 15 basis points in November on speculation that the Bank of Japan was going to maintain near-zero interest rate levels, could not combat losses throughout the period from long exposures to other bond markets, including 5-year and 10-year U.S. Treasuries, Eurodollars, German Bunds and British Gilts. In particular, a one-day sell-off in early December following the release of better-than-expected U.S. unemployment data counteracted any earlier positive results for Trading Advisors. The sell-off was further exacerbated by comments from the Federal Reserve indicating that certain stimulus measures faced impending removal.

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

        During most periods set forth under "Selected Financial Data", the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

        Prior to September 1, 2007 the Partnership's brokerage commissions and administrative fees were a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than currency trading costs) which were not based on a percentage of the Partnership's assets (allocated to trading or total) were the Profit Shares payable to the Trading Advisors on a Trading Advisor-by-Trading Advisor basis. Effective September 1, 2007, the Partnership revised its expense structure and the Partnership began paying its own operating expenses. Gross profitability is in turn affected by the percentage of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Trading Advisors (so that the total Profit Shares paid to those Trading Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Trading Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Trading Advisors) suggesting the likelihood of generally trendless, non-consensus markets. Profit Shares will vary based upon profitability of the individual Trading Advisors.

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

  Performance Summary—Factors Affecting Interest Income and Expenses

        Cash held in accounts as of December 31, 2011 at MLPF&S, Newedge USA, JPMS, and UBS Securities (each a "Clearing Broker" and collectively the "Clearing Brokers"), The Bank of New York Mellon and SSBT earns interest on all such assets which are not used for trading. The low level of interest rates in 2011 in the U.S. negatively impacted interest income revenues when compared to 2010. The Partnership estimates that approximately 93% of its assets are earning interest. For the year ended December 31, 2011, the Partnership earned $269,659 in interest income, or approximately 0.07% of the Partnership's average month-end net assets. For the year ended December 31, 2010, the Partnership earned $492,166 in interest income, or approximately 0.15% of the Partnership's average month-end net assets. The average interest rates for the year ended December 31, 2011 was 0.07%. The average interest rates for the year ended December 31, 2010 was 0.17%.

        The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are lower as of December 31, 2011 when compared to the year ending December, 31 2010 due to the Trading Advisors being less profitable. For the year ended December 31, 2011, Distribution, Trading Advisors' management fees and Sponsor Fees increased approximately 9%, when compared to the year ended December 31, 2010. This is due mostly to a 17% increase in average net assets in the year ended December 31, 2011 when compared to year ended December 31, 2010. Profit Shares decreased for the year ending December 31, 2011, when compared to the year ending December 31, 2010 primarily due to the Partnership's lower profitability and also less profitable Trading Advisors.

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

        A significant portion of the Partnership's assets are currently held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends. Inflation in commodity prices could also generate price movements.

        With respect to assets allocated primarily to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership should be able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices. This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership's positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Partnership will generally be made approximately ten (10) days following the Redemption Date, although there can be no assurance as to the timing of such payments.

        Although the Partnership has not done so to date, the Partnership may allocate assets to Portfolio Funds which typically are subject to redemption restrictions which may include advance written notice for redemptions, monthly or quarterly redemptions and such Portfolio Fund's ability to limit or suspend redemptions. Certain Trading Advisors accounts may also require advance notice to liquidate positions.

        Most U.S. exchanges (but generally not foreign exchanges, or banks or broker-dealer firms in the case of foreign currency forward contracts) limit by regulation the amount of fluctuation limits. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of the trading session. Once the "daily limit" has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity can then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. The rule may, in fact, substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures prices have occasionally moved the daily limit for several consecutive trading days, and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those futures traders involved to substantial losses.

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

        The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds. Instead, the Partnership pays its redemptions with the cash held in its various operating accounts. Due to the nature of its futures trading, the Partnership has significant amounts of cash available to it. When it needs to fund redemptions, the General Partner anticipates that it will adjust the net assets allocated to the Partnership's various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decide which trading positions to liquidate in the accounts they manage, when necessary. To date the Partnership has been able to satisfy all of its redemption requests in a timely manner, although no assurances can be given that it will be able to do so in the future.

        There were no material commitments for capital expenditures as of December 31, 2011, the end of the most recent reporting period.

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

        Materiality, as used in this section "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

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

        The Partnership's risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

        In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at

Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated, have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

        The measurement of the Partnership's Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership's margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership's disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years 2011 and 2010. During the fiscal year 2011, the Partnership's average net assets were $391,184,526. During the fiscal year 2010, the Partnership's average net assets were $333,087,003.

Fiscal Year 2011

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$575,010	0.15%	$1,807,484	$2,373
Currencies	8,164,447	2.09%	17,343,450	2,967,706
Energy	437,530	0.11%	1,416,199	4,658
Interest Rates	18,169,081	4.64%	24,865,187	9,498,555
Metals	493,207	0.13%	1,557,649	31,481
Stock Indices	1,144,008	0.29%	3,537,936	33,990

TOTAL	$28,983,283	7.41%	$50,527,905	$12,538,763

Fiscal Year 2010

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$456,032	0.14%	$1,266,795	$29,022
Currencies	6,068,562	1.82%	9,492,705	3,436,968
Energy	381,152	0.12%	865,827	84,829
Interest Rates	15,922,922	4.78%	26,554,020	8,096,074
Metals	473,974	0.14%	832,044	49,564
Stock Indices	1,264,308	0.38%	2,897,474	17,393

TOTAL	$24,566,950	7.38%	$41,908,865	$11,713,850

        Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership's capitalization at the end of each calendar month during the period.

Material Limitations on Value at Risk as an Assessment of Market Risk

        The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this "risk of ruin".

Non-Trading Risk

        Foreign Currency Balances;Cash on Deposit with MLPF&S, Newedge USA, JPMS,UBS Securities , SSBT and The Bank of New York Mellon.

        The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial. The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back to U.S. dollars on a periodic basis.

        The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S, Newedge USA, JPMS, UBS Securities, SSBT or The Bank of New York Mellon. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is generally insignificant.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

        The following qualitative disclosures regarding the Partnership's market risk exposures, except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposure, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership's primary market risk exposures as well as the strategies used by BRIM and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

        The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector:

  Interest Rates

        Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of futures and forward sovereign futures and forward bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can be expected to materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions based upon or indexed to the government debt of smaller nations e.g., New Zealand and Australia. BRIM anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

  Currencies

        The Partnership trades in a large number of currencies, and exchange rate risk is a significant market exposure of the Partnership. The Partnership's major exposures have typically been to pricing relationships between the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions as well as U.S. dollar/Canadian dollar, U.S. dollar/Australian dollar and U.S. dollar/Swiss franc. BRIM does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

  Stock Indices

        The Partnership has significant equity exposure to G-7 equity index price movements, although as of December 31, 2011, the Partnership's primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

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

  Agriculture Commodities

        The Partnership's primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2011. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

  Energy

        The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

        The following were the non-trading risk exposures of the Partnership as of December 31, 2011.

  Foreign Currency Balances

        The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Partnership has minimal exchange rate exposure on these balances.

  U.S. Dollar Balances

        The Partnership holds its U.S. dollars in cash at MLPF&S, Newedge USA, JPMS, UBS Securities, SSBT and The Bank of New York Mellon. The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S or Newedge USA, JPMS, UBS Securities, SSBT in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

  Trading Risk

        BRIM has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Trading Advisors, calculating the net asset value of the Partnership as of the close of business on each day and reviewing outstanding positions, or reallocating Partnership assets among Trading Advisors (although typically only as of the end of a month) for over-concentrations. BRIM's basic risk control procedures consist simply of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisors themselves.

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

        The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S, Newedge USA, JPMS, UBS Securities and SSBT in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. BRIM does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S, Newedge USA, JPMS, UBS Securities, SSBT and The Bank of New York Mellon.

Item 8:    Consolidated Financial Statements and Supplementary Data

        Consolidated financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2011, 2010 and 2009, are included as Exhibit 13.01 to this report.

        The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010. This information has not been audited.

Selected Quarterly Financial Data (unaudited)
BlackRock Global Horizons I L.P.

Net Income by Quarter
Eight Quarters through December 31, 2011

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Total Income (Loss)	$(10,722,244)	$24,118,325	$(7,474,584)	$(61,425)	$13,471,829	$16,058,222	$280,088	$2,878,924
Total Expenses	3,278,388	7,426,022	6,077,381	6,270,671	7,514,515	6,349,838	5,619,329	4,874,939

Net Income (Loss)	$(14,000,632)	$16,692,303	$(13,551,965)	$(6,332,096)	$5,957,314	$9,708,384	$(5,339,241)	$(1,996,015)

Net Income (Loss) per Series A Unit	$(0.0369)	$0.0454	$(0.0378)	$(0.0181)	$0.0174	$0.0295	$(0.0174)	$(0.0069)
Net Income (Loss) per Series F Unit	$(9.52)	$11.41	$(8.90)	$(4.31)	$4.30	$6.89	$(4.31)	$(2.10)
Net Income (Loss) per Series G Unit	$(0.0415)	$0.0496	$(0.0385)	$(0.0187)	$0.0187	$0.0298	$(0.0187)	$(0.0089)
Net Income (Loss) per Series I Unit	$(0.0370)	$0.0624	$(0.0362)	$(0.0123)	$0.0266	$0.0411	$(0.0114)	$0.0102
Weighted average units Series A	324,770,222	312,831,615	307,193,411	297,988,615	284,670,875	273,646,831	248,806,927	219,302,384
Weighted average units Series F	92,337	93,433	94,738	96,347	98,273	100,000	101,826	105,082
Weighted average units Series G	25,041,655	25,494,239	26,297,047	26,951,719	27,725,166	28,313,021	28,907,866	30,194,766
Weighted average units Series I	2,686,980	2,730,581	2,654,107	2,574,311	2,583,580	2,412,345	2,263,044	1,278,174

The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A:    Controls and Procedures

Evaluation of Disclosure and Procedures

        The General Partner, with the participation of the Partnership's President as principal executive officer of the Partnership ("President") and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the General Partner's internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        10(a) and 10(b)  Identification of Directors and Executive Officers:

        The Partnership is managed by BlackRock. Trading decisions are made by the Trading Advisors on behalf of the Partnership. BlackRock promotes the Partnership and is its controlling persons.

        The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2011, and their respective business backgrounds are as follows.

Edward Rzeszowski	President of the Partnership (Age 40)
Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 54)

        Edward Rzeszowski is the President of the General Partner, a Managing Director of BlackRock, a registered principal of the General Partner since February 2004 and a member of BAA (as described below). His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage. He began this position in September 2006. Previously, Mr. Rzeszowski was a Director with Merrill Lynch & Co., Inc. ("Merrill Lynch") fund of funds team. In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. From September 2000 to September 2006, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line. He became employed with Merrill Lynch in 1995 and has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries. His additional previous work experience includes OMR Systems Corporation (a financial investments service company) from September 1993 to September 1995, where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

        Michael L. Pungello is Chief Financial Officer of the General Partner, a Managing Director of BRIM and a registered principal since November 2006 of the General Partner. Mr. Pungello was previously the Chief Financial Officer of Merrill Lynch Alternative Investments LLC ("MLAI"). He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

        As of December 31, 2011, BRIM's general partner interest in the Partnership was valued at $3,836,207.

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

        (h)   Section 16(a) Beneficial Ownership Reporting Compliance:

          Not applicable.

        (i)    Code of Ethics:

          BRIM and its affiliates are subject to a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's principal executive officer, principal financial officer and persons performing similar functions. A copy of the code of ethics is available upon request by calling 609-282-6996.

        (j)    Audit Committee Financial Expert:

    Not applicable. (Neither the Partnership nor BRIM has an audit committee.)

Item 11:    Executive Compensation

        The Partnership's President and Chief Financial Officer, which are its only officers, managers, or employees, do not receive compensation from the Partnership. Instead, they are remunerated by BRIM in their respective positions with BRIM. The Partnership pays Brokerage Commissions to an affiliate of BRIM. BRIM or its affiliates may also receive certain economic benefits from the possession of the Partnership's U.S. dollar assets in offset accounts. The managers and officers receive no "other compensation" from the Partnership. There are no compensation plans or arrangements relating to a change in control of either the Partnership or BRIM.

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

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        (a)   Securities Authorized for Issuance Under Equity Compensation Plans:

          None.

        (b)   Security Ownership of Certain Beneficial Owners:

          Not applicable, the Units are non-voting. The Partnership is managed by BRIM, its General Partner.

        (c)   Security Ownership of Management:

          As of December 31, 2011, BRIM holdings were $3,836,207, which was approximately 1% of the December 31, 2011 net asset value.

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

          In 2011, the Partnership expensed: (i) Sponsor Fees of $4,286,905 to BRIM; (ii) Clearing costs of $23,323 to MLPF&S formerly an affiliate of BRIM until June 1, 2011; (iii) Distribution fees of $10,193,861 to BRIM. In addition, BRIM and Merrill Lynch and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business—Charges" and "—Description of Current Charges" for a discussion of other business dealings between BRIM affiliates and the Partnership.

          The Partnership is prohibited from making any loans, to management or otherwise

          BRIM may be viewed as a beneficiary of the revenues received by different Merrill Lynch entities from the Partnership due to Merrill Lynch's ownership stake in BRIM. BRIM controls the management of the Partnership and serves as its promoter. Although BRIM has not sold any assets, directly or indirectly, to the Partnership, BRIM has made substantial profits from the Partnership due to the foregoing revenues.

        (b)   Review, Approval or Ratification of Transactions with Related Persons:

          All of the service providers to the Partnership, other than the Trading Advisors, Newedge USA, SSBT, JPMS, UBS Securities and SS&C are affiliates of BRIM or Merrill Lynch. BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares. However, none of the fees paid by the Partnership to any BRIM or Merrill Lynch party were negotiated, and they are likely higher than those that may have been obtained in arm's-length bargaining. SS&C provides administrative services to the Partnership and is paid by the Partnership. BNY Mellon is the Transfer Agent of the Partnership and is paid by the Partnership.

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

Item 14:    Principal Accounting Fees and Services

        1)    Audit Fees

          Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's consolidated financial statements as of and for the year ended December 31, 2011 were $242,500. Aggregate fees for these services for the year ended December 31, 2010 were $165,000.

        2)    Audit-Related Fees

          There were no other audit-related fees for the years ended December 31, 2011 or 2010 related to the Partnership.

        3)    Tax Fees

          Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership's tax returns for the year ended December 31, 2011 are estimated to be $300,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2010 were $300,000.

        4)    All Other Fees

          No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2011 or 2010 for any other professional services in relation to the Partnership.

        5)    Pre-Approval Policies

          Although BRIM and the Partnership do not have pre-approval policies, the Chief Financial Officer of the Partnership pre-approves the engagement of the Partnership's independent registered public accounting firm for all services to be provided by them.

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
3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.
Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant's Registration Statement.
3.01(ii)	Ninth Amended and Restated Limited Partnership Agreement of the Partnership.
Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration Statement (as Exhibit A).
3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.
Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.
3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Designation	Description
Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant's report Form 10-K for the year ended December 31, 2004.
10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.
Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.
10.01(e):	Advisory Agreement between the Partnership, BRIM and Gleneagles Global Horizons, LLC and G Capital Fund Management LLC, dated December 14, 2010*
Exhibit 10.01(e):	Is incorporated herein by reference from exhibit 10.01(e) contained in the Registrant's report Form 10-K for the year ended December 31, 2010.
10.01(f):	Advisory Agreement between Alamo Global Horizons, LLC, BRIM and Abraham Trading Co., dated March 29, 2010.*
Exhibit 10.01(f):	Is incorporated herein by reference from Exhibit 10.01(f) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(g):	Advisory Agreement between BRIM, Boolean Global Horizons, LLC, and Boronia Capital Pty Ltd dated, March 26, 2010.*
Exhibit 10.01(g):	Is incorporated herein by reference from Exhibit 10.01(g) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(h):	Advisory Agreement between Breakout Global Horizons, LLC, BRIM and Blackwater Capital Management, LLC, dated March 23, 2010.*
Exhibit 10.01(h):	Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(i):	Advisory Agreement between BRIM, Cambridge Global Horizons, LLC, and Cantab Capital Partners LLP, dated March 25, 2010.*
Exhibit 10.01(i):	Is incorporated herein by reference from Exhibit 10.01(i) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(j):	Advisory Agreement between BRIM, Colby Global Horizons, LLC, and Crabel Capital Management, LLC, dated March 30, 2010.*
Exhibit 10.01(j):	Is incorporated herein by reference from Exhibit 10.01(j) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(k):	Advisory Agreement between BRIM, Mapleleaf Global Horizons, LLC and Mapleridge Capital Corporation, dated March 25, 2010.*
Exhibit 10.01(k):	Is incorporated herein by reference from Exhibit 10.01(k) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(l):	Advisory Agreement between BRIM, Nets Global Horizons, LLC and Nuwave Investment Management LLC, dated March 25, 2010.*
Exhibit 10.01(l):	Is incorporated herein by reference from Exhibit 10.01(l) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.

Designation	Description
10.01(m):	Advisory Agreement between BRIM, Orion Global Horizons, LLC and Ortus Capital Management Limited, dated March 26, 2010.*
Exhibit 10.01(m):	Is incorporated herein by reference from Exhibit 10.01(m) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(n):	Advisory Agreement between Quantum Global Horizons, LLC, BRIM and Quantitative Investment Management, LLC, dated March 25, 2010.*
Exhibit 10.01(n):	Is incorporated herein by reference from Exhibit 10.01(n) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(o):	Advisory Agreement between the BRIM, Warrior Global Horizons, LLC and Winton Capital Management Limited, dated March 29, 2010.*
Exhibit 10.01(o):	Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(p):	Advisory Agreement between Surya Global Horizons, LLC, BRIM and Solaise Capital Management LLP dated August 1, 2011*
Exhibit 10.01(p):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended September 30, 2011.
10.01(q):	Advisory Agreement between Chaminox Global Horizons, LLC, BRIM and Capital Fund Management S.A. dated December 28, 2011*
Exhibit 10.01(q):	Is filed herewith.
10.02	Form of Consulting Agreement between each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.
Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.
10.03	Form of Customer Agreement between the Partnership and MLPF&S or Newedge USA.
Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.
10.05	Form of Subscription Agreement and Power of Attorney.
Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement (as Exhibit D).
10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.
Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.
10.07	Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.
Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

Designation	Description
13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.
Exhibit 13.01:	Is filed herewith.
21.01	Subsidiaries of Registrant
Exhibit 21.01	Is filed herewith.
28.01	Prospectus of the Partnership dated December 6, 1995.
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
Exhibit 101
Interactive Date Files of Financial Statements and Notes contained in this Annual Report on Form 10-K furnished pursuant to Rule 405 of Regulation S-T. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24.b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2012.

BLACKROCK GLOBAL HORIZONS I L.P.
By:	BLACKROCK INVESTMENT MANAGEMENT, LLC General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2012	By	/s/ EDWARD RZESZOWSKI Edward Rzeszowski President (Principal Executive Officer)
Date: March 23, 2012	By	/s/ MICHAEL L. PUNGELLO Michael L. Pungello Chief Financial Officer (Chief Financial Officer)

BLACKROCK GLOBAL HORIZONS I L.P.

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit
10.01(q):	Advisory Agreement between Chaminox Global Horizons, LLC, BRIM and Capital Fund Management S.A. dated December 28, 2011*
Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm
Exhibit 21.01	Subsidiaries of Registrant
Exhibit 31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.01 and 32.02	Sections 1350 Certifications
Exhibit 101
Interactive Date Files of Financial Statements and Notes contained in this Annual Report on Form 10-K furnished pursuant to Rule 405 of Regulation S-T. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.