Form 10-Q
period 2012-03-31
BlackRock Global Horizons I L.P.
filed 2012-05-11
CIK 904918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR March 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$171,902,951	$196,117,766
Equity in commodity futures trading accounts:
Cash (restricted cash $22,436,367 and $17,272,542)	63,688,708	50,930,747
Net unrealized profit / market value on open contracts / options	93,927	2,633,381
Investments in Non-Consolidated LLCs (cost $152,273,466 and $157,905,014) (See note 4)	143,567,551	157,474,126
Due from Non-Consolidated LLCs	2,399,249	37,488
Accrued interest and other assets	18,948	11,520

TOTAL ASSETS	$381,671,334	$407,205,028

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options	$1,025,107	$370,340
Due to Non-Consolidated LLCs	—	254,832
Redemptions payable	9,914,368	7,402,636
Profit Shares payable	178,980	498,661
Distribution fees payable	939,559	980,952
Trading Advisors’ management fees payable	442,228	464,787
Sponsor fees payable	395,249	413,081
Administrator fees payable	666,059	375,692
Professional fees payable	408,417	437,409
Other fees payable	312,041	196,672

Total liabilities	14,282,008	11,395,062

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,211,292 Units)	3,823,594	3,836,207
Limited Partners (339,336,989 and 350,651,611 Units)	363,565,732	391,973,759

Total partners’ capital	367,389,326	395,809,966

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$381,671,334	$407,205,028

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
TRADING PROFITS (LOSSES):

Realized	$(694,571)	$5,827,473
Change in unrealized	(2,804,583)	(5,241,337)
Change in value of investments in Non-Consolidated LLCs (2)	(8,705,914)	—
Brokerage commissions and clearing costs	(313,758)	(763,905)

Total trading profits (losses)	(12,518,826)	(177,769)

INVESTMENT INCOME:
Interest	59,627	116,344

EXPENSES:
Distribution fees	1,702,782	2,852,248
Trading Advisors’ management fees	785,472	1,381,288
Sponsor fees	714,976	1,199,320
Profit Shares	140,332	293,056
Administrator fees	206,454	273,000
Professional fees	206,133	156,259
Other	67,334	115,500
Total expenses	3,823,483	6,270,671

NET INVESTMENT LOSS	(3,763,856)	(6,154,327)

NET INCOME / (LOSS)	$(16,282,682)	$(6,332,096)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	327,717,234	297,988,615
Series F	90,659	96,347
Series G	24,305,942	26,951,719
Series I	2,152,850	2,574,311

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0432)	$(0.0181)
Series F	$(10.34)	$(4.31)
Series G	$(0.0448)	$(0.0187)
Series I	$(0.0427)	$(0.0123)

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month periods ended March 31, 2012 and 2011 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of income and expenses from its investments in Non-Consolidated LLCs.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	317,379,504	$3,705,350	$371,690,363	$375,395,713

Additions	21,094,984	199,999	22,863,732	23,063,731

Net income / (loss)	—	(61,647)	(6,270,449)	(6,332,096)

Redemptions	(15,367,595)	—	(17,197,132)	(17,197,132)

PARTNERS’ CAPITAL, March 31, 2011	323,106,893	$3,843,702	$371,086,514	$374,930,216

PARTNERS’ CAPITAL, December 31, 2011	353,862,903	$3,836,207	$391,973,759	$395,809,966

Additions	10,189,819	150,000	10,468,348	10,618,348

Net income / (loss)	—	(162,613)	(16,120,069)	(16,282,682)

Redemptions	(21,360,446)	—	(22,756,306)	(22,756,306)

PARTNERS’ CAPITAL, March 31, 2012	342,692,276	$3,823,594	$363,565,732	$367,389,326

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A	Series F	Series G	Series I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0487	$252.87	$1.0952	$1.2586

Realized trading profits	(0.0019)	(0.47)	(0.0020)	(0.0024)
Change in unrealized trading losses	(0.0075)	(1.81)	(0.0078)	(0.0090)
Change in value of investments in Non-Consolidated LLCs (3)	(0.0231)	(5.50)	(0.0238)	(0.0240)
Interest	0.0002	0.04	0.0001	0.0002
Expenses	(0.0111)	(2.65)	(0.0115)	(0.0073)

Net asset value, end of period	$1.0053	$242.48	$1.0502	$1.2161

Total Return: (3)

Total return (before Profit Shares)	-4.10%	-4.07%	-4.07%	-3.35%
Profit Shares	-0.03%	-0.03%	-0.03%	-0.04%
Total return	-4.14%	-4.11%	-4.11%	-3.38%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	4.08%	4.08%	4.08%	2.19%
Profit Shares	0.04%	0.04%	0.04%	0.04%
Expenses	4.12%	4.12%	4.12%	2.23%

Net investment loss	-4.05%	-4.05%	-4.05%	-2.17%

(1) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Consolidated Statement of Operations.

(2) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

(3) Includes the Partnership’s proportionate share of income and expenses from its investments in Non-Consolidated LLCs.

(4) Excludes the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, are 6.85%, 0.06%, 6.91% and (6.82)%, respectively and for Series F and Series G are 6.84%, 0.04%, 6.88% and (6.79)%, respectively and for Series I are 3.70%, 0.08%, 3.78% and (3.69)%, respectively.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of BlackRock Global Horizons I L.P. (the “Partnership”) and its wholly owned subsidiaries.

The interim financial information at March 31, 2012 and 2011, and for the periods ended March 31, 2012 and 2011 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investment in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, October 1, 2011 and November 1, 2011, other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the Partnership’s interest in such Non-Consolidated LLCs were presented as Investment in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.

The Bank of New York Mellon (“The Bank of New York Mellon”) provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“SSBT”). As of March 31, 2012, there were no assets held in any Portfolio Funds.

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

The value of Investments in Non-Consolidated LLCs is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLCs plus any other assets and less any other liabilities held by the Non-Consolidated LLCs, which approximates the net assets value of the Non-Consolidated LLC. The Non-Consolidated LLCs’ valuation policy is the same as that of the Partnership discussed above. Changes in the value of Investments in Non-Consolidated LLCs are reflected in the Consolidated Statement of Operations as Change in value of investments in Non-Consolidated LLCs, and includes the Partnership’s proportionate share of the Non-Consolidated LLCs’ income and expenses.

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, UBS AG (“UBS”), MS&Co., Morgan Stanley Capital Services LLC (“MSCS”),  and SSBT each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, and MS&Co. (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, and MS&Co., these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit/market value on open contracts/options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss/ market value on open contracts/options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under US GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.               PARTNERS’ CAPITAL

At March 31, 2012 and December 31, 2011, the Net Asset Values of the different series of Units were:

March 31, 2012	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$318,328,880	316,643,379	$1.0053
Series F	21,445,123	88,441	$242.48
Series G	25,036,164	23,839,599	$1.0502
Series I	2,579,159	2,120,857	$1.2161
Total Partners’ Capital	$367,389,326	342,692,276

December 31, 2011	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$343,083,496	327,160,840	$1.0487
Series F	23,238,718	91,900	$252.87
Series G	26,834,991	24,502,547	$1.0952
Series I	2,652,761	2,107,616	$1.2586
Total Partners’ Capital	$395,809,966	353,862,903

3.               FAIR VALUE DISCLOSURES

The Partnership qualifies as an investment company under the provisions of the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies and therefore, all investments including derivatives are stated at fair value in the Consolidated Statements of Financial Condition, and changes in fair value are included in realized and change in unrealized trading profits (losses) in the Consolidated Statements of Operations.

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

There were no Level 3 assets held at March 31, 2012, December 31, 2011 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of March 31, 2012 and December 31, 2011.

		Fair Value at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$171,902,951	$171,902,951	$—
Investments in Non-Consolidated LLCs	143,567,551	—	143,567,551
Futures (1)	262,064	262,064	—
Forwards (1)	(657,016)	—	(657,016)
Options (1)	(536,228)	(469,571)	(66,657)
	$314,539,322	$171,695,444	$142,843,878

Description	December 31, 2011
Cash Equivalents	$196,117,766	$196,117,766	$—
Investments in Non-Consolidated LLCs	157,474,126	—	157,474,126
Futures (1)	2,420,125	2,420,125	—
Forwards (1)	118,330	—	118,330
Options (1)	(275,414)	(267,264)	(8,150)
	$355,854,933	$198,270,627	$157,584,306

(1) See the condensed consolidated schedules of investments in Note 4 for the values in each commodity industry sector within this table.

There were no transfers between Level 1 and Level 2 during the period.

4.   INVESTMENTS, DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and Non-Consolidated LLCs, trades in the international futures, forwards and options markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets are allocated and reallocated by the General Partner to subsidiaries managed by the Trading Advisors on behalf of the Partnership, applying proprietary strategies in numerous markets.

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and Non-Consolidated LLCs, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at March 31, 2012, organized by market sector:

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with OTC (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the OTC markets.

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at March 31, 2012 and December 31, 2011 was $22,436,367 and $17,272,542 respectively, which equals 6.11% and 4.36% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards, and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended March 31, 2012, 49,059 futures and options contracts were closed.  The fair value of options held as of March 31, 2012 includes premiums paid of $224,712 and received of $804,702. The fair value of the Partnership’s futures, forwards, and options contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of March 31, 2012, are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	667	$521,211	$(246,645)	$274,566	0.07%	(321)	$232,572	$(116,194)	$116,378	0.03%	$390,944	0.10%	April 12 - February 13
Currencies	942	138,372	(509,909)	(371,537)	-0.10%	(354)	21,447	(278,562)	(257,115)	-0.07%	(628,652)	-0.17%	April 12 - June 12
Energy	197	—	(461,734)	(461,734)	-0.12%	(270)	527,521	—	527,521	0.14%	65,787	0.02%	April 12 - September 12
Interest rates	4,310	553,610	(205,492)	348,118	0.10%	(407)	68,738	(115,205)	(46,467)	-0.01%	301,651	0.09%	June 12 - June 14
Metals	523	77,175	(1,140,921)	(1,063,746)	-0.29%	(617)	1,048,805	(189,173)	859,632	0.24%	(204,114)	-0.05%	April 12 - February 13
Stock indices	1,393	729,139	(370,219)	358,920	0.10%	(338)	37,462	(59,934)	(22,472)	-0.01%	336,448	0.09%	April 12 - December 12
Subtotal	8,032	2,019,507	(2,934,920)	(915,413)	-0.24%	(2,307)	1,936,545	(759,068)	1,177,477	0.32%	262,064	0.08%

Forwards
Currencies		462,014	(670,762)	(208,748)	-0.06%		735,534	(1,183,802)	(448,268)	-0.12%	(657,016)	-0.18%	April 12 - September 12
Subtotal		462,014	(670,762)	(208,748)	-0.06%		735,534	(1,183,802)	(448,268)	-0.12%	(657,016)	-0.18%

Options
Currencies	—	133,945	—	133,945	0.04%	—	—	(205,571)	(205,571)	-0.06%	(71,626)	-0.02%	April 12 - May 12
Energy	24	40,120	—	40,120	0.01%	(65)	—	(95,680)	(95,680)	-0.03%	(55,560)	-0.02%	April 12
Interest Rates	224	70,951	—	70,951	0.02%	(538)	—	(180,486)	(180,486)	-0.05%	(109,535)	-0.03%	April 12 - September 12
Stock indices	19	13,106	—	13,106	0.00%	(257)	—	(312,613)	(312,613)	-0.08%	(299,507)	-0.08%	April 12 - December 12
Subtotal	267	258,122	—	258,122	0.07%	(860)	—	(794,350)	(794,350)	-0.22%	(536,228)	-0.14%

Total	8,299	$2,739,643	$(3,605,682)	$(866,039)	-0.23%	(3,167)	$2,672,079	$(2,737,220)	$(65,141)	-0.02%	$(931,180)	-0.24%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of March 31, 2012.

During the year ended December 31, 2011, 305,162 contracts were closed. The fair value of options held as of December 31, 2011 includes premiums paid of $144,782 and received of $506,379.  The fair value of the Partnership’s futures, forwards, and option contracts by type, defined as Net unrealized profit (loss) on open contracts in the Consolidated Statements of Financial Condition as of December 31, 2011, are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	339	$139,401	$(136,604)	$2,797	0.00%	(488)	$351,394	$(243,839)	$107,555	0.03%	$110,352	0.03%	January 12 - June 12
Currencies	228	262,274	(9,831)	252,443	0.06%	(320)	468,713	(21,679)	447,034	0.12%	699,477	0.18%	January 12 - March 12
Energy	128	57,091	(68,814)	(11,723)	0.00%	(210)	242,395	(32,440)	209,955	0.05%	198,232	0.05%	January 12 - July 12
Interest rates	3,736	1,667,533	(53,994)	1,613,539	0.41%	(112)	4,516	(68,995)	(64,479)	-0.02%	1,549,060	0.39%	January 12 - March 14
Metals	294	27,528	(797,833)	(770,305)	-0.19%	(359)	727,792	(129,151)	598,641	0.15%	(171,664)	-0.04%	January 12 - December 12
Stock indices	548	165,282	(69,952)	95,330	0.02%	(443)	87,807	(148,469)	(60,662)	-0.02%	34,668	0.00%	January 12 - March 12
Subtotal	5,273	2,319,109	(1,137,028)	1,182,081	0.30%	(1,932)	1,882,617	(644,573)	1,238,044	0.31%	2,420,125	0.61%

Forwards
Currencies		737,517	(366,613)	370,904	0.09%		973,241	(1,225,815)	(252,574)	-0.06%	118,330	0.03%	January 12 - July 12
Subtotal		737,517	(366,613)	370,904	0.09%		973,241	(1,225,815)	(252,574)	-0.06%	118,330	0.03%

Options
Currencies	—	31,990	—	31,990	0.01%	—	—	(40,141)	(40,141)	-0.01%	(8,151)	0.00%	January 12 - February 12
Interest Rates	140	17,516	—	17,516	0.00%	(232)	—	(234,001)	(234,001)	-0.06%	(216,485)	-0.06%	January 12 - March 12
Stock indices	4	1,507	—	1,507	0.00%	(32)	—	(52,285)	(52,285)	-0.01%	(50,778)	-0.01%	January 12 - June 12
Subtotal	144	51,013	—	51,013	0.01%	(264)	—	(326,427)	(326,427)	-0.08%	(275,414)	-0.07%

Total	5,417	$3,107,639	$(1,503,641)	$1,603,998	0.40%	(2,196)	$2,855,858	$(2,196,815)	$659,043	0.17%	$2,263,041	0.57%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2011.

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through March 31, 2012 and December 31, 2011, respectively:

March 31, 2012

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$26,302,729	$28,734,949	80.28%	2%	20%	Monthly
Breakout Global Horizons, LLC	28,929,570	31,056,598	54.96%	1%	15%	Monthly
Cambridge Global Horizons, LLC	32,686,472	32,245,904	69.59%	2%	20%	Monthly
Nets Global Horizons, LLC	28,788,186	30,913,632	61.50%	2%	17%	Monthly
Quantum Global Horizons, LLC	26,860,594	29,322,383	59.40%	0%	30%	Monthly

Total	$143,567,551	$152,273,466

December 31, 2011

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$30,058,051	$29,710,429	79.57%	2%	20%	Monthly
Breakout Global Horizons, LLC	32,953,719	34,228,076	56.48%	1%	15%	Monthly
Cambridge Global Horizons, LLC	35,431,925	35,240,173	72.80%	2%	20%	Monthly
Nets Global Horizons, LLC	31,341,984	32,675,816	62.57%	2%	17%	Monthly
Quantum Global Horizons, LLC	27,688,447	26,050,520	58.69%	0%	30%	Monthly

Total	$157,474,126	$157,905,014

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month period ended March 31, 2012 and 2011 are as follows:

March 31, 2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(1,530,728)	$280,592	$(1,250,136)
Currencies	(1,231,137)	(1,156,885)	(2,388,022)
Energy	2,741,587	(132,445)	2,609,142
Interest rates	(876,154)	(1,247,408)	(2,123,562)
Metals	(717,544)	(32,450)	(749,994)
Stock indices	2,984,427	301,780	3,286,207
Subtotal	1,370,451	(1,986,816)	(616,365)

Forwards
Currencies	(3,898,656)	(775,347)	(4,674,003)
Subtotal	(3,898,656)	(775,347)	(4,674,003)

Options
Currencies	249,441	22,939	272,380
Energy	121,571	(1,822)	119,749
Interest Rates	1,181,962	(40,217)	1,141,745
Metals	(2,134)	—	(2,134)
Stock Indices	282,794	(23,320)	259,474
Subtotal	1,833,634	(42,420)	1,791,214

Total	$(694,571)	$(2,804,583)	$(3,499,154)

March, 31 2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$940,772	$(981,798)	$(41,026)
Currencies	(23,681)	(740,922)	(764,603)
Energy	4,301,798	114,083	4,415,881
Interest rates	(4,254,878)	(978,866)	(5,233,744)
Metals	1,956,464	(1,448,585)	507,879
Stock indices	158,011	270,679	428,690
Subtotal	3,078,486	(3,765,409)	(686,923)

Forwards
Currencies	1,318,030	(1,235,851)	82,179
	1,318,030	(1,235,851)	82,179
Options
Agriculture	—	—	—
Currencies	658,047	(223,801)	434,246
Energy	56,078	(24,883)	31,195
Interest rates	485,593	4,734	490,327
Metals	4,386	—	4,386
Stock indices	226,853	3,873	230,726
Subtotal	1,430,957	(240,077)	1,190,880

Total	$5,827,473	$(5,241,337)	$586,136

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

As of March 31, 2011, $4,783,733 was held in trading accounts at MLPF&S.  For the three-month period ended March 31, 2011, the Partnership incurred $14,247 for brokerage commissions payable to MLPF&S.

As of March 31, 2012 and December 31, 2011, $171,902,951 and $196,117,766, respectively, were invested in an affiliated BlackRock money market fund.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. Many of the amendments in ASU 2011-04 are not intended to result in a change in current measurement or disclosure requirements under ASC 820. Certain amendments are intended to clarify FASB’s intent about the application of the existing fair value measurement guidance under ASC 820 and could change how an entity applies the guidance within ASC 820, including: the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, and fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments also expand the disclosure requirements of ASC 820 for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures in place and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The adoption of additional disclosure requirements is not expected to materially impact the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to understand the effect of those arrangements on its financial statements to understand the effect of those arrangements on its financial position.  Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements.  The amendments in ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented.  The Partnership is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of March 1, 2012, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading - Diversified Program *	Systematic	Long-term trend-following	7.30%	Registered	Not Registered

Blackwater Capital Management - Diversified Program *	Systematic	Medium-term trend-following	8.10%	Registered	Not Registered

Boronia Capital - Diversified Program	Systematic	Short-term trend-following	7.00%	Registered	Not Registered

Cantab Capital Partners -CCP Quantitative Fund Program *	Systematic	Medium-term trend-following and mean reversion	9.00%	Exempt CPO	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend-following	7.75%	Registered	Registered

Crabel Capital Management - Two Plus Program	Systematic	Short-term trend-following	6.15%	Registered	Not Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundamental Global Macro	9.60%	Exempt CPO	Not Registered

NuWave Combined Futures Program *	Systematic	Medium-term pattern recognition	7.65%	Registered	Registered

Ortus Capital Management Ltd -Currency Program	Systematic	Medium-term econometric	9.50%	Exempt CPO	Not Registered

Quantitative Investment Management - Global Program *	Systematic	Short-term pattern recognition	7.00%	Registered	Not Registered

Solaise Capital Management LLP - Systematic Program	Systematic	Medium-term trend-following	6.50%	Not Registered	Not Registered

Winton Capital - Diversified Program	Systematic	Medium-term trend-following	14.45%	Registered	Not Registered

* Currently reflected on the Partnership’s consolidated financial statements as Investments in Non-Consolidated LLCs.

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Capital Fund Management S.A. $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; NuWave Investment Management, LLC: $5,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

The relationship with Mapleridge Capital Corporation was terminated on February 29, 2012.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2011	$262.13	$263.24	$259.94
2012	$251.39	$249.47	$242.48

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at March 31, 2012.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Boronia Capital PTY Ltd	$191,255	$(148,575)	$(133,572)	$(90,892)
Capital Fund Management S.A.	(2,173,965)	(22,752)	(30,019)	(2,226,736)
Crabel Capital Management LLC	(842,888)	135,065	(62,593)	(770,416)
G Capital Fund Management LLC	923,119	140,813	(11,791)	1,052,141
Mapleridge Capital Corporation	347,453	(82,584)	(43,947)	220,922
Ortus Capital Management Ltd.	(1,418,832)	(865,336)	—	(2,284,168)
Solaise Capital Management LLP	1,282,431	(690,623)	(20,211)	571,597
Winton Capital Management Limited	996,856	(1,270,591)	(11,625)	(285,360)
Total	$(694,571)	$(2,804,583)	$(313,758)	$(3,812,912)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of March 31, 2012 was 1.40% and the weighted average Profit Share was 21%. The range of Management Fees as of March 31, 2012 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2012 to March 31, 2012

Partnership performance was generally negative for the quarter, led primarily by losses from fixed income and currency strategies. Long equity positions were among the strongest contributors with strong risk-on sentiment driving higher valuation for risky assets, though few managers were positioned for this move at the beginning of the year. Across most strategies, volatile prices with little overall directionality made it difficult to capture trends that are important for momentum-based models, leading to mixed results for many other strategies. Overall, the first quarter appeared to be an inflection point for how managers were positioning their portfolios, with many CTAs shifting out of exposures that had dominated their portfolios last year, such as long Treasury positions.

Fixed income holdings benefited early in the quarter from yield curve trades in the US and Europe as the market worked to re-price securities given rate reductions by the European Central Bank and Federal Reserve announcements that anchored low rate expectations for the foreseeable future. In January, the portfolio experienced moderate gains from long-biased positions in 10-year US Treasurys and exposure to 10-year German bunds. However, as investors moved money out of risk-free sovereigns to riskier segments of the market, long biases to Treasurys and German bunds dragged on performance.

Currency-based strategies also had a significant impact on Partnership performance. The Australian dollar also exhibited several steady weeks of strengthening in January and February after positive economic data added to speculation that Australia’s Reserve Bank would maintain one of the highest interest rates among developed countries. However, long holdings in the Australian dollar versus the US dollar were the largest detractor for March as the currency lost steam, impacted by high oil prices and signs of weaker Chinese economic activity. Elsewhere, early gains from positions in the Turkish lira and Australian dollar against the US dollar were offset by late period losses in the Japanese yen and a range-bound New Zealand dollar.

Equity index activity was generally positive. While the portfolio reaped gains from US index holdings (such as the NASDAQ and S&P 500), these gains were diluted in part by mixed performance from a number of foreign equity future markets. Positive investor sentiment drove appreciation in long exposures to major US indices for most of the quarter, with further contributions from positions in the German DAX Index and the DJ Eurostoxx Index. However, modest losses were spread out across other foreign indices, with larger detractors including exposures to the FTSE 100 and Hang Seng indices.

Performance within the energy sector was uneven over the period, but finished positive for most managers. The portfolio experienced January losses from falling Brent crude and WTI oil prices, but tensions in the Middle East grew over concerns of Iranian nuclear development in February, causing oil commodity prices to spike. Short natural gas positions added to these gains as prices continued to decline sharply over the period, breaking through their 52-week low at quarter-end. At the end of March, the portfolio was positioned long the energy complex, with the exception of natural gas.

Agricultural holdings were mixed for the period. Orange juice futures climbed to an all-time high on worries over poor January weather in Florida, and a clampdown on Brazilian oranges prevailed as US regulators discovered small amounts of a banned fungicide on recent imports.  Later period gains from short cattle and hog exposures also positively impacted performance. Cattle prices continued their steady decline on news of growing herd inventory. Strategy losses were generally driven by grains exposure, such as wheat and corn. While the portfolio had evolved to a net short position by the end of the month, wheat prices spiked over 7% on news of a month-end crop report, after bottoming out to a 2012 low on March 29th.

Metals exposure also offered mixed results. Losses were predominantly attributed to long holdings in base metals, with the largest losses taking place in aluminum and copper. The Australian Bureau of Resources and Energy Economics suggested that the price of aluminum may slip this year as weaker global economic growth curbs demand, and investors more broadly worried that China faces a potential economic slowdown, fueling selling pressure for several industrial metals. The portfolio earned modest gains in gold, which remains its largest exposure. Gold prices benefited as the Federal Reserve pushed back its guidance for the timing of the first hike in the Federal Fund rate, but sold off in March in part due to anticipation that the Fed would not immediately pursue a third major quantitative easing effort.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The decreased level of interest rates in

2012 in the US negatively impacted interest income revenues. The Partnership estimates that approximately 90% of its assets are earning interest.  For the three months ended March 31, 2012 and 2011, the Partnership earned $59,627 and $116,344, respectively, in interest income, or approximately 0.02% and 0.03%, respectively, of the Partnership’s average month-end net assets. The average interest rates for the three month periods ended March 31, 2012 and 2011 were 0.09% and 0.16%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  For the three month period ended March 31, 2012, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 41% when compared to the three month period ended March 31, 2011.   Profit Shares decreased for the period ending March 31, 2012, when compared to the period ending March 31, 2011 primarily due to less profitable Trading Advisors.

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

There were no material commitments for capital expenditures as of March 31, 2012, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended March 31, 2012. During this period, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, was $238,828,439.

As of March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$198,064	0.08%	$242,002	$122,864
Currencies	3,218,567	1.35%	3,879,866	2,256,781
Energy	320,352	0.13%	503,198	220,491
Interest Rates	15,971,689	6.69%	17,014,636	14,365,573
Metals	151,803	0.06%	230,997	106,910
Stock Indices	1,367,274	0.57%	1,660,028	1,119,113

TOTAL	$21,227,749	8.88%	$23,530,727	$18,191,732

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended March 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jan-12	$3,561,971	3,396,560	$1.0487
Feb-12	2,130,979	2,045,674	1.0417
Mar-12	4,823,948	4,666,681	1.0337

SERIES I

	Subscription
	Amount	Units	NAV
Jan-12	$47,000	37,343	$1.2586
Feb-12	24,750	19,746	1.2534
Mar-12	29,700	23,815	1.2471

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2012:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2012	1,639	$251.39	$412,028
February 29, 2012	445	249.47	111,014
March 31, 2012	1,375	242.48	333,410

Total	3,459		$856,452

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2012	5,832,522	$1.0417	$6,075,738
February 29, 2012	5,613,484	1.0337	5,802,658
March 31, 2012	9,180,370	1.0053	9,229,026

Total	20,626,376		$21,107,422

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2012	213,279	$1.0888	$232,218
February 29, 2012	163,256	1.0805	176,398
March 31, 2012	286,413	1.0502	300,791

Total	662,948		$709,407

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2012	19,817	$1.2534	$24,839
February 29, 2012	—	—	—
March 31, 2012	47,846	1.2161	58,186

Total	67,663		$83,025

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

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                                           Are filed herewith.

32.01 and

32.02                                                                     Section 1350 Certifications

Exhibit 32.01

and 32.02                                              Are filed herewith.

101                                                                              The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 11, 2012	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President (Principal Executive Officer)

Date: May 11, 2012	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)