Form 10-Q
period 2012-06-30
BlackRock Global Horizons I L.P.
filed 2012-08-10
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR June 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$149,238,703	$196,117,766
Equity in commodity futures trading accounts:
Cash (restricted cash $15,341,466 and $17,272,542)	63,787,322	50,930,747
Net unrealized profit / market value on open contracts / options	206,475	2,633,381
Investments in Non-Consolidated LLCs (cost $135,158,100 and $157,905,014) (See note 4)	130,218,534	157,474,126
Due from investments in Non-Consolidated LLCs	3,103,778	37,488
Accrued interest and other assets	18,764	11,520

TOTAL ASSETS	$346,573,576	$407,205,028

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options	$1,880,686	$370,340
Due to investments in Non-Consolidated LLCs	—	254,832
Redemptions payable	4,365,704	7,402,636
Profit Shares payable	1,936,400	498,661
Distribution fees payable	852,191	980,952
Trading Advisors’ management fees payable	412,331	464,787
Sponsor fees payable	358,501	413,081
Administrator fees payable	334,526	375,692
Professional fees payable	223,310	437,409
Other fees payable	220,509	196,672

Total liabilities	10,584,158	11,395,062

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,211,292 Units)	3,818,722	3,836,207
Limited Partners (310,186,725 and 350,651,611 Units)	332,170,696	391,973,759

Total partners’ capital	335,989,418	395,809,966

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$346,573,576	$407,205,028

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
TRADING PROFITS (LOSSES):

Realized	$355,636	$1,169,146	$(338,935)	$6,996,619
Change in unrealized	(422,344)	(5,858,980)	(3,226,927)	(11,100,317)
Change in value of investments in Non-Consolidated LLCs (2)	3,766,348	(2,217,166)	(4,939,566)	(2,217,166)
Brokerage commissions and clearing costs	(290,431)	(630,498)	(604,189)	(1,394,403)

Total trading profits (losses)	3,409,209	(7,537,498)	(9,109,617)	(7,715,267)

INVESTMENT INCOME:
Interest	59,731	62,914	119,358	179,258

EXPENSES:
Distribution fees	1,623,993	2,699,224	3,326,775	5,551,472
Trading Advisors’ management fees	767,070	1,383,318	1,552,542	2,764,606
Sponsor fees	681,927	1,135,163	1,396,903	2,334,483
Profit Shares	131,638	318,793	271,970	611,849
Administrator fees	210,737	276,940	417,191	549,940
Professional fees	214,383	147,599	420,516	303,858
Other	68,635	116,344	135,969	231,844

Total expenses	3,698,383	6,077,381	7,521,866	12,348,052

NET INVESTMENT LOSS	(3,638,652)	(6,014,467)	(7,402,508)	(12,168,794)

NET INCOME / (LOSS)	$(229,443)	$(13,551,965)	$(16,512,125)	$(19,884,061)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	303,708,654	307,193,411	315,712,944	302,591,013
Series F	86,373	94,738	88,516	95,543
Series G	23,497,617	26,297,047	23,901,780	26,624,383
Series I	1,996,632	2,654,107	2,074,741	2,614,206

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0009)	$(0.0378)	$(0.0457)	$(0.0561)
Series F	$0.13	$(8.90)	$(10.46)	$(13.1735)
Series G	$0.0000	$(0.0385)	$(0.0455)	$(0.0569)
Series I	$0.0103	$(0.0362)	$(0.0344)	$(0.0489)

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit. The weighted average number of Units outstanding for the three-month and six-month periods ended June 30, 2012 and 2011 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of income and expenses from its investments in Non-Consolidated LLCs.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	317,379,504	$3,705,350	$371,690,363	$375,395,713

Additions	43,018,120	199,999	46,695,156	46,895,155

Net income / (loss)	—	(193,558)	(19,690,503)	(19,884,061)

Redemptions	(26,753,093)	—	(29,794,877)	(29,794,877)

PARTNERS’ CAPITAL, June 30, 2011	333,644,531	$3,711,791	$368,900,139	$372,611,930

PARTNERS’ CAPITAL, December 31, 2011	353,862,903	$3,836,207	$391,973,759	$395,809,966

Additions	16,631,195	150,000	17,029,142	17,179,142

Net income / (loss)	—	(167,485)	(16,344,640)	(16,512,125)

Redemptions	(56,952,086)	—	(60,487,565)	(60,487,565)

PARTNERS’ CAPITAL, June 30, 2012	313,542,012	$3,818,722	$332,170,696	$335,989,418

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$1.0487	$252.87	$1.0952	$1.2586

Realized trading losses	(0.0002)	(0.05)	(0.0002)	(0.0002)
Change in unrealized trading losses	(0.0097)	(2.33)	(0.0101)	(0.0117)
Change in value of investments in Non-Consolidated LLCs (3)	(0.0133)	(2.82)	(0.0121)	(0.0085)
Interest	0.0003	0.08	0.0003	0.0004
Expenses	(0.0224)	(5.40)	(0.0234)	(0.0150)

Net asset value, end of period	$1.0034	$242.35	$1.0497	$1.2236

Total Return: (3)

Total return (before Profit Shares)	-4.24%	-4.09%	-4.08%	-2.72%
Profit Shares	-0.07%	-0.07%	-0.07%	-0.07%
Total return	-4.32%	-4.16%	-4.15%	-2.78%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	4.20%	4.20%	4.20%	2.26%
Profit Shares	0.07%	0.07%	0.07%	0.07%
Expenses	4.27%	4.27%	4.27%	2.33%

Net investment loss	-4.20%	-4.21%	-4.21%	-2.27%

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

(4) Excludes the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, are 7.00%, 0.57%, 7.57% and (7.49)%, respectively and for Series F and Series G are 7.00%, 0.42%, 7.42% and (7.33)%, respectively and for Series I are 3.80%, 0.61%, 4.41% and (4.32)%, respectively.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of the BlackRock Global Horizons I L.P. (the “Partnership”) and its wholly owned subsidiaries.

The interim financial information at June 30, 2012 and 2011, and for the periods ended June 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

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

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investment in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, October 1, 2011 and November 1, 2011, other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the Partnership’s interest in such Non-Consolidated LLCs is presented as Investment in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.

The Bank of New York Mellon (“The Bank of New York Mellon”)  provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“SSBT”). As of June 30, 2012, there were no assets held in any Portfolio Funds.

Valuation

The Partnership’s policy is to value its financial instruments at fair market value. The Partnership’s commodities futures contracts traded on exchanges are valued at their close price. Foreign currency exchange contracts are valued at the midpoint between the bid and ask prices and are determined as of the close of business of the New York Stock Exchange. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. Exchange-traded written options are valued at the mean between the last bid and ask prices at the close of the options market in which the options trade. An exchange-traded option for which there is no mean price is valued at the prior day’s close price, unless it is determined that the prior day’s price no longer reflects the fair value of the option. Over-the-counter (“OTC”) options are valued by single broker quotes which use mathematical models which incorporate a number of market data factors, such as the trades and prices of the underlying instruments.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, UBS AG (“UBS”), MS&Co., Morgan Stanley Capital Services LLC (“MSCS”),  and SSBT each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, and MS&Co. (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, and MS&Co., these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit/market value on open contracts/options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss / market value on open contracts/options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under US GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.               PARTNERS’ CAPITAL

At June 30, 2012 and December 31, 2011, the Net Asset Values of the different series of Units were:

June 30, 2012	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$289,631,937	288,637,333	$1.0034
Series F	19,978,991	82,437	$242.35
Series G	24,108,812	22,967,257	$1.0497
Series I	2,269,678	1,854,985	$1.2236
Total Partners’ Capital	$335,989,418	313,542,012

December 31, 2011	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$343,083,496	327,160,840	$1.0487
Series F	23,238,718	91,900	$252.87
Series G	26,834,991	24,502,547	$1.0952
Series I	2,652,761	2,107,616	$1.2586
Total Partners’ Capital	$395,809,966	353,862,903

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

There were no Level 3 assets held at June 30, 2012, December 31, 2011 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of June 30, 2012 and December 31, 2011.

		Fair Value at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$149,238,703	$149,238,703	$—
Investments in Non-Consolidated LLCs	130,218,534	—	130,218,534
Futures (1)	345,628	345,628	—
Forwards (1)	(1,226,827)	—	(1,226,827)
Options (1)	(793,012)	(711,045)	(81,967)
	$277,783,026	$148,873,286	$128,909,740

Description	December 31, 2011
Cash Equivalents	$196,117,766	$196,117,766	$—
Investments in Non-Consolidated LLCs	157,474,126	—	157,474,126
Futures (1)	2,420,125	2,420,125	—
Forwards (1)	118,330	—	118,330
Options (1)	(275,414)	(267,264)	(8,150)
	$355,854,933	$198,270,627	$157,584,306

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and non-consolidated LLCs, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at June 30, 2012, organized by market sector:

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

The Partnership may purchase and sell (write), both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Consolidated Statements of Financial Condition and marked to market daily.

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

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such open derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss) / market value on such derivative contracts as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts are traded.  Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with OTC transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the OTC markets.

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at June 30, 2012 and December 31, 2011 was $15,341,466 and $17,272,542 respectively, which equals 4.57% and 4.36% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended June 30, 2012, 96,015 futures and options contracts were closed.  The fair value of options held as of June 30, 2012 includes premiums paid of $376,218 and received of $1,321,299. The fair value of the Partnership’s futures, forwards and options contracts by type, defined as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of June 30, 2012, are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	422	$526,399	$(39,703)	$486,696	0.14%	(218)	$4,752	$(369,393)	$(364,641)	-0.11%	$122,055	0.03%	July 12 - April 13
Currencies	323	431,162	(55,115)	376,047	0.11%	(271)	14,037	(317,570)	(303,533)	-0.09%	72,514	0.02%	July 12 - September 12
Energy	60	119,291	(34,233)	85,058	0.03%	(153)	6,566	(363,095)	(356,529)	-0.11%	(271,471)	-0.08%	July 12 - December 13
Interest rates	4,740	770,375	(735,804)	34,571	0.01%	(106)	763	(13,625)	(12,862)	0.00%	21,709	0.01%	July 12 - September 15
Metals	516	93,636	(2,291,784)	(2,198,148)	-0.65%	(657)	2,585,725	(239,196)	2,346,529	0.70%	148,381	0.05%	July 12 - June 13
Stock indices	655	574,454	(3,513)	570,941	0.17%	(212)	12,247	(330,748)	(318,501)	-0.10%	252,440	0.07%	July 12 - September 12
Subtotal	6,716	2,515,317	(3,160,152)	(644,835)	-0.19%	(1,617)	2,624,090	(1,633,627)	990,463	0.29%	345,628	0.10%

Forwards
Currencies		1,736,967	(677,531)	1,059,436	0.32%		1,229,405	(3,515,668)	(2,286,263)	-0.68%	(1,226,827)	-0.36%	July 12 - May 13
Subtotal		1,736,967	(677,531)	1,059,436	0.32%		1,229,405	(3,515,668)	(2,286,263)	-0.68%	(1,226,827)	-0.36%

Options
Currencies	—	93,951	—	93,951	0.03%	—	—	(208,818)	(208,818)	-0.06%	(114,867)	-0.03%	July 12 - August 12
Energy	24	51,260	—	51,260	0.01%	(107)	—	(289,320)	(289,320)	-0.08%	(238,060)	-0.07%	July 12
Interest Rates	140	88,550	—	88,550	0.02%	(973)	—	(362,073)	(362,073)	-0.11%	(273,523)	-0.09%	July 12 - September 12
Stock indices	45	24,840	—	24,840	0.01%	(269)	—	(191,402)	(191,402)	-0.06%	(166,562)	-0.05%	July 12 - December 12
Subtotal	209	258,601	—	258,601	0.07%	(1,349)	—	(1,051,613)	(1,051,613)	-0.31%	(793,012)	-0.24%

Total	6,925	$4,510,885	$(3,837,683)	$673,202	0.20%	(2,966)	$3,853,495	$(6,200,908)	$(2,347,413)	-0.70%	$(1,674,211)	-0.50%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of June 30, 2012.

During the year ended December 31, 2011, 305,162 contracts were closed. The fair value of options held as of December 31, 2011 includes premiums paid of $144,782 and received of $506,379.  The fair value of the Partnership’s futures, forwards and option contracts by type, defined as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of December 31, 2011, are as follows:

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

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through June 30, 2012 and December 31, 2011, respectively:

June 30, 2012

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$23,547,380	$25,463,247	78.16%	2%	20%	Monthly
Breakout Global Horizons, LLC	23,730,135	28,529,749	52.22%	1%	15%	Monthly
Cambridge Global Horizons, LLC	30,900,384	29,249,281	66.49%	2%	20%	Monthly
Nets Global Horizons, LLC	25,661,738	28,407,492	59.61%	2%	17%	Monthly
Quantum Global Horizons, LLC	26,378,897	23,508,331	51.73%	0%	30%	Monthly

Total	$130,218,534	$135,158,100

December 31, 2011

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$30,058,051	$29,710,429	79.57%	2%	20%	Monthly
Breakout Global Horizons, LLC	32,953,719	34,228,076	56.48%	1%	15%	Monthly
Cambridge Global Horizons, LLC	35,431,925	35,240,173	72.80%	2%	20%	Monthly
Nets Global Horizons, LLC	31,341,984	32,675,816	62.57%	2%	17%	Monthly
Quantum Global Horizons, LLC	27,688,447	26,050,520	58.69%	0%	30%	Monthly

Total	$157,474,126	$157,905,014

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month period ended June 30, 2012 and 2011 are as follows:

2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(120,979)	$(268,888)	$(389,867)
Currencies	(1,760,351)	656,765	(1,103,586)
Energy	(54,081)	(337,259)	(391,340)
Interest rates	3,942,555	(279,944)	3,662,611
Metals	(525,382)	352,495	(172,887)
Stock indices	(4,646,476)	(84,010)	(4,730,486)
Subtotal	(3,164,714)	39,159	(3,125,555)

Forwards
Currencies	1,264,166	(569,810)	694,356
Subtotal	1,264,166	(569,810)	694,356

Options
Currencies	323,312	(1,861)	321,451
Energy	407,881	(108,246)	299,635
Interest Rates	1,195,011	116,037	1,311,048
Metals	70,288	—	70,288
Stock Indices	259,692	102,377	362,069
Subtotal	2,256,184	108,307	2,364,491

Total	$355,636	$(422,344)	$(66,708)

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(3,124,502)	$(450,233)	$(3,574,735)
Currencies	3,128,426	(928,509)	2,199,917
Energy	(1,389,601)	(1,120,603)	(2,510,204)
Interest rates	3,745,564	(311,784)	3,433,780
Metals	(1,655,060)	(885,933)	(2,540,993)
Stock indices	(4,346,486)	(555,473)	(4,901,959)
Subtotal	(3,641,659)	(4,252,535)	(7,894,194)

Forwards
Currencies	3,614,278	(1,687,536)	1,926,742
Subtotal	3,614,278	(1,687,536)	1,926,742

Options
Currencies	487,916	91,278	579,194
Energy	136,653	24,883	161,536
Interest Rates	449,136	(16,217)	432,919
Metals	(8,950)	—	(8,950)
Stock Indices	131,772	(18,853)	112,919
Subtotal	1,196,527	81,091	1,277,618

Total	$1,169,146	$(5,858,980)	$(4,689,834)

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the six month period ended June 30, 2012 and 2011 are as follows:

2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(1,651,707)	$11,704	$(1,640,003)
Currencies	(2,991,488)	(500,120)	(3,491,608)
Energy	2,687,506	(469,704)	2,217,802
Interest rates	3,066,401	(1,527,352)	1,539,049
Metals	(1,242,926)	320,045	(922,881)
Stock indices	(1,662,049)	217,770	(1,444,279)
Subtotal	(1,794,263)	(1,947,657)	(3,741,920)

Forwards
Currencies	(2,634,490)	(1,345,157)	(3,979,647)
Subtotal	(2,634,490)	(1,345,157)	(3,979,647)

Options
Currencies	572,753	21,078	593,831
Energy	529,452	(110,068)	419,384
Interest rates	2,376,973	75,820	2,452,793
Metals	68,154	—	68,154
Stock indices	542,486	79,057	621,543
Subtotal	4,089,818	65,887	4,155,705

Total	$(338,935)	$(3,226,927)	$(3,565,862)

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,183,730)	$(1,432,031)	$(3,615,761)
Currencies	3,104,745	(1,669,431)	1,435,314
Energy	2,912,197	(1,006,520)	1,905,677
Interest rates	(509,314)	(1,290,650)	(1,799,964)
Metals	301,404	(2,334,518)	(2,033,114)
Stock indices	(4,188,475)	(284,794)	(4,473,269)
Subtotal	(563,173)	(8,017,944)	(8,581,117)

Forwards
Currencies	4,932,308	(2,923,387)	2,008,921
Subtotal	4,932,308	(2,923,387)	2,008,921

Options
Currencies	1,145,963	(132,523)	1,013,440
Energy	192,731	—	192,731
Interest rates	934,729	(11,483)	923,246
Metals	(4,564)	—	(4,564)
Stock indices	358,625	(14,980)	343,645
Subtotal	2,627,484	(158,986)	2,468,498

Total	$6,996,619	$(11,100,317)	$(4,103,698)

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

As of May 31, 2011, $4,883,043 was held in trading accounts at MLPF&S.  For the two-month period ended May 31, 2011, the Partnership incurred $9,076 for brokerage commissions payable to MLPF&S. For the five-month period ended May 31, 2011, the Partnership incurred $23,324 for brokerage commissions payable to MLPF&S.

As of June 30, 2012 and December 31, 2011, $149,238,703 and $196,117,766, were invested in an affiliated BlackRock money market fund.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement and disclosure (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. Many of the amendments in ASU 2011-04 are not intended to result in a change in current measurement or disclosure requirements under ASC 820. Certain amendments are intended to clarify FASB’s intent about the application of the existing fair value measurement guidance under ASC 820 and could change how an entity applies the guidance within ASC 820, including: the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, and fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments also expand the disclosure requirements of ASC 820 for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures in place and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The adoption of additional disclosure requirements did not impact the Partnership’s financial statements.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to disclose information about financial instructions and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to understand the effect of those arrangements on its financial statements to understand the effect of those arrangements on its financial position.  Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements.  The amendments in ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented.  The Partnership is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of June 1, 2012, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading - Diversified Program *	Systematic	Long-term trend-following	7.05%	Registered	Not Registered

Blackwater Capital Management - Diversified Program *	Systematic	Medium-term trend-following	7.75%	Registered	Not Registered

Boronia Capital - Diversified Program	Systematic	Short-term trend-following	6.10%	Registered	Not Registered

Cantab Capital Partners -CCP Quantitative Fund Program *	Systematic	Medium-term trend-following and mean reversion	9.00%	Exempt CPO	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend-following	8.40%	Registered	Registered

Crabel Capital Management - Two Plus Program	Systematic	Short-term trend-following	6.10%	Registered	Not Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundamental Global Macro	10.50%	Exempt CPO	Not Registered

NuWave Combined Futures Program *	Systematic	Medium-term pattern recognition	7.80%	Registered	Registered

Ortus Capital Management Ltd -Currency Program	Systematic	Medium-term econometric	10.20%	Exempt CPO	Not Registered

Quantitative Investment Management - Global Program *	Systematic	Short-term pattern recognition	7.40%	Registered	Not Registered

Solaise Capital Management LLP - Systematic Program	Systematic	Medium-term trend-following	6.50%	Not Registered	Not Registered

Winton Capital - Diversified Program	Systematic	Medium-term trend-following	13.20%	Registered	Not Registered

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

The General Partner has, in its discretion, formed subsidiaries to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. Other funds or accounts managed by BRIM or its affiliates may also allocate capital to these subsidiaries, pari passu with the Partnership, in order to consolidate investments with a Trading Advisor into a single entity. Potential benefits of aggregating investments in subsidiaries include preservation of high water marks, greater liquidity with respect to the account of the subsidiary (e.g., with respect to lock-ups), reduced fees (e.g., redemption fees) and efficiency associated with subscriptions and redemptions. The collective nature of these subsidiaries also has potential costs, risks and conflicts, particularly at times when the Partnership, other funds or accounts managed by BRIM and/or the applicable Trading Advisor(s) are experiencing sustained or high levels of redemption pressure or markets are illiquid. There is no limitation on the amount or number of such funds or accounts or the amount of their respective allocation to any such subsidiary and such allocations may be significant. There will be no segregation of liabilities between the Partnership and any other such funds or accounts that allocate assets to the same subsidiary as the Partnership. When investing in a subsidiary, no management fees or performance-based compensation will be charged to the Partnership by any subsidiary; however, such subsidiary will be charged management fees and performance-based compensation by the Trading Advisors. However, the value of the Partnership’s investments in any subsidiary will be included in the calculation and assessment of the Partnership’s Sponsor’s Fee and the Partnership will pay its pro rata portion of such subsidiary’s expenses, including fees and expenses of the applicable Trading Advisor. As a result, the Partnership may be subject to higher operating expenses than if the Partnership allocated capital to Trading Advisors directly.

The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Partnership’s prior filings.  The principal terms of this form of advisory agreement include the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below are descriptions of each of these terms.  Other than the differences in fees, as described in the ranges provided below, the other key term that differs among the agreements with the Trading Advisors is the minimum account maintenance level.  The minimum account maintenance level for each Trading Advisor is described below.

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

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97
2012	$251.39	$249.47	$242.48	$242.36	$252.68	$242.35

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at June 30, 2012.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Boronia Capital PTY Ltd	$417,405	$(316,482)	$(254,484)	$(153,561)
Capital Fund Management S.A.	(3,045,253)	415,449	(75,543)	(2,705,347)
Crabel Capital Management LLC	2,090,919	(981,220)	(125,280)	984,419
G Capital Fund Management LLC	1,815,122	261,962	(40,619)	2,036,465
Mapleridge Capital Corporation	347,453	(82,584)	(43,947)	220,922
Ortus Capital Management Ltd.	(1,557,643)	(682,651)	—	(2,240,294)
Solaise Capital Management LLP	(27,279)	(478,097)	(39,803)	(545,179)
Winton Capital Management Limited	(379,659)	(1,363,304)	(24,513)	(1,767,476)
Total	$(338,935)	$(3,226,927)	$(604,189)	$(4,170,051)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of June 30, 2012 was 1.43% and the weighted average Profit Share was 21%. The range of Management Fees as of June 30, 2012 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2012 to June 30, 2012

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

Fixed income holdings benefited early in the quarter from yield curve trades in the US and Europe as the market worked to re-price securities given rate reductions by the European Central Bank and Federal Reserve announcements that anchored low rate expectations for the foreseeable future. In January, the portfolio experienced moderate gains from long-biased positions in 10-year US Treasuries and exposure to 10-year German bunds. However, as investors moved money out of risk-free sovereigns to riskier segments of the market, long biases to Treasuries and German bunds dragged on performance.

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

Agricultural holdings were mixed for the period. Orange juice futures climbed to an all-time high on worries over poor January weather in Florida, and a clampdown on Brazilian oranges prevailed as US regulators discovered small amounts of a banned fungicide on recent imports.  Later period gains from short cattle and hog exposures also positively impacted performance. Cattle prices continued their steady decline on news of growing herd inventory. Strategy losses were generally driven by grains exposure, such as wheat and corn. While the portfolio had evolved to a net short position by the end of the month, wheat prices spiked over 7% on news of a month-end crop report, after bottoming out to a 2012 low on March 29.

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

April 1, 2012 to June 30, 2012

The Partnership’s performance was mixed across strategies during the second quarter, aggregating into slightly negative performance. Overall, many of our CTAs perceive a wide potential distribution of outcomes where downside is driven by the potential for headline risks such as a collapse of the Eurozone or a double-dip recession in the US, and an upside driven by, for example, a comprehensive rescue plan in Europe. Thus investors remain skittish as incoming news favors one extreme or another, resulting in a market that rapidly fluctuates between risk-taking and caution. Amidst this backdrop, price reversals and shifting investor moods were common throughout the period, creating a volatile backdrop that challenged both fundamental macro-based and technical momentum-based models.

Foreign exchange activity was among the top detracting strategies for the period. Early in the quarter, losses were attributable to short Japanese yen/short US dollar exposures as the yen strengthened on news that the Bank of Japan refrained from further monetary actions to stimulate economic growth. Also, large short euro exposures, which benefited in May from a deteriorating outlook in Europe, absorbed sharp losses in late June after European leaders took action to bolster confidence in Spain and its banking system. Meanwhile, long positions in the Turkish lira helped to offset overall losses, gaining on news that Turkey’s central bank committed to lowered inflation targets by mid-2013.

Performance within the energy sector was also uneven over the course of the quarter, resulting in slight losses. Short exposure to West Texas Intermediate benefited from sharp drops in oil prices driven by news of a slowing global economy and building inventory levels, but gains were watered down in part by losses in Brent crude and mixed returns from long gasoil exposures.

Equity index trading had more varied performance during the quarter, with early gains balanced by losses in June. Broadly speaking, global equity markets experienced slight losses in April, followed by a stronger sell-off in May, and a partial recovery in June in which investors experienced most gains in the final few trading days. US markets were particularly profitable in general, with gains consistently registered from exposure to the S&P 500 Index.  Japanese markets were another story, however, as CTAs found themselves on the wrong side of positions in the Nikkei 225 and the TOPIX Index throughout the quarter.

Falling prices for gold played a prominent role early in the metals sector. After an initial sell-off in the first few days of April, early short positioning in the precious metal started CTAs on the wrong foot as gold prices drifted upwards in April. A steep decline in early May proved to be profitable, however for the rest of the quarter large fluctuations proved to be difficult for CTAs to trade around. Short positions in industrial metals, such as aluminum and copper, benefited performance as base metals sold off on eroding industrial demand in China and Europe.

Long agricultural positions in US-focused crops appreciated as supplies for soybeans and corn looked to be constrained by extreme drought conditions that were developing in the latter part of the period in select parts of South America and much of the US Midwest.  Unfortunately, some CTAs were positioned short in corn, encouraged by strong negative momentum in May from early USDA projections of outsized domestic inventories — positions that generated losses as crop conditions deteriorated in June. Meanwhile, cattle holdings contributed gains early in the period, and coffee and cotton positions were profitable for the quarter.

Fixed income trading was the strongest contributor to performance. Core long positions in flight-to-safety assets such as 10-year US Treasurys, German bunds and long Gilts experienced robust gains in April and May, reaching near-record prices as investors sought financial shelter from developments in Europe. However, gains were moderated somewhat in June as investor fears calmed and sovereign prices reversed as capital flowed back into riskier segments of the marketplace.

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

April 1, 2011 to June 30, 2011

The Partnership posted a net loss for the second quarter in a period marked by a number of significant geopolitical developments throughout the world. Renewed concerns over peripheral Europe and weaker-than-expected economic growth in the US were among the factors that contributed to a downturn in risk assets.  The market once again turned its attention to fiscal problems in Greece, as the European Central

Bank stepped up financial and political efforts to preserve investor confidence in Greek sovereign debt and, by extension, held back from putting financial pressure on other heavily indebted countries, such as Portugal, Spain and Italy.  While it seems increasingly likely that some form of debt restructuring will occur in Greece, investors appear to worry that the turmoil in Greece may only be a precursor to more challenging situations in coming months. Developments in the US did little to quell investor concerns.  Weak job growth reports during the period disappointed investors, a prolonged stand-off between the two major political parties over raising the debt ceiling prodded unease over the possibility of a technical default on US debt, and the end of the second round of quantitative easing by the US Federal Reserve bank fueled worries that the US economy may not have reached a sufficient and self-sustaining level of growth in the absence of further government support.

Fixed income activity was the greatest contributor to the Partnership’s performance for the quarter, helped primarily by US dollar-based positions. 10-year Treasury yields steadily fell from 3.47% at the end of the first quarter to 3.18% at the end of June, as investors fled risk assets toward the safety of Treasury securities, benefiting Trading Advisors with net long exposures to long-end Treasury assets. Treasury prices continued to rise amid growing discomfort with the potential for a Greek default as well as over skepticism over the US economic recovery. However, in the last few days in the quarter, a relief rally in equity and credit markets prompted a sharp shift from Treasurys to risk assets, causing a 30 basis points spike in 10-Year yields. As a result, certain Trading Advisors gave back some gains late in the quarter.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and BNY Mellon Trust earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The decreased level of interest rates in 2012 in the US negatively impacted interest income revenues. The Partnership estimates that approximately 90% of its assets are earning interest.  For the six and three months ended June 30, 2012, the Partnership earned $119,358 and $59,731, respectively, in interest income, or approximately 0.03% and 0.02%, respectively, of the Partnership’s average month-end net assets. For the six and three months ended June 30, 2011, the Partnership earned $179,258 and $62,914, respectively, in interest income, or approximately 0.05% and 0.02%, respectively, of the Partnership’s average month-end net assets. The average interest rates for the six and three month periods ended June 30, 2012 were 0.10% and 0.11%, respectively. The average interest rates for the six and three month periods ended June 30, 2011 were 0.14% and 0.13%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  For the six month period ended June 30, 2012, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 41% when compared to the six month period ended June 30, 2011.   Profit Shares decreased for the period ending June 30, 2012, when compared to the period ending June 30, 2011 primarily due to less profitable Trading Advisors.

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

Liquidity; Capital Resources

The Partnership may borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the

Partnership’s U.S. dollar deposits.  Any borrowings would be at a prevailing short-term rate in the relevant currency.  Borrowings have been immaterial to the Partnership’s operation to date and are expected to continue to be so.

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

Although the Partnership has not done so to date, the Partnership may allocate assets to Portfolio Funds which typically are subject to redemption restrictions which may include advance written notice for redemptions, monthly or quarterly redemptions and such Portfolio Fund’s ability to limit or suspend redemptions. Certain Trading Advisors accounts may also require advance notice to liquidate positions.  In those instances in which such notice is required by a Trading Advisor, the notice period does not exceed 90 days.

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

There were no material commitments for capital expenditures as of June 30, 2012, the end of the most recent reporting period.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended June 30, 2012. During this period, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, was $218,781,250.

As of June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$86,040	0.04%	$111,538	$35,396
Currencies	1,711,002	0.78%	2,291,162	1,121,991
Energy	219,326	0.10%	305,967	49,624
Interest Rates	15,867,410	7.25%	17,788,512	13,031,234
Metals	161,093	0.07%	340,467	15,683
Stock Indices	473,740	0.22%	848,034	271,099

TOTAL	$18,518,611	8.46%	$21,685,680	$14,525,027

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended June 30, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Apr-12	$2,581,968	2,568,355	$1.0053
May-12	2,189,975	2,179,730	1.0047
Jun-12	1,678,977	1,604,834	1.0462

SERIES I

	Subscription
	Amount	Units	NAV
Apr-12	$10,000	8,223	$1.2161
May-12	50,000	41,034	1.2185
Jun-12	49,874	39,200	1.2723

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2012:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2012	2,036	$242.36	$493,445
May 31, 2012	2,132	252.68	538,714
June 30, 2012	1,836	242.35	444,955

Total	6,004		$1,477,114

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2012	21,778,469	$1.0047	$21,880,827
May 31, 2012	8,916,597	1.0462	9,328,544
June 30, 2012	3,663,899	1.0034	3,676,356

Total	34,358,965		$34,885,727

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2012	370,888	$1.0497	$389,321
May 31, 2012	284,171	1.0944	310,997
June 30, 2012	217,283	1.0497	228,082

Total	872,342		$928,400

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2012	183,371	$1.2185	$223,438
May 31, 2012	151,870	1.2723	193,224
June 30, 2012	19,088	1.2236	23,356

Total	354,329		$440,018

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

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                                           Are filed herewith.

32.01 and

32.02                                                                     Section 1350 Certifications

Exhibit 32.01

and 32.02                                              Are filed herewith.

101                                                                              The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 10, 2012	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 10, 2012	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)