Form 10-K/A
period 2011-12-31
BlackRock Global Horizons I L.P.
filed 2012-08-13
CIK 904918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of February 1, 2012, limited partnership units with an aggregate value of $392,225,351 were outstanding.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2011 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

Explanatory Note

This Amendment on Form 10-K/A to the Annual Report on Form 10-K for the period ending December 31, 2011, which was filed March 23, 2012 has been filed to amend and restate Item 9A to correct the inadvertent omission of the “Management’s Annual Report on Internal Control over Financial Reporting”.

Item 9A: Controls and Procedures

Evaluation of Disclosure and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of the Partnership’s President and Chief Financial Officer and effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment, the Partnership’s management concluded that, at December 31, 2011, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART IV

Item 15: Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Form 10-K/A:

Exhibit 31.01 and 31.02:	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.01 and 32.02:	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2012.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 13, 2012	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit

Exhibit 31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications