Form 10-Q
period 2012-09-30
BlackRock Global Horizons I L.P.
filed 2012-11-09
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR September 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	131,906,218	$196,117,766
Equity in commodity futures trading accounts:
Cash (restricted cash $20,372,919 and $17,272,542)	63,314,130	50,930,747
Net unrealized profit / market value on open contracts / options	603,660	2,633,381
Investments in Non-Consolidated LLCs (cost $123,252,405 and $157,905,014) (See note 4)	116,349,749	157,474,126
Due from investments in Non-Consolidated LLCs	3,728,057	37,488
Accrued interest and other assets	15,518	11,520

TOTAL ASSETS	$315,917,332	$407,205,028

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options	$723,309	$370,340
Due to investments in Non-Consolidated LLCs	—	254,832
Redemptions payable	9,769,197	7,402,636
Profit Shares payable	794,067	498,661
Distribution fees payable	776,558	980,952
Trading Advisors’ management fees payable	378,343	464,787
Sponsor fees payable	327,054	413,081
Administrator fees payable	533,318	375,692
Professional fees payable	604,114	437,409
Other fees payable	297,688	196,672

Total liabilities	14,203,648	11,395,062

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,211,292 Units)	3,773,243	3,836,207
Limited Partners (280,395,757 and 350,651,611 Units)	297,940,441	391,973,759

Total partners’ capital	301,713,684	395,809,966

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$315,917,332	$407,205,028

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
TRADING PROFITS (LOSSES):

Realized	$1,093,559	$16,799,041	$754,624	$23,795,660
Change in unrealized	974,948	5,548,929	(2,251,979)	(5,551,388)
Change in value of investments in Non-Consolidated LLCs (2)	(1,963,090)	2,244,990	(6,902,656)	27,824
Brokerage commissions and clearing costs	(228,532)	(520,301)	(832,721)	(1,914,704)

Total trading profits (losses)	(123,115)	24,072,659	(9,232,732)	16,357,392

INVESTMENT INCOME:
Interest	50,912	45,666	170,270	224,924

EXPENSES:
Distribution fees	1,501,059	2,688,936	4,827,834	8,240,408
Trading Advisors’ management fees	721,888	1,376,669	2,274,430	4,141,275
Sponsor fees	630,509	1,131,034	2,027,412	3,465,517
Profit Shares	(18,496)	1,699,540	253,474	2,311,389
Administrator fees	189,800	270,703	606,991	820,643
Professional fees	245,320	143,693	665,836	447,551
Other	53,893	115,447	189,862	347,291
Total expenses	3,323,973	7,426,022	10,845,839	19,774,074

NET INVESTMENT LOSS	(3,273,061)	(7,380,356)	(10,675,569)	(19,549,150)

NET INCOME / (LOSS)	$(3,396,176)	$16,692,303	$(19,908,301)	$(3,191,758)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	278,403,557	312,831,615	303,276,481	306,004,547
Series F	81,258	93,433	86,097	94,843
Series G	22,621,697	25,494,239	23,475,085	26,247,668
Series I	1,926,284	2,730,581	2,025,255	2,652,998

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0104)	$0.0454	$(0.0571)	$(0.0091)
Series F	$(2.79)	$11.41	$(13.40)	$(2.0315)
Series G	$(0.0121)	$0.0496	$(0.0580)	$(0.0095)
Series I	$(0.0073)	$0.0624	$(0.0421)	$0.0160

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit. The weighted average number of Units outstanding for the three-month and nine-month periods ended September 30, 2012 and 2011 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of income and expenses from its investments in Non-Consolidated LLCs.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	317,379,504	$3,705,350	$371,690,363	$375,395,713

Additions	59,201,750	199,999	63,911,036	64,111,035

Net income / (loss)	—	(28,861)	(3,162,897)	(3,191,758)

Redemptions	(37,543,886)	—	(41,772,380)	(41,772,380)

PARTNERS’ CAPITAL, September 30, 2011	339,037,368	$3,876,488	$390,666,122	$394,542,610

PARTNERS’ CAPITAL, December 31, 2011	353,862,903	$3,836,207	$391,973,759	$395,809,966

Additions	19,267,845	150,000	19,757,512	19,907,512

Net income / (loss)	—	(212,964)	(19,695,337)	(19,908,301)

Redemptions	(89,379,704)	—	(94,095,493)	(94,095,493)

PARTNERS’ CAPITAL, September 30, 2012	283,751,044	$3,773,243	$297,940,441	$301,713,684

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$1.0487	$252.87	$1.0952	$1.2586

Realized	0.0033	0.81	0.0035	0.0041
Change in unrealized	(0.0078)	(1.88)	(0.0081)	(0.0095)
Change in value of investments in Non-Consolidated LLCs (3)	(0.0201)	(4.47)	(0.0193)	(0.0131)
Interest	0.0005	0.12	0.0005	0.0006
Expenses	(0.0334)	(8.05)	(0.0349)	(0.0223)

Net asset value, end of period	$0.9912	$239.40	$1.0369	$1.2184

Total Return: (3)

Total return (before Profit Shares)	-5.41%	-5.26%	-5.26%	-3.13%
Profit Shares	-0.07%	-0.06%	-0.06%	-0.06%
Total return	-5.48%	-5.33%	-5.32%	-3.19%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	4.25%	4.25%	4.25%	2.29%
Profit Shares	0.07%	0.07%	0.07%	0.07%
Expenses	4.32%	4.32%	4.32%	2.36%

Net investment loss	-4.25%	-4.25%	-4.25%	-2.30%

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

(4) Excludes the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, are 7.04%, 0.70%, 7.74% and (7.66)%, respectively and for Series F and Series G are 7.04%, 0.53%, 7.57% and (7.48)%, respectively and for Series I are 3.82%, 0.73%, 4.55% and (4.46)%, respectively.

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

The interim financial information at September 30, 2012 and 2011, and for the periods ended September 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

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

The Bank of New York Mellon (“The Bank of New York Mellon”) provides custody services for the Partnership. The subsidiaries’ assets are or were held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“SSBT”). As of September 30, 2012, there were no assets held in any Portfolio Funds.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters or entered into various derivatives contracts with MLPF&S, Newedge USA, JPMS, UBS AG (“UBS”), MS&Co., Morgan Stanley Capital Services LLC (“MSCS”), and SSBT each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, and MS&Co. (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, and MS&Co., these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in net unrealized profit/market value on open contracts/options; Net payables are included in the Consolidated Statements of Financial Condition under Liabilities in net unrealized loss / market value on open contracts/options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under US GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.              PARTNERS’ CAPITAL

At September 30, 2012 and December 31, 2011, the Net Asset Values of the different series of Units were:

September 30, 2012	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$257,233,076	259,504,384	$0.9912
Series F	19,056,338	79,601	$239.40
Series G	22,970,852	22,153,442	$1.0369
Series I	2,453,418	2,013,617	$1.2184
Total Partners’ Capital	$301,713,684	283,751,044

December 31, 2011	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$343,083,496	327,160,840	$1.0487
Series F	23,238,718	91,900	$252.87
Series G	26,834,991	24,502,547	$1.0952
Series I	2,652,761	2,107,616	$1.2586
Total Partners’ Capital	$395,809,966	353,862,903

3.              FAIR VALUE DISCLOSURES

The Partnership qualifies as an investment company under the provisions of the American Institute of Certified Public Accountants Audit and Accounting Guide Investment Companies and therefore, all investments including derivatives are stated at fair value in the Consolidated Statements of Financial Condition, and changes in fair value are included in realized and change in unrealized trading profits and losses in the Consolidated Statements of Operations.

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

There were no Level 3 assets held at September 30, 2012, December 31, 2011 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of September 30, 2012 and December 31, 2011.

		Fair Value at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$131,906,218	$131,906,218	$—
Investments in Non-Consolidated LLCs	116,349,749	—	116,349,749
Futures (1)	543,936	543,936	—
Forwards (1)	(331,403)	—	(331,403)
Options (1)	(332,182)	(278,237)	(53,945)
	$248,136,318	$132,171,917	$115,964,401

Description	December 31, 2011
Cash Equivalents	$196,117,766	$196,117,766	$—
Investments in Non-Consolidated LLCs	157,474,126	—	157,474,126
Futures (1)	2,420,125	2,420,125	—
Forwards (1)	118,330	—	118,330
Options (1)	(275,414)	(267,264)	(8,150)
	$355,854,933	$198,270,627	$157,584,306

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and non-consolidated LLCs, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at September 30, 2012, organized by market sector:

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

The Partnership is exposed to market risk, the risks arising from changes in the market value of the contracts; credit risk, the risk of failure by another party to perform according to the terms of a contract and concentration risk; the risk of financial institution insolvency.

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

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 5% to 30% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at September 30, 2012 and December 31, 2011 was $20,372,919 and $17,272,542 respectively, which equals 6.75% and 4.36% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended September 30, 2012, 141,964 futures and options contracts were closed.  The fair value of options held as of September 30, 2012 includes premiums paid of $213,750 and received of $509,392. The fair value of the Partnership’s futures, forwards and options contracts by type, defined as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of September 30, 2012, are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	480	$141,511	$(323,624)	$(182,113)	-0.06%	(208)	$116,322	$(68,646)	$47,676	0.02%	$(134,437)	-0.04%	October 12 - October 13
Currencies	785	93,166	(371,201)	(278,035)	-0.09%	(126)	36,724	(6,550)	30,174	0.01%	(247,861)	-0.08%	October 12 - December 12
Energy	137	144,482	(41,690)	102,792	0.03%	(66)	3,750	(125,240)	(121,490)	-0.04%	(18,698)	-0.01%	October 12 - October 13
Interest rates	5,270	1,705,628	(89,142)	1,616,486	0.54%	(68)	550	(84,687)	(84,137)	-0.03%	1,532,349	0.51%	October 12 - March 16
Metals	1,015	4,954,847	(72,926)	4,881,921	1.62%	(856)	57,423	(4,885,041)	(4,827,618)	-1.60%	54,303	0.02%	October 12 - August 13
Stock indices	1,170	97,599	(774,794)	(677,195)	-0.23%	(57)	37,916	(2,441)	35,475	0.01%	(641,720)	-0.22%	October 12 - December 12
Subtotal	8,857	7,137,233	(1,673,377)	5,463,856	1.81%	(1,381)	252,685	(5,172,605)	(4,919,920)	-1.63%	543,936	0.18%

Forwards
Currencies		106,960	(632,115)	(525,155)	-0.18%		952,426	(758,674)	193,752	0.06%	(331,403)	-0.12%	October 12 - September 13
Subtotal		106,960	(632,115)	(525,155)	-0.18%		952,426	(758,674)	193,752	0.06%	(331,403)	-0.12%

Options
Currencies	—	5,280	—	5,280	0.00%	—	—	(90,383)	(90,383)	-0.03%	(85,103)	-0.03%	October 12 - December 12
Energy	11	1,430	—	1,430	0.00%	(22)	—	(42,130)	(42,130)	-0.01%	(40,700)	-0.01%	October 12 - November 12
Interest Rates	586	166,663	—	166,663	0.06%	(723)	—	(310,597)	(310,597)	-0.10%	(143,934)	-0.04%	October 12 - March 13
Stock indices	29	15,525	—	15,525	0.01%	(71)	—	(77,970)	(77,970)	-0.03%	(62,445)	-0.02%	October 12 - December 12
Subtotal	626	188,898	—	188,898	0.07%	(816)	—	(521,080)	(521,080)	-0.17%	(332,182)	-0.10%

Total	9,483	$7,433,091	$(2,305,492)	$5,127,599	1.70%	(2,197)	$1,205,111	$(6,452,359)	$(5,247,248)	-1.74%	$(119,649)	-0.04%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of September 30, 2012.

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

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through September 30, 2012 and December 31, 2011, respectively:

September 30, 2012

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$21,221,716	$23,503,086	76.48%	2%	20%	Monthly
Breakout Global Horizons, LLC	21,575,222	26,369,706	50.08%	1%	15%	Monthly
Cambridge Global Horizons, LLC	28,015,670	24,861,476	63.36%	2%	20%	Monthly
Nets Global Horizons, LLC	22,295,074	27,315,624	57.17%	2%	17%	Monthly
Quantum Global Horizons, LLC	23,242,067	21,202,513	48.64%	0%	30%	Monthly

Total	$116,349,749	$123,252,405

December 31, 2011

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$30,058,051	$29,710,429	79.57%	2%	20%	Monthly
Breakout Global Horizons, LLC	32,953,719	34,228,076	56.48%	1%	15%	Monthly
Cambridge Global Horizons, LLC	35,431,925	35,240,173	72.80%	2%	20%	Monthly
Nets Global Horizons, LLC	31,341,984	32,675,816	62.57%	2%	17%	Monthly
Quantum Global Horizons, LLC	27,688,447	26,050,520	58.69%	0%	30%	Monthly

Total	$157,474,126	$157,905,014

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month period ended September 30, 2012 and 2011 are as follows:

2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$766,571	$(256,494)	$510,077
Currencies	(513,798)	(250,553)	(764,351)
Energy	(1,234,815)	252,774	(982,041)
Interest rates	(563,840)	1,510,641	946,801
Metals	(109,822)	(94,077)	(203,899)
Stock indices	1,237,452	(894,158)	343,294
Subtotal	(418,252)	268,133	(150,119)

Forwards
Currencies	(507,442)	895,424	387,982
Subtotal	(507,442)	895,424	387,982

Options
Currencies	301,280	(46,385)	254,895
Energy	337,720	123,200	460,920
Interest Rates	1,032,496	(139,380)	893,116
Metals	46,549	—	46,549
Stock Indices	301,208	(126,044)	175,164
Subtotal	2,019,253	(188,609)	1,830,644

Total	$1,093,559	$974,948	$2,068,507

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(2,962,848)	$1,296,341	$(1,666,507)
Currencies	(2,352,567)	696,049	(1,656,518)
Energy	(5,156,002)	1,226,004	(3,929,998)
Interest rates	23,692,472	793,364	24,485,836
Metals	2,156,403	2,679,470	4,835,873
Stock indices	344,883	(153,539)	191,344
Subtotal	15,722,341	6,537,689	22,260,030

Forwards
Currencies	(1,742,127)	(1,031,759)	(2,773,886)
Subtotal	(1,742,127)	(1,031,759)	(2,773,886)

Options
Currencies	1,371,334	5,233	1,376,567
Energy	99,360	7,043	106,403
Interest Rates	969,987	21,516	991,503
Metals	41,364	—	41,364
Stock Indices	336,782	9,207	345,989
Subtotal	2,818,827	42,999	2,861,826

Total	$16,799,041	$5,548,929	$22,347,970

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the nine month period ended September 30, 2012 and 2011 are as follows:

2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(885,136)	$(244,790)	$(1,129,926)
Currencies	(3,505,286)	(750,673)	(4,255,959)
Energy	1,452,691	(216,930)	1,235,761
Interest rates	2,502,561	(16,711)	2,485,850
Metals	(1,352,748)	225,968	(1,126,780)
Stock indices	(424,597)	(676,388)	(1,100,985)
Subtotal	(2,212,515)	(1,679,524)	(3,892,039)

Forwards
Currencies	(3,141,932)	(449,733)	(3,591,665)
Subtotal	(3,141,932)	(449,733)	(3,591,665)

Options
Currencies	874,033	(25,307)	848,726
Energy	867,172	13,132	880,304
Interest rates	3,409,469	(63,560)	3,345,909
Metals	114,703	—	114,703
Stock indices	843,694	(46,987)	796,707
Subtotal	6,109,071	(122,722)	5,986,349

Total	$754,624	$(2,251,979)	$(1,497,355)

2011

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(5,146,578)	$(135,690)	$(5,282,268)
Currencies	752,178	(973,382)	(221,204)
Energy	(2,243,805)	219,484	(2,024,321)
Interest rates	23,183,158	(497,286)	22,685,872
Metals	2,457,807	344,952	2,802,759
Stock indices	(3,843,592)	(438,333)	(4,281,925)
Subtotal	15,159,168	(1,480,255)	13,678,913

Forwards
Currencies	3,190,181	(3,955,146)	(764,965)
Subtotal	3,190,181	(3,955,146)	(764,965)

Options
Currencies	2,517,297	(127,290)	2,390,007
Energy	292,091	7,043	299,134
Interest rates	1,904,716	10,033	1,914,749
Metals	36,800	—	36,800
Stock indices	695,407	(5,773)	689,634
Subtotal	5,446,311	(115,987)	5,330,324

Total	$23,795,660	$(5,551,388)	$18,244,272

5.   RELATED PARTY TRANSACTIONS

Some of the Partnership’s U.S. dollar assets were maintained at MLPF&S until July 6, 2012.  MLPF&S is a wholly owned subsidiary of Merrill Lynch, which in turn had maintained a significant ownership interest in BlackRock and was an affiliate of the General Partner until June 1, 2011. On assets held in U.S. dollars, Merrill Lynch credited the Partnership with interest at the prevailing 91-day U.S. Treasury Bill rate. The Partnership was credited with interest on any of its net gains actually held by MLPF&S in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch could have derived certain economic benefit, in excess of the interest which Merrill Lynch paid to the Partnership, from possession of such assets.

As of May 31, 2011, $4,883,043 was held in trading accounts at MLPF&S.  For the five-month period ended May 31, 2011, the Partnership incurred $23,324 for brokerage commissions payable to MLPF&S.

As of September 30, 2012 and December 31, 2011, $131,906,218 and $196,117,766, were invested in an affiliated BlackRock money market fund.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of September 1, 2012, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading - Diversified Program *	Systematic	Long-term trend-following	7.25%	Registered	Not Registered

Blackwater Capital Management - Diversified Program *	Systematic	Medium-term trend-following	7.25%	Registered	Not Registered

Boronia Capital - Diversified Program	Systematic	Short-term trend-following	6.00%	Registered	Not Registered

Cantab Capital Partners -CCP Quantitative Fund Program *	Systematic	Medium-term trend-following and mean reversion	9.25%	Exempt CPO	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend-following	8.50%	Registered	Registered

Crabel Capital Management - Two Plus Program	Systematic	Short-term trend-following	5.75%	Registered	Not Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundamental Global Macro	11.10%	Exempt CPO	Not Registered

NuWave Combined Futures Program *	Systematic	Medium-term pattern recognition	7.40%	Registered	Registered

Ortus Capital Management Ltd -Currency Program	Systematic	Medium-term econometric	10.40%	Exempt CPO	Not Registered

Quantitative Investment Management - Global Program *	Systematic	Short-term pattern recognition	7.55%	Registered	Not Registered

Solaise Capital Management LLP - Systematic Program	Systematic	Medium-term trend-following	7.05%	Not Registered	Not Registered

Winton Capital - Diversified Program	Systematic	Medium-term trend-following	12.50%	Registered	Not Registered

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

The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Partnership’s prior filings.  The principal terms of this form of advisory agreement include the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below are general summary descriptions of these terms as well as the minimum account maintenance level for each Trading Advisor.   As each advisory agreement is specifically negotiated with each Trading Advisor, there are certain variations within the terms of each of the advisory agreements.  As noted above, each of these advisory agreements have been attached as exhibits to certain of the Partnership’s prior filings.

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

Term. The advisory agreements will be automatically renewed for successive year periods, on the same terms, unless terminated by either the relevant Trading Advisor or the Partnership (or a subsidiary of the Partnership). In most instances, a Trading Advisor may terminate its advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons.  The advisory agreements are terminable at the discretion of the General Partner.

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Boronia Capital Pty Ltd.: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; NuWave Investment Management, LLC: $5,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97	$258.98	$259.84	$262.35
2012	$251.39	$249.47	$242.48	$242.36	$252.68	$242.35	$248.75	$244.19	$239.40

Set forth below is a list of the year-to-date net trading profit (loss) from each Trading Advisor as measured at September 30, 2012.

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Boronia Capital PTY Ltd	$181,746	$(33,487)	$(341,316)	$(193,057)
Capital Fund Management S.A.	(2,290,415)	6,246	(120,598)	(2,404,767)
Crabel Capital Management LLC	(59,062)	(126,177)	(179,837)	(365,076)
G Capital Fund Management LLC	2,344,005	3,443	(58,036)	2,289,412
Mapleridge Capital Corporation	347,453	(82,584)	(43,947)	220,922
Ortus Capital Management Ltd.	(649,708)	(528,235)	—	(1,177,943)
Solaise Capital Management LLP	1,239,203	(658,509)	(55,902)	524,792
Winton Capital Management Limited	(358,598)	(832,676)	(33,085)	(1,224,359)
Total	$754,624	$(2,251,979)	$(832,721)	$(2,330,076)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2012 was 1.43% and the weighted average Profit Share was 21%. The range of Management Fees as of September 30, 2012 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2012 to September 30, 2012

January 1, 2012 to March 31, 2012

Partnership performance was generally negative for the quarter, led primarily by losses from fixed income and currency strategies. Long equity positions were among the strongest contributors with strong risk-on sentiment driving higher valuation for risky assets, though few managers were positioned for this move at the beginning of the year. Across most strategies, volatile prices with little overall directionality made it difficult to capture trends that are important for momentum-based models, leading to mixed results for many other strategies. Overall, the first quarter appeared to be an inflection point for how managers were positioning their portfolios, with many Trading Advisors shifting out of exposures that had dominated their portfolios last year, such as long Treasury positions.

Fixed income holdings benefited early in the quarter from yield curve trades in the U.S. and Europe as the market worked to re-price securities given rate reductions by the European Central Bank and Federal Reserve announcements that anchored low rate expectations for the foreseeable future. In January, the portfolio experienced moderate gains from long-biased positions in 10-year U.S. Treasuries and exposure to 10-year German bunds. However, as investors moved money out of risk-free sovereigns to riskier segments of the market, long biases to Treasuries and German bunds dragged on performance.

Currency-based strategies also had a significant impact on Partnership performance. The Australian dollar also exhibited several steady weeks of strengthening in January and February after positive economic data added to speculation that Australia’s Reserve Bank would maintain one of the highest interest rates among developed countries. However, long holdings in the Australian dollar versus the U.S. dollar were the largest detractor for March as the currency lost steam, impacted by high oil prices and signs of weaker Chinese economic activity. Elsewhere, early gains from positions in the Turkish lira and Australian dollar against the U.S. dollar were offset by late period losses in the Japanese yen and a range-bound New Zealand dollar.

Equity index activity was generally positive. While the portfolio reaped gains from U.S. index holdings (such as the NASDAQ and S&P 500), these gains were diluted in part by mixed performance from a number of foreign equity future markets. Positive investor sentiment drove appreciation in long exposures to major US indices for most of the quarter, with further contributions from positions in the German DAX Index and the DJ Eurostoxx Index. However, modest losses were spread out across other foreign indices, with larger detractors including exposures to the FTSE 100 and Hang Seng indices.

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

Metals exposure also offered mixed results. Losses were predominantly attributed to long holdings in base metals, with the largest losses taking place in aluminum and copper. The Australian Bureau of Resources and Energy Economics suggested that the price of aluminum may slip this year as weaker global economic growth curbs demand, and investors more broadly worried that China faces a potential economic slowdown, fueling selling pressure for several industrial metals. The portfolio earned modest gains in gold, which remains its largest exposure. Gold prices benefited as the Federal Reserve (the “Fed”) pushed back its guidance for the timing of the first hike in the Federal Fund rate, but sold off in March in part due to anticipation that the Fed would not immediately pursue a third major quantitative easing effort.

April 1, 2012 to June 30, 2012

The Partnership’s performance was mixed across strategies during the second quarter, aggregating into slightly negative performance. Overall, many of our Trading Advisors perceive a wide potential distribution of outcomes where downside is driven by the potential for headline risks such as a collapse of the Eurozone or a double-dip recession in the U.S., and an upside driven by, for example, a comprehensive rescue plan in Europe. Thus investors remain skittish as incoming news favors one extreme or another, resulting in a market that rapidly fluctuates between risk-taking and caution. Amidst this backdrop, price reversals and shifting investor moods were common throughout the period, creating a volatile backdrop that challenged both fundamental macro-based and technical momentum-based models.

Foreign exchange activity was among the top detracting strategies for the period. Early in the quarter, losses were attributable to short Japanese yen/short U.S. dollar exposures as the yen strengthened on news that the Bank of Japan refrained from further monetary actions to stimulate economic growth. Also, large short euro exposures, which benefited in May from a deteriorating outlook in Europe, absorbed sharp losses in late June after European leaders took action to bolster confidence in Spain and its banking system. Meanwhile, long positions in the Turkish lira helped to offset overall losses, gaining on news that Turkey’s central bank committed to lowered inflation targets by mid-2013.

Performance within the energy sector was also uneven over the course of the quarter, resulting in slight losses. Short exposure to West Texas Intermediate benefited from sharp drops in oil prices driven by news of a slowing global economy and building inventory levels, but gains were watered down in part by losses in Brent crude and mixed returns from long gasoil exposures.

Equity index trading had more varied performance during the quarter, with early gains balanced by losses in June. Broadly speaking, global equity markets experienced slight losses in April, followed by a stronger sell-off in May, and a partial recovery in June in which investors experienced most gains in the final few trading days. U.S. markets were particularly profitable in general, with gains consistently registered from exposure to the S&P 500 Index.  Japanese markets were another story, however, as Trading Advisors found themselves on the wrong side of positions in the Nikkei 225 and the TOPIX Index throughout the quarter.

Falling prices for gold played a prominent role early in the metals sector. After an initial sell-off in the first few days of April, early short positioning in the precious metal started Trading Advisors on the wrong foot as gold prices drifted upwards in April. A steep decline in early May proved to be profitable; however, for the rest of the quarter large fluctuations proved to be difficult for Trading Advisors to trade around. Short positions in industrial metals, such as aluminum and copper, benefited performance as base metals sold off on eroding industrial demand in China and Europe.

Long agricultural positions in U.S.-focused crops appreciated as supplies for soybeans and corn looked to be constrained by extreme drought conditions that were developing in the latter part of the period in select parts of South America and much of the U.S. Midwest. Unfortunately, some Trading Advisors were positioned short in corn, encouraged by strong negative momentum in May from early U.S. Department of Agriculture (“USDA”) projections of outsized domestic inventories — positions that generated losses as crop conditions deteriorated in June. Meanwhile, cattle holdings contributed gains early in the period, and coffee and cotton positions were profitable for the quarter.

Fixed income trading was the strongest contributor to performance. Core long positions in flight-to-safety assets such as 10-year U.S. Treasuries, German bunds and long Gilts experienced robust gains in April and May, reaching near-record prices as investors sought financial shelter from developments in Europe. However, gains were moderated somewhat in June as investor fears calmed and sovereign prices reversed as capital flowed back into riskier segments of the marketplace.

July 1, 2012 to September 30, 2012

The Partnership’s performance was buoyed by strong early results in the third quarter, producing overall gains for the period despite moderate losses in August and September. The third quarter was marked by a more relaxed posture towards risk by investors, encouraged in part by major monetary policy actions in the United States and Europe. In late July, the President of the European Central Bank (“ECB”) indicated a steadfast readiness to protect the euro “whatever it takes”, and proposed using ECB rescue funds to purchase 2-year bonds from troubled Eurozone countries, contingent on structural reforms from recipient countries. In the U.S., the Fed finally revealed its third major quantitative easing program, which unlike the first two, is designed to be open-ended, intending to extend asset purchases and current interest rate levels until after the economy improves.

Fixed income holdings were a primary driver of returns for the third quarter, bolstering gains early in the period. Long exposures to Eurodollar holdings and U.S. Treasuries drove strong returns as weak economic data fueled a “risk-off” posture by investors seeking safety.  However, long holdings in 5-year and 10-year German bunds lost ground in August, and momentum-based models struggled with reversals in 10-year Treasuries in September, partially mitigating early quarter gains.

Equity holdings were largely beneficial, with gains concentrated primarily in long exposures to U.S. and European indices.  Equity investor sentiment in major Western markets, particularly the S&P 500, NASDAQ, EuroStoxx and DAX indices, was largely responsive to central bank policy actions by both the Fed and the ECB.  However, gains were offset by exposure to a number of Asian markets, including Japanese, Hong Kong and Taiwanese markets, as investors were disappointed by a lack of central bank easing in the region.

Currency strategies were also mixed during the quarter, as late losses partially eroded early gains. Notably positive trades in July included the Australian dollar, Swiss franc and euro against the U.S. dollar, and the euro against the yen. Many of these currencies were supported by the possibility of a Eurozone resolution. However, late in the quarter, short euro holdings detracted on expectations that the ECB would affirmatively act to lower Spanish and Italian bond yields, and the Australian dollar stumbled on a weak regional GDP release.

Contributions from agriculture trading were also uneven throughout the period. Long positions in grains such as corn, wheat and soybeans appreciated as prices continued to rise amid drought conditions in the U.S. Midwest. As the quarter progressed, however, momentum in agriculture prices stalled and then fell as the actual impact of the drought on global supply turned out to be less than most investors expected, driving losses and active reductions in exposure to the space.  By quarter-end, agriculture exposures comprised the smallest strategy allocation by Trading Advisors.

Metals detracted throughout the third quarter. Long exposure to aluminum and copper early in the period suffered from a growing bearish economic sentiment in July, and Trading Advisors worked to reduced long positions and increase short positioning to take advantage of the momentum. However, stimulative central bank actions improved investor confidence, reversing base metal prices, and generating losses later in the quarter.  Precious metals contributed positively, however, as long exposures to gold benefited from sharp price appreciation in August and September.

Energy was also a drag on overall performance.  Short positioning in Brent crude early in the quarter worked against Trading Advisors as oil prices steadily climbed on improving economic sentiment and worries of supply disruptions during hurricane season in the Gulf of Mexico. As momentum models turned oil exposures long and gas exposure short in September, prices for both commodities reversed, adding further losses for the portfolio.

January 1, 2011 to September 30, 2011

January 1, 2011 to March 31, 2011

The Partnership posted a slight net loss for the first quarter in a period marked by a number of significant geopolitical developments around the world, including escalating turmoil in the Middle East and North Africa, and the earthquake, tsunami and ensuing nuclear catastrophe in Japan. Even as the repercussions of these events were felt around the world, global economies showed signs of resilience. By the period’s end, market valuations held their ground as corporate profits remained strong and manufacturing data and capital expenditures were on the rise despite escalating oil prices. Meanwhile, the U.S. labor market seemed to turn a corner as private sector job creation posted impressive figures as overall unemployment dropped. In Japan, investors were optimistic on reconstruction opportunities. Throughout the quarter, market volatility remained low relative to recent years. In general, asset classes offered somewhat mixed results for the Partnership during the first quarter, with energy, equities, metals, agricultures and foreign exchange posting profits, while fixed income activity underperformed.

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

Equity strategies experienced a positive quarter, helped primarily by ongoing improvement in corporate fundamentals and resurgence in shareholder-centered corporate activity. The asset class declined in March as broader Japanese indices sold off substantially amidst the tragedy, and as concerns resurfaced around the long-term solvency of peripheral Europe. However, despite broader global uncertainty, the U.S. stock market remained relatively stable even as a near-government shutdown dominated headlines domestically. In particular, long exposures to the S&P 500 were profitable for underlying funds throughout the quarter, while long exposures to the Eurostoxx were positive early, but lost ground as the index declined nearly 300 points in mid-March.

Even as sentiment generally improved during the quarter, precious metals continued to rise as inflation-wary investors continued to see value in safe haven assets. Furthermore, the political contention over the U.S. budget in March coupled with renewed problems with Portugal and Ireland in the eurozone also drove some to the precious metals complex. Silver in particular benefited, increasing more than 30 percent, advancing both from its status as an alternative currency and as an industrial metal. Gold prices were also up on the quarter despite a choppy March, responding in particular to the weakening U.S. dollar mid-quarter. Long gold continued to be a significant portfolio holding during the first quarter. Meanwhile, nickel prices traded at a 52-week high in late-February, but fell off throughout the remainder of the period.

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

Amidst foreign exchange activity, Trading Advisors entered the period predominantly short the US dollar, a position largely maintained throughout the quarter. This exposure generally hurt performance in January, impacted by positive fourth quarter 2010 GDP reports and an increased demand for safe assets as social unrest unfurled in Egypt.  However, short dollar trades were generally beneficial through the rest of the period. Meanwhile, long holdings in both the euro and Swedish krona strengthened as the focal point of geopolitical tensions swung from European economies to the Middle East early in the quarter, and commodity rich currencies, including the Australian and Canadian dollars, benefited against the U.S. dollar as Trading Advisors tactically traded around economic data and regional inflation concerns. Following the natural disaster in March, activity was focused around the Japanese yen, which rapidly appreciated in the wake of the crisis, but depreciated at month-end as central banks worked to provide some economic relief to the region.

Fixed income activity continued to challenge Trading Advisors as they were positioned for a general lack of conviction around Treasury securities. However, Treasury prices generally stood their ground as global tensions simmered, U.S. economic reports painted a modestly positive picture, and many investors speculated that turmoil in the Middle East and North Africa would not derail U.S. economic recovery. During the period, Trading Advisors lost money on short exposures to 30-Year Treasuries and 10-year German bunds in February as well as 5- and 10-year Treasuries in March, which experienced mid-month reversals. Trading Advisors generally reversed their positioning within the space over the course of the month, ending the period net short the 10-year and net long the 5-year Treasury.

April 1, 2011 to June 30, 2011

The Partnership posted a net loss for the second quarter in a period marked by a number of significant geopolitical developments throughout the world. Renewed concerns over peripheral Europe and weaker-than-expected economic growth in the U.S. were among the factors that contributed to a downturn in risk assets. The market once again turned its attention to fiscal problems in Greece, as the European Central Bank stepped up financial and political efforts to preserve investor confidence in Greek sovereign debt and, by extension, held back from putting financial pressure on other heavily indebted countries, such as Portugal, Spain and Italy. While it seems increasingly likely that some form of debt restructuring will occur in Greece, investors appear to worry that the turmoil in Greece may only be a precursor to more challenging situations in coming months. Developments in the U.S. did little to quell investor concerns. Weak job growth reports during the period disappointed investors, a prolonged stand-off between the two major political parties over raising the debt ceiling prodded unease over the possibility of a technical default on U.S. debt, and the end of the second round of quantitative easing by the U.S. Federal Reserve bank fueled worries that the U.S. economy many not have reached a sufficient and self-sustaining level of growth in the absence of further government support.

Fixed income activity was the greatest contributor to the Partnership’s performance for the quarter, helped primarily by U.S. dollar-based positions. 10-year Treasury yields steadily fell from 3.47% at the end of the first quarter to 3.18% at the end of June, as investors fled risk assets toward the safety of Treasury securities, benefitting Trading Advisors with net long exposures to long-end Treasury assets. Treasury prices continued to rise amid growing discomfort with the potential for a Greek default as well as over skepticism over the U.S. economic recovery. However, in the last few days in the quarter, a relief rally in equity and credit markets prompted a sharp shift from Treasuries to risk assets, causing a 30 basis point spike in 10-Year yields. As a result, certain Trading Advisors gave back some gains late in the quarter.

With respect to foreign exchange holdings, performance for the quarter was roughly flat. Trading Advisors were predominantly short the U.S. dollar, anticipating the consequences of an accommodative monetary stance combined with persistently weak economic growth. This stance persisted throughout the quarter, and was accretive to performance early in the period, but caused losses later in the quarter, notably as long exposure to the euro detracted, and as long Australian dollar holdings traded down against the U.S. dollar more than 4% in May. Toward quarter-end, long holdings in the New Zealand dollar versus the U.S. dollar also lost ground, but long U.S. dollar holdings against the yen helped to mitigate overall losses for the period as the dollar gradually strengthened as the quarter came to a close.

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

Within the agricultural sector, performance suffered somewhat as well. Many Trading Advisors were positioned long livestock towards the beginning of the quarter, as foot-and-mouth disease has devastated supply, particularly in Asia, leading to increased demand for imports, but falling demand and signs of increasing supply in the U.S. in April led to losses. Long coffee positions were also initially profitable based in part on a reduced supply of Arabica beans, but prices deflated through May and June as demand destruction continued to play itself out. Grain markets whipsawed violently in May and the USDA’s Grain Stocks and Acreage report surprised the market with higher-than-expected supply numbers. For example, the report had June 1 stock numbers for corn at 3.57 billion bushels — 350 million bushels more than the consensus estimate.

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

July 1 2011 — September 30, 2011

The Partnership posted a net gain for the third quarter in a period marked by compounding fears regarding economic and financial developments in Europe, the U.S. and Asia, ushering large-scale sell-offs across most risk assets in August and September. The potential for a Greek default, and its potential ramifications on regional banks and other troubled countries, was the prominent concern, driving broad-based volatility and investor caution.

A convergence of woes in Europe, Asia and the U.S. continued to dampen investor sentiment in the third quarter, leading to material market declines.  European events were once again in focus, as sentiment vacillated between positive developments keeping Greece from insolvency, and fears that a default or restructuring may decimate Eurozone banks holding Greek debt. While Greece dominated the spotlight, the specter of further bailouts in the European periphery set investors further on edge. News out of the U.S. was not comforting either. High unemployment and a decelerating economy promoted a cautious investor sentiment that quickly turned dour. Real GDP grew at an annualized rate of a little over 1% during the second quarter. With few apparent catalysts and strong political divides over governmental roles in the recovery, prospects for substantial near-term improvement seem dim. Further, in China, worries that economic deceleration in the west will cripple export demand, and a potential for corrections in real estate prices and broader lending have spurred concerns that its economic growth may be sputtering, inciting a 20.7% drop in the Hang Seng Index (performance in U.S. dollar) during the third quarter.

Fixed income activity was the greatest contributor to the Partnership’s performance for the quarter, helped by both U.S. dollar and non-U.S. dollar positions. From a broad perspective, global interest rate moves were impacted significantly by sovereign debt concerns and global monetary policy initiatives. Specifically, the U.S. Federal Reserve’s policy measures, and developments surrounding the European sovereign debt crisis, shaped performance. As investors sought refuge from these macroeconomic concerns, 5-year and 10-year Treasury yields, and 5-year and 10-year German bund yields declined through much of the quarter, contributing to Trading Advisors positioned with long exposures to these benchmark securities.  The portfolio reduced its net long U.S. dollar exposure as the quarter came to a close and Trading Advisors were generally positioned net short with respect to long-duration Treasury exposure.

Metals were additive to performance throughout the quarter. In the midst of ongoing U.S. economic concerns, and as investors sparked a flight-to-quality early in the quarter, gold and silver traded higher for most of the quarter. This was accretive to early performance as many Trading Advisors entered the period with a long view on the complex. However, later in September, precious metals prices experienced a sharp decline, trimming gains for certain Trading Advisors.  Lack of demand from China in a weak U.S. housing market and a strengthening U.S. dollar put pressure on industrial metals. This was beneficial with the portfolio positioned net short non-ferrous metals.

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

Foreign exchange strategy performance for the quarter showed modest gains. Underlying Trading Advisors benefited from early trading in major currency pairs, such as the U.S. dollar versus the Japanese yen, the Australian dollar, and the Swiss franc. Trading in these currency pairs subsequently gave back some gains in August, with the only gain mid-quarter coming from long Swiss franc exposures as investors fled to safer currencies. However, currency strategies positively contributed to Trading Advisor results in September, particularly short euro exposures as investors continued to move away from the region.

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

Equity-based strategies bore out a challenging quarter with sharp declines in equity prices during August and September, creating headwinds for Trading Advisors positioned net long U.S. indices. However, the sector regained some of its losses in September, derived from a number of short exposures to non-U.S. markets, particularly with respect to Germany’s DAX and Europe’s DJ STOXX indices.

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and BNY Mellon Trust earns interest on all such assets which are not used for trading. For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The decreased level of interest rates in 2012 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 90% of its assets are earning interest.  For the nine and three months ended September 30, 2012, the Partnership earned $170,270 and $50,912, respectively, in interest income, or approximately 0.05% and 0.02%, respectively, of the Partnership’s average month-end net assets. For the nine and three months ended September 30, 2011, the Partnership earned $224,924 and $45,666, respectively, in interest income, or approximately 0.06% and 0.01%, respectively, of the Partnership’s average month-end net assets. The average interest rates for the nine and three month periods ended September 30, 2012 were 0.10% and 0.09%, respectively. The average interest rates for the nine and three month periods ended September 30, 2011 were 0.12% and 0.08%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  For the nine month period ended September 30, 2012, distribution fees, Trading Advisors’

management fees and Sponsor fees decreased approximately 42% when compared to the nine month period ended September 30, 2011.  Profit Shares decreased for the period ending September 30, 2012, when compared to the period ending September 30, 2011 primarily due to less profitable Trading Advisors.

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

With respect to assets allocated primarily to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership should be able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices. This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally is a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Partnership will generally be made approximately 10 days following the Redemption Date, although there can be no assurance as to the timing of such payments.

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

Most U.S. exchanges (but generally not foreign exchanges, or banks, or broker-dealer firms in the case of foreign currency forward contracts) limit, by regulation, the amount of fluctuation limits. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of the trading session.  Once the “daily limit” has been reached in a particular commodity, no trades may be made at a price beyond the limit.  Positions in the commodity can then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses.  The rule may, in fact, substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures prices have occasionally moved the daily limit for several consecutive trading days, and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those futures traders involved to substantial losses.

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

There were no material commitments for capital expenditures as of September 30, 2012, the end of the most recent reporting period.

Rider 33

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities and has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forward and option contracts, both long and short.  The Partnership may also engage in trading derivatives.  The Partnership’s financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at September 30, 2012.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly period ended September 30, 2012. During this period, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, was $201,589,103.

As of September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$161,487	0.08%	$181,989	$150,163
Currencies	2,260,023	1.12%	2,684,654	1,724,755
Energy	137,412	0.07%	269,070	29,702
Interest Rates	17,411,792	8.64%	18,367,764	16,483,837
Metals	163,879	0.08%	290,846	96,880
Stock Indices	714,254	0.35%	961,806	396,998

TOTAL	$20,848,847	10.34%	$22,756,129	$18,882,335

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended September 30, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jul-12	$888,989	885,977	$1.0034
Aug-12	1,148,990	1,115,524	1.0300
Sep-12	432,992	428,239	1.0111

SERIES I

	Subscription
	Amount	Units	NAV
Jul-12	$—	—	$—
Aug-12	59,400	47,169	1.2593
Sep-12	197,999	159,741	1.2395

(b)         None.

(c)          Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2012:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2012	1,486	$248.75	$369,643
August 31, 2012	565	244.19	137,967
September 30, 2012	785	239.40	187,929

Total	2,836		$695,539

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2012	13,910,541	$1.0300	$14,327,857
August 31, 2012	8,197,464	1.0111	8,288,456
September 30, 2012	9,454,684	0.9912	9,371,482

Total	31,562,689		$31,987,795

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2012	422,467	$1.0774	$455,166
August 31, 2012	191,747	1.0576	202,792
September 30, 2012	199,601	1.0369	206,966

Total	813,815		$864,924

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2012	—	$—	$—
August 31, 2012	40,183	1.2395	49,807
September 30, 2012	8,095	1.2184	9,863

Total	48,278		$59,670

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

10.01                                                                 Advisory Agreement between the Partnership, BRIM and Highgate Global Horizons, LLC dated October 28, 2012*

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                                     Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

101                                                                           The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) related notes (furnished herewith).

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

BLACKROCK GLOBAL HORIZONS I L.P.

	By:	BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 9, 2012	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President (Principal Executive Officer)

Date: November 9, 2012	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)