Form 10-K
period 2012-12-31
BlackRock Global Horizons I L.P.
filed 2013-03-22
CIK 904918

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012
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

         As of February 1, 2013, limited partnership units with an aggregate value of $252,460,039 were outstanding.

Documents Incorporated by Reference

         The registrant's 2012 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2012 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:    Business

  (a)    General Development of Business:

        BlackRock Global Horizons I L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on May 11, 1993 and began trading operations on January 4, 1994. The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership's assets are allocated and reallocated by the General Partner (defined below) to accounts managed by independent professional advisors (each a "Trading Advisor") on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more commodity pools (each a "Portfolio Fund") operated and managed by Trading Advisors that are registered as "commodity pool operators" under the Commodity Exchange Act (the "CEA").

        BlackRock Investment Management, LLC (the "General Partner" or "BRIM"), a wholly owned subsidiary of BlackRock, Inc. ("BlackRock"), is the general partner of the Partnership. The PNC Financial Services Group, Inc. is the largest stockholder and an affiliate of BlackRock.

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

        As of December 31, 2012, the capitalization of the Partnership was $261,662,968 and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $230.67.

        Through December 31, 2012, the highest month-end Net Asset Value of Series F Units was $284.04 (January 31, 2009) and the lowest was $97.36 (February 28, 1994).

        The Partnership's Series A Units and Series I Units of limited partnership interest are generally available as of the beginning of each calendar month. Series F Units and Series G Units are no longer offered.

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

        All wholly owned subsidiaries of the Partnership have been consolidated. All transactions between consolidated subsidiaries have been eliminated in consolidation. From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor. In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the Non-Consolidated LLCs"), and the Partnership's investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial

Condition. Effective May 1, 2011 and subsequently on October 1, 2011 and November 1, 2011, other funds managed by the General Partner invested in several of the subsidiaries of the Partnership.

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

        The General Partner monitors the performance of several hundred managed futures advisors. Both quantitative and qualitative criteria are factors in the General Partner's selection process, including the following: type of trading program; risk control; duration and speed of recovery from drawdowns; experience; organizational infrastructure; and low correlation in the past with traditional investments such as stocks and bonds. Trading Advisors' past records are evaluated comparatively with a view to combining Trading Advisors whose respective trading results have historically demonstrated not only a low degree of correlation with stocks and bonds but also with the other Trading Advisors selected. In addition to qualitative factors concerning the Trading Advisors, statistical analysis is used to develop Trading Advisor combinations which the General Partner identifies as having reward/risk profiles consistent with the General Partner's objectives. By identifying Trading Advisor combinations in this way, the General Partner hopes to maintain profit potential while also reducing the risk of major equity declines.

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

        Set forth below is a chart which provides the Partnership's current Trading Advisors, the portion of the Partnership's assets that each controlled as of December 1, 2012, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor's program is discretionary or systematic, as well as the commodity pool operator ("CPO") and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the "CFTC") and Securities and Exchange Commission (the "SEC"), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading—Diversified Program*	Systematic	Long-term trend-following	6.65%	Registered	Not Registered
Blackwater Capital Management—Diversified Program*	Systematic	Medium-term trend-following	7.00%	Registered	Not Registered
Cantab Capital Partners—CCP Quantitative Fund Program*	Systematic	Medium-term trend-following and mean reversion	9.25%	Registered	Not Registered
Capital Fund Management S.A.	Systematic	Short-term trend following	8.75%	Registered	Registered
Crabel Capital Management—Two Plus Program	Systematic	Short-term trend-following	5.00%	Registered	Not Registered
G Capital Fund Management LLC—Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.00%	Registered	Registered
Higgs Capital Management, LLP	Discretionary	Discretionary macro	9.25%	Not Registered	Not Registered
NuWave Combined Futures Program*	Systematic	Medium-term pattern recognition	6.65%	Registered	Registered
Ortus Capital Management Ltd—Currency Program	Systematic	Medium-term econometric	9.90%	Registered	Not Registered
Quantitative Investment Management—Global Program*	Systematic	Short-term pattern recognition	7.90%	Registered	Registered
Solaise Capital Management, LLP—Systematic Program	Systematic	Medium-term trend-following	6.95%	Registered	Not Registered
Winton Capital—Diversified Program	Systematic	Medium-term trend-following	10.70%	Registered	Registered

*
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

        The General Partner has formed, in its discretion, one or more subsidiaries to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. Other funds or accounts managed by BRIM or its affiliates may also allocate capital to these subsidiaries, pari passu with the Partnership, in order to consolidate investments with a Trading Advisor into a single entity. Potential benefits of aggregating investments in subsidiaries include preservation of high water marks, greater liquidity with respect to the account of the subsidiary (e.g., with respect to lock-ups), reduced fees (e.g., redemption fees) and efficiency associated with subscriptions and redemptions. The collective nature of these subsidiaries also has potential costs, risks and conflicts, particularly at times when the Partnership, other funds or accounts managed by BRIM and/or the applicable Trading Advisor(s) are experiencing sustained or high levels of redemption pressure or markets are illiquid. There is no limitation on the amount or number of such funds or accounts or the amount of their respective allocation to any such subsidiary and such allocations may be significant. There will be no segregation of liabilities between the Partnership and any other such funds or accounts that allocate assets to the same subsidiary as the Partnership. When investing in a subsidiary, no management fees or performance-based compensation will be charged to the Partnership by any subsidiary; however, such subsidiary will be charged management fees and performance-based compensation by the Trading Advisors. However, the value of the Partnership's investments in any subsidiary will be included in the calculation and assessment of the Partnership's Sponsor's Fee and the Partnership will pay its pro rata portion of such subsidiary's expenses, including fees and expenses of the applicable Trading Advisor. As a result, the Partnership may be subject to higher operating expenses than if the Partnership allocated capital to Trading Advisors directly.

        The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Company's prior filings. The principal terms of this form of advisory agreement include the management fees (the "Management Fees"), performance-based allocations (the "Profit Shares"), indemnification provisions and the term of the advisory agreement. Set forth below are general summary descriptions of these terms as well as the minimum account maintenance level of each Trading Advisor. As each advisory agreement is specifically negotiated with each Trading Advisor, there are certain variations within the terms of each of the advisory agreements. As noted above, each of these advisory agreements have been attached as exhibits to certain of the Partnership's prior filings.

          Management Fees.    Generally, Management Fees approximate between 0% and 2% (annualized) of the Net Asset Value of the Partnership's account managed by a Trading Advisor.

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

          Minimum Investment Maintenance Levels.    The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; Higgs Capital Management, LLP: $10,000,000; NuWave Investment Management LLC: $5,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management: none; Solaise Capital Management, LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000. A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement. The relationship with Mapleridge Capital Corporation was terminated on February 29, 2012 and the relationship with Boronia Capital Pty Ltd. was terminated on November 2, 2012.

  Use of Proceeds and Interest

  Subscription Proceeds.

        BRIM pays from its own funds the selling commissions relating to the sale of the Units, except that investors in Series I Units may be subject to an upfront selling commission of up to 1% of their subscription but are not subject to Redemption Charges, ("Redemption Charges"). Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading either directly through accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more commodity pools (each a "Portfolio Fund") operated and traded by such Trading Advisors. In such trading, assets are used as security for and to pay for trading losses, as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below. The most recent continuous offering of Units began effective February 1, 2004.

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

  Custody of Assets.

        The Bank of New York Mellon provides custody services for the Partnership. The Partnership's and subsidiaries' assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), Newedge USA, LLC ("Newedge USA"), J.P. Morgan Securities LLC ("JPMS"), Morgan Stanley & Co. LLC ("MS&Co."), UBS Securities LLC ("UBS Securities"), and any other clearing brokers that may be utilized by the Partnership in the future (the "Clearing Brokers") or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the "Trading Advisors") and at a custody account at State Street Bank and Trust Company ("State Street"). As of December 31, 2012, there were no assets held in any Portfolio Funds. In the event that the Partnership invests in a Portfolio Fund, the Trading Advisor of such Portfolio Fund will select the Portfolio Fund's custodians and clearing brokers. Partnership assets not deployed in support of futures or over-the-counter ("OTC") positions are on deposit with The Bank of New York Mellon.

  Interest Paid on the Partnership's U.S. Dollar and Non-U.S. Dollar Assets.

        On assets held in U.S. dollars, MLPF&S credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. On assets held in U.S. dollars, Newedge USA credits the Partnership with interest at 98% of the prevailing 91-day U.S. Treasury bill rate. On assets held in U.S. dollars, JPMS credits the Partnership with interest at the prevailing Federal Funds rate minus 12 basis points, when applicable. On assets held in U.S. dollars, MS&Co. credits the Partnership with interest at the prevailing Federal Funds rate. On assets held in U.S. dollars, UBS Securities credits the Partnership with interest at the prevailing Federal Funds rate. The Partnership is credited with interest on any of its assets and net gains actually held by MLPF&S or Newedge USA in non-U.S. dollar currencies at a prevailing local rate received by MLPF&S or Newedge USA. MLPF&S or Newedge USA may derive certain economic benefit, in excess of the interest which MLPF&S or Newedge USA pays to the Partnership, from possession of such assets.

        MLPF&S charges the Partnership MLPF&S's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar denominated positions. Such amounts generally are netted against interest income due to the immateriality of such amounts.

        Assets held at The Bank of New York Mellon earn interest at money market interest rates. Due to the current interest rate environment, the Partnership's cash investments, which could include a significant investment in a BlackRock-affiliated money market fund, are earning a lower rate of return in recent periods than the return that they had been earning in past periods. Income from these cash investments is also lower than in the previous periods due to lower cash balances.

  Charges

        The following tables summarize the charges incurred by the Partnership during 2012, 2011 and 2010:

	2012(1)		2011(1)		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Profit Shares	$355,170	0.10%	$1,490,923	0.38%	$4,126,005	1.24%
Distribution fees	6,142,552	1.80%	10,193,861	2.61%	9,553,526	2.86%
Trading Advisors' management fees	2,943,719	0.86%	5,073,428	1.30%	4,558,253	1.37%
Sponsor fees	2,580,154	0.76%	4,286,905	1.09%	4,014,803	1.21%
Administrator fees	756,231	0.22%	1,028,273	0.26%	1,009,000	0.30%
Professional fees	976,629	0.29%	549,755	0.14%	705,034	0.21%
Other	214,315	0.06%	429,317	0.11%	392,000	0.12%

Total	$13,968,770	4.09%	$23,052,462	5.89%	$24,358,621	7.31%

(1)
Excludes the Partnership's proportionate share of expenses from its investments in Non-Consolidated LLCs.

	2012(2)		2011(2)		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Profit Shares	$2,558,658	0.75%	$1,525,920	0.39%	$4,126,005	1.24%
Distribution fees	10,096,585	2.95%	11,475,834	2.93%	9,553,526	2.86%
Trading Advisors' management fees	4,832,034	1.41%	5,509,056	1.41%	4,558,253	1.37%
Sponsor fees	4,241,010	1.24%	4,825,781	1.23%	4,014,803	1.21%
Administrator fees	1,172,551	0.34%	1,147,654	0.29%	1,009,000	0.30%
Professional fees	1,595,810	0.47%	616,456	0.16%	705,034	0.21%
Other	369,176	0.11%	487,660	0.13%	392,000	0.12%

Total	$24,865,824	7.27%	$25,588,361	6.54%	$24,358,621	7.31%

(2)
Includes the Partnership's proportionate share of expenses from its investments in Non-Consolidated LLCs.

        The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived from the deposit of certain of the Partnership's U.S. dollar available assets maintained at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities and SSBT.

        The Partnership's average month-end Net Assets during 2012, 2011 and 2010 equaled $341,936,687, $391,184,526 and $333,087,003 respectively.

        During 2012, 2011 and 2010, the Partnership earned $219,591, $269,659 and $492,166, respectively, in interest income, or approximately 0.06%, 0.07% and 0.15%, respectively, of the Partnership's average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Clearing costs / Brokerage commissions	MLPF&S is paid actual commodity clearing fees at market rates.
Newedge USA	Clearing costs / Brokerage commissions	Newedge USA is paid actual commodity clearing fees at market rates.
JPMS	Clearing costs / Brokerage commissions	JPMS is paid actual commodity clearing fees at market rates.
MS&Co.	Clearing costs / Brokerage commissions	MS&Co. is paid actual commodity clearing fees at market rates.

Recipient	Nature of Payment	Amount of Payment
MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities and State Street	Use of Partnership assets

MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, and State Street may derive certain economic benefit from the deposit of certain of the Partnership's U.S. dollar assets in accounts maintained at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities and State Street.

BRIM	Sponsor fees	Series A, F and G pay Sponsor fees at an annual rate of 1.25% and Series I pays Sponsor fees at an annual rate of 1.00% to the General Partner.
Other Counterparties	Bid-ask spreads	Bid-ask spreads on forward and related trades.
BRIM	Distribution fees

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

Trading Advisors	Management Fees

Each Series pays Management Fees, which are based on a percentage-of-assets, to the Trading Advisors range from 0% to 2% (annualized) of that Series net assets allocated to each individual Trading Advisor.

Recipient	Nature of Payment	Amount of Payment
Transfer Agent	Administrator fees	Actual costs incurred are paid by the Partnership. BNY Mellon Investment Servicing (U.S.) Inc. ("BNY Mellon") serves as the Partnership's transfer agent.
Administrator	Administrator fees	Actual costs incurred are paid by the Partnership. SS&C Technologies New Jersey, Inc. serves as the administrator of the Partnership ("SS&C" or the "Administrator").
Custodian	Custody fees	The Bank of New York Mellon ("The Bank of New York Mellon") serves as the Partnership's custodian. As of December 31, 2012, $117,403,824 was held in custody at The Bank of New York Mellon.
BRIM	Sponsor Fee reimbursement

BRIM will reimburse the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisor's Profit Shares (such fees and expenses, exclusive of the Trading Advisor's Profit Shares, collectively referred to herein as "Capped Expenses") that would be in excess of 1/12 of 7.25% of the Partnership's Net Asset Value (the "Expense Cap") on the last business day of each month (each a "Regularly Scheduled Calculation Date"). Because Series I Units (the "Institutional Series" which are offered to a limited number of institutional investors) are not subject to the 3% distribution fee, the Expense Cap for Series I Units is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Units. The Expense Cap does not take into account expenses incurred by the Partnership as an investor in a Portfolio Fund, other than in respect of the Management Fee paid by the Portfolio Funds to the Trading Advisors.

Others	Professional and Other fees	Actual costs incurred are paid by the Partnership.
BRIM;
Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

        The Partnership, BRIM, MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, and State Street are each subject to regulation by, and registered with, the CFTC and each is a member of the National Futures Association ("NFA") or otherwise eligible for exemption from registration with the CFTC and membership of the NFA. Certain of the Trading Advisors also are subject to registration by, and are registered with, the CFTC and are members of the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

the Partnership itself is generally not subject to regulation by the SEC. However, BRIM itself is registered as an "investment adviser" under the Investment Advisers Act of 1940, as amended. In the event BRIM's registration with the CFTC or membership in the NFA were terminated, or suspended, BRIM would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result. The CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. These limits may restrict the ability of the Trading Advisors to establish or liquidate positions on behalf of the Partnership (or a subsidiary of the Partnership). Currently currency forward contracts are not subject to regulation by any United States Government Agency, but under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), certain currency forward contracts may be subject to regulation in the future.

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

        No guarantee or representation is made that the Partnership, any of the investment strategies utilized by the Trading Advisors or the Portfolio Funds (if any) will achieve their respective investment objectives. The Partnership's capital will be allocated primarily to Trading Advisors and, in general, neither the Partnership nor the General Partner will direct or influence the management of the Partnership's capital by these Trading Advisors. The Trading Advisors' investments may include instruments which may unexpectedly become illiquid, and may also utilize highly speculative investment techniques including investing in domestic and international futures and forward markets, high leverage, swaps and principal ("notional") contracts, currency forward trading, options on currency futures or on forward contracts. Accordingly, an investment in the Partnership is speculative and involves considerations and risk factors which prospective investors should consider before subscribing. The following is not intended to be a complete description or an exhaustive list of portfolio investments or risks. An investment in the Partnership should form only a part of a complete investment program, and an investor must be able to bear the loss of its entire investment. In addition, prospective investors should consult their own tax advisors regarding the potential tax consequences of the Partnership's activities and investments.

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

Substantial Charges

        The Partnership is subject to substantial charges, including a distribution fee of 3% and a sponsor's fee 1.25% charged to Series A, F and G. Series I does not pay a distribution fee, but does pay a sponsor's fee of 1.00%. The Partnership also pays Management Fees (on the order of 0%-2.0%) to the Trading Advisors, and brokerage commissions. The Partnership's performance must be in excess of such charges for the Partnership not to experience losses.

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

        In October 2011, the CFTC adopted final regulations on position limits (the "Position Limits Rule"). On September 28, 2012 the Position Limits Rule was vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is nevertheless possible that the Position Limits Rule may take effect in some form via a re-promulgation or a successful appeal by the CFTC of the District Court's ruling. The vacated Position Limits Rule established a position limits regime for 28 futures contracts on certain "exempt" (e.g. metal and energy contracts) and agricultural commodities and any economically equivalent futures, options and swaps. The Position Limits Rule also narrowed the definition of a bona fide hedging transaction for the purpose of obtaining an exemption from position limits, sets forth more stringent account aggregation standards and established visibility reporting requirements for certain exempt commodities (i.e., commodities that are neither excluded commodities nor agricultural commodities).

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

        On June 17, 2011, the CFTC published a proposed order that would provide persons and entities with temporary exemptive relief from certain of the provisions of the CEA, as added or amended by the Reform Act, while certain rulemaking proceedings necessary to implement the Reform Act are ongoing. The proposed order was adopted substantially as proposed on July 14, 2011. The CFTC has twice amended and extended the expiration dates of that final order, and many aspects of that final order expired on October 12, 2012. However, in connection with the revision of the definition of "security" to encompass security-based swaps and the exemptions for security based swaps, the compliance date for the final rules further defining the term "security-based swap" was February 11, 2013. The impact of the Reform Act on the Partnership cannot be known until these rulemaking procedures have been completed.

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

Risks Associated with Allocation to Portfolio Funds

        The General Partner may allocate the Partnership's assets either to accounts managed by Trading Advisors on behalf of the Partnership (or a subsidiary of the Partnership) or to one or more Portfolio Funds operated and traded by Trading Advisors that are registered as CPOs under the CEA. With respect to assets allocated to a Portfolio Fund, the General Partner will lose some element of control over such assets in that such Portfolio Fund's Trading Advisor (rather than the General Partner) will determine where their money is custodied, who acts as futures broker and the like. Certain Portfolio Funds may maintain their assets in unregulated accounts fully subject to the risk and the credit rating of the broker. In some cases, the General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.

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

        Because investments in a subsidiary are ultimately commingled with the investments from other funds or accounts managed by BRIM or its affiliates, these investment structures share risks commonly associated with a direct investment with a Trading Advisor. In addition, an investment through a subsidiary may result in different investment outcomes (including with respect to performance and liquidity) than if the Partnership invested with the Trading Advisor directly. The specific terms and rights associated with the Partnership's investment with a Trading Advisor generally will be aggregated with Other Clients invested in the same subsidiary, rather than being tracked individually for the Partnership and each participating Other Client. This means that the Partnership generally will share in any open positions, including any side pockets or other illiquid investments, held by the subsidiary. There will be no segregation of liabilities between the Partnership and any other funds or accounts that allocate assets to the same subsidiary as the Partnership, and the Partnership's assets allocated to a subsidiary may become exposed to liabilities related to such subsidiary's investment on behalf of any such other funds or accounts.

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

Capacity Limitations of Trading Advisors

        Trading Advisors may place limitations on the amount of, or number of persons whose, money they will manage. In addition, new rules and regulations may result in additional limitations or restrictions being placed by Trading Advisors on the types of investors or assets that a Trading Advisor may accept. Moreover, as a result of the convergence of the hedge fund and private equity markets and recent regulatory developments, many Trading Advisors have lengthened liquidity terms for the Portfolio Funds they manage, which may be more or less compatible with the liquidity requirements of the Partnership or of Other Clients of the General Partner and therefore result in differences in portfolio composition. Any such restrictions or limitations could prevent the General Partner from allocating Partnership assets to certain Trading Advisors with which the General Partner would otherwise like to invest. In addition, when capacity is constrained, allocation decisions may be made on a non-pro rata basis among funds, for example, so as to avoid small allocations or to increase existing below-target allocations before building new positions. Also, if the Partnership or Other Clients invest in Portfolio Funds that generally are not accepting new investments, the General Partner may reallocate those investments (in whole or in part) from or to the Partnership or Other Clients as it deems in the best interest of the transferor and the transferee and permitted by applicable law.

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

Limited Regulatory Oversight

        The Partnership does not come within the statutory definition of an "investment company" and is not registered as an investment company, under the Investment Company Act of 1940, as amended (the "1940 Act"), or any comparable regulatory requirements, and does not intend to do so. Accordingly, the provisions of such regulations, which among other things generally require investment companies to have a majority of disinterested directors, require securities held in custody at all times to be maintained in segregated accounts, impose certain operational trading limitations and regulate the relationship between the investment company and its asset manager, are not applicable to an investment in the Partnership. The General Partner is registered as an investment adviser under the "Advisers Act" and is consequently subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act. Upon request from a prospective investor, the Partnership will provide a copy of Part 2 of the General Partner's Form ADV or brochure in lieu thereof.

Absence of Regulation Concerning Trading Advisors and Portfolio Funds

        Portfolio Funds will not be registered as investment companies under the 1940 Act. In addition, certain Trading Advisors will not be required to register as CPOs or commodity trading advisors under the CEA or as investment advisers under the Advisers Act. Also, Trading Advisors that operate outside of the United States may be registered under the Advisers Act, but not subject to as comprehensive a regulatory scheme as Trading Advisors that are registered under the Advisers Act and operating within the United States. As a result, Trading Advisors may be subject to a wide range of laws and regulatory oversight, and the protections available to the Partnership will correspondingly vary. Similarly, certain investments in funds and accounts formed and operated outside the United States may not be subject to comprehensive government regulation. The Trading Advisors may not be covered by insurance or by fidelity bonding. Moreover, the Partnership generally will have no control over the selection of the custodians of the assets of any Portfolio Funds in which the Partnership invests, which also may be subject to a lesser degree of government supervision or regulation than commercial banks, trust companies or securities dealers conducting business within the United States.

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

Credit Risk Associated with Exchange-Traded Futures Contracts and Options on Futures Contracts

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

        The MF Global bankruptcy is ongoing as of the date of this Form 10-K, but it appears that it may represent the first time in the history of the CEA that there has been a significant shortfall in the amount of "customer segregated funds" ("Segregated Funds") held by a bankrupt CFTC FCM. The preservation of Segregated Funds is a basic tenet of CFTC FCM regulations and if, in fact, the MF Global proceedings demonstrate that this tenet is flawed, the ramifications could be extensive (and could materially increase the costs of transacting through CFTC FCMs). While the Refco Inc. bankruptcy demonstrates that funds on deposit with a CFTC FCM which clients believed to be held as Segregated Funds might, in fact, not be held in such capacity, the MF Global bankruptcy demonstrates that even amounts held as Segregated Funds are subject to previously unanticipated risk.

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

Investment Advisory Fees / Profit Shares

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

        Further, failure of the back office functions of the Trading Advisors or General Partner to process trades in a timely fashion could prejudice the investment performance of the Partnership.

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

Bank Holding Company Act of 1956

        Each of BlackRock and the General Partner is, for purposes of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), a subsidiary of PNC Financial Services Group, Inc. ("PNC"), which is subject to regulation and supervision as a "financial holding company" (an "FHC") by the

Board of Governors of the Federal Reserve System (the "Federal Reserve"). Because the General Partner may be deemed to exercise corporate control over the Partnership for purposes of the BHC Act, each of the Partnership, the General Partner and BlackRock intends to comply with the investment and activities restrictions that would generally be applicable to PNC as an FHC. Under the BHC Act, an FHC and its affiliates may engage in, and may acquire interests in, or control of, companies engaged in, among other things, a wide range of activities that are "financial in nature," including certain banking, securities, investment management, merchant banking, and insurance activities. Other activities may be limited or prohibited under the BHC Act. Any failure by PNC to qualify as an FHC under the BHC Act could result in restrictions on the activities or investments of the Partnership.

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

Multiple Levels of Expense

        Both the General Partner and Trading Advisors receive investment management fees. In addition to management fees, the Partnership is subject to other substantial charges, including a distribution fee and a Redemption Charge and other expenses. Furthermore, in addition to a fixed Management Fee, Trading Advisors typically will receive performance-based allocations or profit shares. The existence of a performance fee or profit share may create an incentive for the Trading Advisor to make riskier and more speculative investments than would otherwise be the case in the absence of such performance-based compensation. A Trading Advisor may receive performance-based allocations based on the unrealized appreciation of the account or Portfolio Fund's portfolio (as the case may be). Also, the "high water mark" for a Trading Advisor's account or the investment in a Portfolio Fund (as the case may be) may not correspond to a Limited Partner's holding period. Therefore, the Partnership may pay a performance fee to a Trading Advisor when a Limited Partner has not received the same positive performance for the Partnership as a whole and a Limited Partner may benefit from a "loss carry forward" attributable to a Trading Advisor's account or a Portfolio Fund (as the case may be) where the Partnership incurred the loss prior to the Limited Partner's investment. Furthermore, Trading Advisors are compensated based on the performance of the accounts they trade for the Partnership or the Portfolio Fund they manage (as the case may be). Consequently, a particular Trading Advisor may receive performance-based compensation in respect of its performance during a period when the Partnership's overall capital depreciated. Historically, certain Trading Advisors have required substantial performance fees when the performance of the Partnership as a whole was breakeven or unprofitable.

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

Item 4:    Mine Safety Disclosures

        Not applicable.

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

        (b)   Holders:

        As of December 31, 2012, there were 3,311; 526; 986 and 51 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

        (c)   Dividends:

        The Partnership has made no distributions since trading commenced, nor does BRIM presently intend to make any distributions in the future.

        (d)   Securities Authorized for Issuance Under Equity Compensation Plans:

        Not applicable.

        (e)   Performance Graph

        Not applicable. The Partnership has no class of common stock registered under section 12 of the Exchange Act.

        (f)    Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

        Unregistered securities are issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A				SERIES I
	Subscription Amount	Units	NAV		Subscription Amount	Units	NAV
Oct-10	$7,150,951	6,620,638	$1.0801	Oct-10	$145,000	115,740	$1.2528
Nov-10	4,848,961	4,433,133	$1.0938	Nov-10	10,000	7,869	$1.2707
Dec-10	8,841,940	8,349,330	$1.0590	Dec-10	9,999	8,095	$1.2352
Oct-11	$3,168,977	2,915,342	$1.0870	Oct-11	$—	—	$1.2956
Nov-11	16,374,933	15,666,794	$1.0452	Nov-11	24,749	19,820	$1.2487
Dec-11	9,316,937	8,896,149	$1.0473	Dec-11	33,998	27,116	$1.2538
Oct-12	$835,988	843,410	$0.9912	Oct-12	$—	—	$1.2184
Nov-12	519,992	540,428	$0.9622	Nov-12	—	—	$1.1859
Dec-12	592,994	619,630	$0.9570	Dec-12	—	—	$1.1827

        (g)   Purchases of Equity Securities by the Issuer:

        Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

        The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2012:

2012

Series F Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2012	774	$232.39
November 30, 2012	1,043	231.14
December 31, 2012	1,694	230.67

Total	3,511

Series A Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2012	10,203,208	$0.9622
November 30, 2012	5,927,540	0.9570
December 31, 2012	14,477,290	0.9551

Total	30,608,038

Series G Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2012	286,404	$1.0065
November 30, 2012	198,959	1.0011
December 31, 2012	412,612	0.9991

Total	897,975

Series I Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2012	—	$1.1859
November 30, 2012	40,535	1.1827
December 31, 2012	—	1.1835

Total	40,535

Item 6:    Selected Financial Data

        The following unaudited selected financial data has been derived from the audited consolidated financial statements of the Partnership:

Income Statement Data	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues:
Trading Profits (Losses)
Realized	$(2,681,787)	$15,819,067	$24,680,503	$(1,275,527)	$55,994,522
Change in Unrealized	(4,232,518)	(7,550,144)	10,194,641	(3,198,051)	568,553
Change in value of investments in Non-Consolidated LLCs(1)	(9,152,356)	(430,888)	—	—	—
Brokerage Commissions and Clearing costs	(1,015,380)	(2,247,622)	(2,678,247)	(1,613,820)	(1,508,796)

Total trading profits (losses)	(17,082,041)	5,590,413	32,196,897	(6,087,398)	55,054,279

Investment Income:
Interest	219,591	269,659	492,166	906,015	3,051,305

Expenses:
Profit Shares	355,170	1,490,923	4,126,005	1,144,351	9,844,931
Distribution fees	6,142,552	10,193,861	9,553,526	6,767,790	5,554,788
Trading Advisors' management fees	2,943,719	5,073,428	4,558,253	3,162,393	2,520,534
Sponsor fees	2,580,154	4,286,905	4,014,803	2,833,553	2,278,530
Administrator fees	756,231	1,028,273	1,009,000	741,000	681,190
Professional fees	976,629	549,755	705,034	751,701	558,322
Other fees	214,315	429,317	392,000	327,923	271,936

Total expenses	13,968,770	23,052,462	24,358,621	15,728,711	21,710,231

Net Investment Loss	(13,749,179)	(22,782,803)	(23,866,455)	(14,822,696)	(18,658,926)

Net Income (Loss)	$(30,831,220)	$(17,192,390)	$8,330,442	$(20,910,094)	$36,395,353

(1)
Includes the Partnership's proportionate share of income and expenses from its investment in Non-Consolidated LLCs.

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Partnership Net Asset Value	$261,662,968	$395,809,966	$375,395,713	$275,762,918	$228,085,926
Net Asset Value per Series F Unit	$230.67	$252.87	$264.28	$259.29	$282.49

Net Asset Value per Series A Unit	$0.9551	$1.0487	$1.0968	$1.0775	$1.1742

Net Asset Value per Series G Unit	$0.9991	$1.0952	$1.1446	$1.1230	$1.2234

Net Asset Value per Series I Unit	$1.1835	$1.2586	$1.2798	$1.2255	$1.2972

 MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	$243.08	$256.88	$256.37	$249.33	$250.65	$257.60	$248.81	$243.18	$252.09	$273.51	$280.29	$282.49
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56	$262.19	$267.47	$259.29
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01	$250.37	$256.70	$259.92	$263.54	$254.84	$264.28
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97	$258.98	$259.84	$262.35	$251.94	$252.67	$252.87
2012	$251.39	$249.47	$242.48	$242.36	$252.68	$242.35	$248.75	$244.19	$239.40	$232.39	$231.14	$230.67

BLACKROCK GLOBAL HORIZONS I L.P., SERIES A
December 31, 2012

Type of fund: Multi-advisor; privately-placed
Inception of Trading: February 2004
 Aggregate subscriptions: $620,795,473
 Current capital: $220,539,487
 Worst Monthly Drawdown: (4.09)% (6/12)
 Worst Peak-to-Valley Drawdown: (19.12)% (1/09-12/12)
 Net Asset Value per Series A, December 31, 2012: $0.9551

Monthly Rates of Return

Month	2012	2011	2010	2009	2008
January	(0.67)%	(0.81)%	(2.50)%	0.55%	2.93%
February	(0.77)	0.50	0.25	(0.36)	5.67
March	(2.75)	(1.33)	1.52	(3.70)	(0.21)
April	(0.06)	3.17	(0.67)	(2.89)	(2.74)
May	4.13	(3.76)	(1.52)	1.43	0.52
June	(4.09)	(2.77)	0.53	(2.21)	2.76
July	2.65	3.16	(1.05)	(0.03)	(3.41)
August	(1.83)	0.24	2.53	0.17	(2.26)
September	(1.97)	0.93	1.26	1.37	3.63
October	(2.93)	(3.85)	1.27	(1.63)	8.41
November	(0.54)	0.20	(3.18)	2.01	2.42
December	(0.20)	0.13	3.57	(3.07)	0.81
Compound Annual Rate of Return	(8.93)%	(4.39)%	1.79%	(8.23)%	19.41%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES F
December 31, 2012

Type of fund: Multi-advisor; privately-placed
Inception of Trading: January 1994
 Aggregate subscriptions: $323,437,041
 Current capital: $17,551,923
 Worst Monthly Drawdown: (4.09)% (6/12)
 Worst Peak-to-Valley Drawdown: (18.79)% (1/09-12/12)
 Net Asset Value per Series F (original unit), December 31, 2012: $230.67

Monthly Rates of Return

Month	2012	2011	2010	2009	2008
January	(0.59)%	(0.81)%	(2.50)%	0.55%	2.92%
February	(0.76)	0.54	0.25	(0.36)	5.68
March	(2.80)	(1.37)	1.51	(3.70)	(0.20)
April	(0.05)	3.29	(0.67)	(2.88)	(2.74)
May	4.26	(3.84)	(1.51)	1.44	0.53
June	(4.09)	(2.79)	0.53	(2.22)	2.78
July	2.64	3.19	(1.04)	(0.03)	(3.41)
August	(1.83)	0.33	2.53	0.17	(2.26)
September	(1.96)	0.97	1.25	1.38	3.67
October	(2.93)	(3.97)	1.39	(1.64)	8.49
November	(0.54)	0.29	(3.30)	2.01	2.48
December	(0.20)	0.08	3.70	(3.06)	0.78
Compound Annual Rate of Return	(8.78)%	(4.32)%	1.92%	(8.21)%	19.60%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES G
December 31, 2012

Type of fund: Multi-advisor; privately-placed
Inception of Trading: January 2007
 Aggregate subscriptions: $44,503,111
 Current capital: $21,236,500
 Worst Monthly Drawdown: (4.08)% (6/12)
 Worst Peak-to-Valley Drawdown: (18.78)% (1/09-12/12)
 Net Asset Value per Series G, December 31, 2012: $0.9991

Monthly Rates of Return

Month	2012	2011	2010	2009	2008
January	(0.58)%	(0.81)%	(2.50)%	0.56%	2.92%
February	(0.76)	0.54	0.26	(0.37)	5.68
March	(2.80)	(1.37)	1.51	(3.70)	(0.20)
April	(0.05)	3.30	(0.67)	(2.88)	(2.74)
May	4.26	(3.84)	(1.52)	1.44	0.54
June	(4.08)	(2.79)	0.53	(2.22)	2.78
July	2.64	3.18	(1.05)	(0.03)	(3.42)
August	(1.84)	0.34	2.54	0.18	(2.26)
September	(1.96)	0.97	1.25	1.37	3.67
October	(2.93)	(3.98)	1.39	(1.64)	8.51
November	(0.54)	0.30	(3.30)	2.02	2.48
December	(0.20)	0.07	3.71	(3.06)	0.78
Compound Annual Rate of Return	(8.77)%	(4.32)%	1.92%	(8.20)%	19.66%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES I
December 31, 2012

Type of fund: Multi-advisor; privately-placed
Inception of Trading: March 2004
 Aggregate subscriptions: $12,820,004
 Current capital: $2,335,058
 Worst Monthly Drawdown: (3.83)% (6/12)
 Worst Peak-to-Valley Drawdown: (9.62)% (4/11-12/12)
 Net Asset Value per Series I, December 31, 2012: $1.1835

Monthly Rates of Return

Month	2012	2011	2010	2009	2008
January	(0.41)%	(0.62)%	(2.24)%	0.78%	3.14%
February	(0.50)	0.66	0.50	(0.08)	5.92
March	(2.49)	(1.00)	1.67	(3.42)	0.01
April	0.20	3.33	(0.44)	(2.66)	(2.51)
May	4.42	(3.47)	(1.26)	1.61	0.77
June	(3.83)	(2.43)	0.74	(1.97)	3.01
July	2.92	3.31	(0.76)	0.22	(3.17)
August	(1.57)	0.51	2.67	0.39	(2.02)
September	(1.70)	1.16	1.42	1.60	4.15
October	(2.67)	(3.62)	1.43	(1.42)	8.77
November	(0.27)	0.41	(2.79)	2.29	2.70
December	0.07	0.38	3.61	(2.80)	1.05
Compound Annual Rate of Return	(5.97)%	(1.66)%	4.43%	(5.53)%	23.30%

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

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

  Operational Overview; Trading Advisor Selections and Summary

        The Partnership's results of operations depend on BRIM's ability to select Trading Advisors and the Trading Advisors' ability to trade profitably. BRIM's selection procedures, as well as the Trading Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

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

        BRIM attempts to control credit risk in the Partnership's futures, forwards and options trading by clearing trading through MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities and State Street. MLPF&S, Newedge USA, JPMS, UBS Securities and State Street act as a clearing broker or counterparty to the Partnership's trades; they do not advise with respect to, or direct, any such trading.

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

        Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at December 31, 2012, 2011 and 2010, which includes the Partnership's proportionate share of the operations of its investments in the Non-Consolidated LLCs, which includes income and expenses.

2012 Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Boronia Capital PTY Ltd	$254,376	$(332,189)	$(372,398)	$(450,211)
Capital Fund Management S.A.	(3,459,927)	(273,537)	(154,968)	(3,888,432)
Crabel Capital Management LLC	(1,141,382)	316,279	(227,771)	(1,052,874)
G Capital Fund Management LLC	3,224,117	(20,864)	(84,056)	3,119,197
Higgs Capital Management LLP	(64,514)	87,104	(20,734)	1,856
Mapleridge Capital Corporation	347,453	(82,584)	(43,947)	220,922
Ortus Capital Management Ltd.	(2,562,296)	(2,600,366)	—	(5,162,662)
Solaise Capital Management LLP	1,079,360	(479,299)	(71,646)	528,415
Winton Capital Management Limited	(358,974)	(847,062)	(39,860)	(1,245,896)

Total	$(2,681,787)	$(4,232,518)	$(1,015,380)	$(7,929,685)

        The weighted average Management Fee rate of the Trading Advisors based on allocations as of December 31, 2012 was 1.48% and the weighted average incentive fee rate was 21%. The range of

Management Fees as of December 31, 2012 was 0% to 2% (annualized) and the range of incentive fees was 15% to 30%.

2011 Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Trading LP(1)	$745,369	$(1,978,167)	$(196,543)	$(1,429,341)
Blackwater Capital Management LLC(1)	5,841,825	(2,378,579)	(76,137)	3,387,109
Boronia Capital PTY Ltd	(1,855,529)	(799,103)	(609,275)	(3,263,907)
Cantab Capital Partners LLP(1)	5,649,176	(371,621)	(243,540)	5,034,015
Crabel Capital Management LLC	(3,593,497)	(761,560)	(347,601)	(4,702,658)
G Capital Fund Management LLC	2,300,398	412,668	(29,061)	2,684,005
Mapleridge Capital Corporation	(4,880,462)	146,419	(563,266)	(5,297,309)
NuWave Investment Management LLC(2)	2,964,319	773,900	(49,150)	3,689,069
Ortus Capital Management Ltd.	5,744,841	(2,358,178)	—	3,386,663
Quantitative Investment Management—Global Program(3)	(335,790)	(200,975)	(61,325)	(598,090)
Solaise Capital Management LLP	(2,498,745)	588,207	(26,354)	(1,936,892)
Winton Capital Management Limited	5,737,162	(623,155)	(45,370)	5,068,637

Total	$15,819,067	$(7,550,144)	$(2,247,622)	$6,021,301

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

2010 Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Capital Management	$2,565,556	$1,694,334	$(306,506)	$3,953,384
Boronia Capital PTY Ltd	3,202,376	502,651	(515,914)	3,189,113
Blackwater Capital Management LLC	2,960,399	1,889,566	(81,828)	4,768,137
Cantab Capital Partners LLP	979,192	1,187,528	(196,449)	1,970,271
Crabel Capital Management LLC	6,025,543	814,149	(376,009)	6,463,683
Mapleridge Capital Corporation	(4,942,528)	5,262	(996,000)	(5,933,266)
Nuwave Investment Corp	579,735	(776,608)	(49,136)	(246,009)
Ortus Capital Management Ltd	7,138,711	3,579,317	—	10,718,028
PIA Capital Management LP	(78,179)	(119,244)	(18,737)	(216,160)
Quantative Investment Management—Global Program	(203,212)	(155,965)	(88,802)	(448,079)
Winton Capital Management Limited	6,453,010	1,573,651	(48,866)	7,977,795

Total	$24,680,503	$10,194,641	$(2,678,247)	$32,196,897

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

  Performance Summary

  2012

Total Trading(1) Profit (Loss)
Agriculture	$(3,045,408)
Currencies	(10,066,572)
Energy	1,456,454
Interest Rates	5,947,858
Metals	(2,454,905)
Stock Indices	1,248,268

(6,914,305)
Brokerage Commissions/ Clearing Costs	(1,015,380)

$(7,929,685)

(1)
Excludes Change in value of investments of Non-Consolidated LLCs. Such Non-Consolidated LLCs performance summaries generally follow the same themes and trends discussed below.

        Investor optimism increased during 2012, as concerns plaguing the markets in late 2011 began to ease. Anxiety centered on the delicate financial situation in Europe waned on a number of fronts. European governments slowly worked toward an orderly resolution of Greece's debt problems and sought to reduce the potential for contagion across the European financial system through the Long-Term Refinancing Operation (LTRO) programs. Greece appeared to elect a government more tolerant of austerity provisions, further boosting the optimism. After a somewhat turbulent July, risk assets generally saw a rise in valuations over much of the second half of the year, fueled in part by actions from the European Central Bank ("ECB") and the U.S. Federal Reserve (the "Fed") to continue aggressive action to backstop their regional economies. Meanwhile, in Asia, Japanese markets surged at year-end, relieved by growth-oriented Liberal Democratic Party election wins. Nonetheless, weak economic data in Japanese industrial output, exports, and consumer prices all hinted at deflationary pressures, increasing calls on the Bank of Japan to weaken the yen and boost inflation targets.

        Fixed income strategies were generally beneficial for much of the year. Yield curve trades in the U.S. and Europe were prominent contributors as the market adjusted to activity by the ECB and the Fed, and as investors broadly became more willing to take market risk. Core long positions in flight-to-safety assets such as 10-year U.S. Treasuries, German bunds and long Gilts experienced robust gains in the first half of the year, reaching near-record prices as investors sought financial shelter from developments in Europe. Trading became more challenging later in the year as the U.S. macroeconomic environment became more volatile amid the U.S. election cycle and worries over the fiscal cliff. Late in the year, gains were offset somewhat by losses in the 10-year Japanese Government Bond, which moved on expectations of new inflation targets and future central bank easing.

        Partnership performance within the energy sector was generally mixed over the year, but typically detracted from results for many Trading Advisors. Early losses from falling Brent crude and WTI oil prices reversed as tensions in the Middle East grew over concerns of Iranian nuclear development, causing oil commodity prices to spike. Short natural gas positions added to early gains as prices continued to decline sharply over the quarter, breaking through their 52-week low at the end of March. Trading Advisor's adjusted their portfolios to a short orientation to oil near mid-year, which benefited from sharp drops in oil prices driven by news of a slowing global economy and building inventory levels. However, this short positioning worked against Trading Advisors later in the year as oil prices steadily climbed on improving economic sentiment and worries of supply disruptions during hurricane season in the Gulf of Mexico. As momentum models added to long oil exposures and short gas exposures in September, prices for both commodities again reversed, adding late quarter losses.

        Equity index activity was a contributor to Partnership performance over the year. For much of the year, positive investor sentiment drove appreciation in long exposures to major U.S. indices, with further contributions from positions in select European indices. Broadly speaking, global equity markets (as measure by the MSCI World Index) experienced slight losses in April, followed by a stronger sell-off in May, and a partial recovery in June in which long investors experienced most gains in the final few trading days. Late in the year though, Trading Advisors took some losses from their core U.S. positions, as U.S. indices struggled on poor corporate earnings. Asian markets were another story, however, as Trading Advisors often found themselves on the wrong side of exposure in Japanese, Hong Kong and Taiwanese markets. Nonetheless, gain from non-U.S. regions helped to pick up the slack, as Japanese equities rose to their highest level in seven months on expectations of political changes which is expected to lead to central bank easing, and as European equities rallied on progress in Greece and improving economic data.

        Metals exposure also offered mixed-to-negative results. Losses were predominantly attributed to long holdings in base metals, where momentum-based models faced a difficult environment. Worries over the impact of weaker global economic growth, particularly in regions such as Europe and China, were met with major stimulative actions by regional central banks, creating a volatile backdrop with numerous reversals over the course of the year, negatively impacting Partnership performance in many cases. Precious metals activity was generally positive. Early short positioning in gold started Trading Advisors on the wrong foot as gold prices drifted upwards in April. However, Trading Advisors were generally able to capture pricing trends in the metal at mid-year, before giving back some gains late in the year.

        Contributions from agriculture trading were also uneven throughout the year. Strategy losses were generally driven by grains exposure, such as wheat and corn. Prices for U.S.-focused crops appreciated as supplies for soybeans and corn looked to be constrained by extreme drought conditions that developed in the latter part of the quarter in select parts of South America and much of the U.S. Midwest. Unfortunately, some Trading Advisors were positioned short in corn at the time, encouraged by strong negative momentum in May from early U.S. Department of Agriculture (USDA) projections of outsized domestic inventories—positions that generated losses as crop conditions deteriorated in June. Trading Advisors increased their long exposure in response, and long positions in grains such as corn, wheat and soybeans appreciated as prices continued to rise amid drought conditions in the U.S. Midwest. As the third quarter progressed, however, momentum in agriculture prices stalled and then fell as the actual impact of the drought on global supply turned out to be less than most investors expected, driving losses and active reductions in exposure to the space. Agricultural prices generally continued to fall across most sectors amid rising global inventories late in the year.

        Foreign exchange activity was the strongest detractor for 2012, influenced in large part by reversals sparked by global central bank actions. The Australian dollar was an early detractor—long positions were accumulated after several steady weeks of strengthening of the Australian dollar on speculation that Australia's Reserve Bank would maintain one of the highest interest rates among developed countries. However, these positions declined in value as the currency was negatively impacted by high oil prices and signs of weak Chinese economic activity. Losses were also attributable in part to short Japanese yen exposures as the yen strengthened on news that the Bank of Japan refrained from further monetary actions to stimulate economic growth. Later in the year, as Trading Advisors increased their long exposure to the yen, it again reversed on expectations of central bank easing and an increasing influence of pro-growth political forces thought to seek to strategically weaken the yen. Finally, large short euro exposures, which benefited in May from a deteriorating outlook in Europe, later resulted in sharp losses after European leaders affirmatively acted to lower Spanish and Italian bond yields.

  Performance Summary

  2011

Total Trading(1) Profit (Loss)
Agriculture	$(7,313,048)
Currencies	(1,238,607)
Energy	(3,961,396)
Interest Rates	25,460,295
Metals	1,951,633
Stock Indices	(6,629,954)

8,268,923
Brokerage Commissions/ Clearing Costs	(2,247,622)

$6,021,301

(1)
Excludes Change in value of investments of Non-Consolidated LLCs. Such Non-Consolidated LLCs performance summaries generally follow the same themes and trends discussed below.

        The Partnership posted an overall net loss for 2011. The year was characterized by meaningful volatility and muted or negative returns in most asset classes, with the notable exception of select "safe haven" assets such as U.S. Treasuries. This volatility and rising correlations in markets cued flashbacks of 2008, further damaging investor confidence and discouraging risk-taking. Alternating cycles of "risk-on/risk-off" investor behavior was particularly prominent in the second half of the year, with "risk-off" assets generally coming out ahead.

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

        Managers active in fixed income began the year generally agnostic towards Treasury securities, but it soon became an active area of trading. Managers initially lost money on short exposures to 30-year

Treasuries and 10-year German bunds, but long exposures benefited in the second quarter as 10-year Treasury yields fell steadily from 3.47% to 3.18% as investors fled toward the safety of Treasury securities. Both USD and non-USD positions contributed to performance during the third quarter. While investors sought refuge from the uncertainty surrounding sovereign debt concerns and global monetary policy initiatives, long exposures to 5-year and 10-year Treasuries and 5-year and 10-year German bunds again contributed to performance through year-end, offset partly by losses from Eurodollar futures. While the start of the year was marked by USD-based positions, 2011 came to a close with non-USD positions as a more dominant theme in the portfolio.

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

        Agricultural holdings had a strong start to the year, but tapered off heading into April. Wheat prices experienced a 29-month high in late January and spot prices for corn rose above the $6.50 mark for the first time since July 2008. However, prices for both grains fell off in March, hurting momentum-based trades. Sugar prices also peaked in January and dropped substantially throughout the quarter, prompted by expanded production internationally, particularly in Thailand and an earlier-than-expected harvest in Brazil. During the second quarter, foot-and-mouth disease ravaged livestock supply in Asia, which led to an increased demand for imports, but falling demand and indications of increasing U.S. supply in April ultimately led to losses for managers holding long positions. The month of May saw a violent whipsaw in the grain markets, as the USDA's Grain Stocks and Acreage report surprised the market with higher-than-expected supply numbers. Poor crop conditions persisted during the third quarter, prompting reduced estimated grain yields and a bearish crop report from the USDA at quarter-end, which lifted prices. This generated early third quarter losses for managers, but late period gains as exposures gradually shifted to the long side.

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

        The energy sector was the worst performing sector for the Partnership. A commodity sell-off in crude oil and low volatility in natural gas prices created a difficult start to the year, leading many to short the sector. However, sharp reversals in crude oil prices frustrated a number of underlying managers. Oil prices and investor sentiment were on the rise in April, but a sharp reversal occurred in May upon concerns of curbed demand and growing stockpiles in the Eurozone and China, the world's second largest consumer of oil. Crude oil rallied in June as the U.S. dollar weakened, and natural gas prices gained ground on positive inventory data, however managers added to energy shorts following May's declines, hurting overall performance. Following losses in July, underlying managers generally repositioned by adding energy shorts, which subsequently profited from further price declines in August. However, many managers experienced significant losses as crude oil rallied nearly 7% due to an improving global growth outlook and faltering U.S. dollar. Gasoil, heating oil and natural gas trading further contributed to losses for the asset class. Energy trading continued to challenge managers toward year end as rallies in crude oil and heating oil were undermined by underlying managers' short exposures to the commodities. In particular, oil demand in China surged 26% in November to a record high of 9.3 million barrels per day as refineries increased processing rates to ease a diesel shortage. By December, underlying managers modified positioning and profited from rising crude oil prices, which hit two-year highs, rising to over $91 per barrel. Furthermore, refined oils experienced a strong finish to the year, led by rising gas oil prices, as cold temperatures boosted demand and decreased inventories.

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

  Performance Summary—Factors Affecting Interest Income and Expenses

        Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading. For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership' investments in Non-Consolidated LLCs. However, each Non-Consolidated LLC has similar interest and expense arrangements as the Partnership overall. The decreased level of interest rates in 2012 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 89% of its assets are earning interest. For the year ended December 31, 2012, the Partnership earned $219,591 in interest income, or approximately 0.06% of the Partnership's average month-end net assets. For the year ended December 31, 2011, the Partnership earned $269,659 in interest income, or approximately 0.07% of the Partnership's average month-end net assets. The average interest rates for the year ended December 31, 2012 was 0.09%. The average interest rates for the year ended December 31, 2011 was 0.07%.

        The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are lower as of December 31, 2012 when compared to the year ending December 31, 2011. For the year ended December 31, 2012, Distribution, Trading Advisors' management fees and Sponsor fees decreased approximately 40%, when compared to the year ended December 31, 2011. Profit Shares decreased for the year ending December 31, 2012, when compared to the year ending December 31, 2011 primarily due to the Partnership's lower profitability and also less profitable Trading Advisors.

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

  Liquidity; Capital Resources

        The Partnership may borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. Any borrowings would be at a prevailing short-term rate in the relevant currency. There have been no borrowings to date.

        A significant portion of the Partnership's assets are currently held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends. Inflation in commodity prices could also generate price movements.

        With respect to assets allocated primarily to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership should be able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices. This should permit a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership's positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Partnership will generally be made approximately ten days following the Redemption Date, although there can be no assurance as to the timing of such payments.

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

        There were no material commitments for capital expenditures as of December 31, 2012, the end of the most recent reporting period.

  Contractual Obligations, Commitments and Contingencies

        The Partnership has no applicable disclosure under this Item 7 regarding off-balance sheet arrangements and tabular disclosure of contractual obligations pursuant to Regulation S-K, Item 303(a)(4) and 303(a)(5), respectively, as the Partnership does not have any off balance sheet commitments that are likely to have a significant impact on its financial position or contractual obligations long term in nature. The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership's sole business is trading futures, forward and option contracts, both long and short. The Partnership may also engage in trading derivatives. The Partnership's financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) / market value of the Partnership's open futures, forward and option contracts at December 31, 2012. The Partnership does not engage in off-balance sheet arrangements with other entities and has not utilized, nor does it expect to utilize in the future, special purpose vehicles to facilitate off-balance-sheet financing arrangements and has no loan guarantee arrangements.

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

The Partnership's Trading Value at Risk in Different Market Sectors

        The measurement of the Partnership's Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership's margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership's disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years 2012 and 2011. During the fiscal year 2012, the Partnership's average capitalization, excluding the Partnership's investments in the Non-Consolidated LLCs was $209,589,658. During the fiscal year 2011 and 2010, the Partnership's average net assets were $391,184,526 and $333,087,033, respectively.

Fiscal Year 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$132,159	0.06%	$242,001	$25,771
Currencies	2,444,220	1.17%	3,879,866	1,121,989
Energy	179,201	0.08%	503,198	6,362
Interest Rates	16,376,083	7.81%	18,636,797	13,031,234
Metals	144,907	0.07%	340,467	15,683
Stock Indices	892,656	0.43%	1,660,028	271,099

TOTAL	$20,169,226	9.62%	$25,262,357	$14,472,138

Fiscal Year 2011

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$575,010	0.15%	$1,807,484	$2,373
Currencies	8,164,447	2.09%	17,343,450	2,967,706
Energy	437,530	0.11%	1,416,199	4,658
Interest Rates	18,169,081	4.64%	24,865,187	9,498,555
Metals	493,207	0.13%	1,557,649	31,481
Stock Indices	1,144,008	0.29%	3,537,936	33,990

TOTAL	$28,983,283	7.41%	$50,527,905	$12,538,763

Fiscal Year 2010

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$456,032	0.14%	$1,266,795	$29,022
Currencies	6,068,562	1.82%	9,492,705	3,436,968
Energy	381,152	0.12%	865,827	84,829
Interest Rates	15,922,922	4.78%	26,554,020	8,096,074
Metals	473,974	0.14%	832,044	49,564
Stock Indices	1,264,308	0.38%	2,897,474	17,393

TOTAL	$24,566,950	7.38%	$41,908,865	$11,713,850

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

Non-Trading Risk

        Foreign Currency Balances;Cash on Deposit with MLPF&S, Newedge USA, JPMS ,MS&Co.,UBS Securities, State Street and The Bank of New York Mellon.

        The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial. The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back to U.S. dollars on a periodic basis.

        The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, State Street or The Bank of New York Mellon. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is generally insignificant.

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

        The following were the primary trading risk exposures of the Partnership as of December 31, 2012, by market sector:

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

  Stock Indices

        The Partnership has significant equity exposure to G-7 equity index price movements, although as of December 31, 2012, the Partnership's primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

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

  Agriculture Commodities

        The Partnership's primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2012. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

  Energy

        The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

        The following were the non-trading risk exposures of the Partnership as of December 31, 2012.

  Foreign Currency Balances

        The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Partnership has minimal exchange rate exposure on these balances.

  U.S. Dollar Balances

        The Partnership holds its U.S. dollars in cash at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, State Street and The Bank of New York Mellon. The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S or Newedge USA, JPMS, MS&Co., UBS Securities, State Street in that declining interest rates would cause the income from such cash to decline.

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

        The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities and State Street in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. BRIM does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, State Street and The Bank of New York Mellon.

Item 8:    Consolidated Financial Statements and Supplementary Data

        Consolidated financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2012, 2011 and 2010, are included as Exhibit 13.01 to this report.

        The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011. This information has not been audited.

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Total Income (Loss)	$(7,799,988)	$(72,203)	$3,468,940	$(12,459,199)	$(10,722,244)	$24,118,325	$(7,474,584)	$(61,425)
Total Expenses	3,122,931	3,323,973	3,698,383	3,823,483	3,278,388	7,426,022	6,077,381	6,270,671

Net Income (Loss)	$(10,922,919)	$(3,396,176)	$(229,443)	$(16,282,682)	$(14,000,632)	$16,692,303	$(13,551,965)	$(6,332,096)

Net Income (Loss) per Series A Unit	$(0.0370)	$(0.0104)	$(0.0009)	$(0.0432)	$(0.0369)	$0.0454	$(0.0378)	$(0.0181)
Net Income (Loss) per Series F Unit	$(8.80)	$(2.79)	$0.13	$(10.34)	$(9.52)	$11.41	$(8.90)	$(4.31)
Net Income (Loss) per Series G Unit	$(0.0381)	$(0.0121)	$0.0000	$(0.0448)	$(0.0415)	$0.0496	$(0.0385)	$(0.0187)
Net Income (Loss) per Series I Unit	$(0.0352)	$(0.0073)	$0.0103	$(0.0427)	$(0.0370)	$0.0624	$(0.0362)	$(0.0123)
Weighted average units Series A	252,136,637	278,403,557	303,708,654	327,717,234	324,770,222	312,831,615	307,193,411	297,988,615
Weighted average units Series F	78,737	81,258	86,373	90,659	92,337	93,433	94,738	96,347
Weighted average units Series G	21,896,186	22,621,697	23,497,617	24,305,942	25,041,655	25,494,239	26,297,047	26,951,719
Weighted average units Series I	2,000,105	1,926,284	1,996,632	2,152,850	2,686,980	2,730,581	2,654,107	2,574,311

The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A:    Controls and Procedures

Evaluation of Disclosure and Procedures

        The General Partner, with the participation of the Partnership's President as principal executive officer of the Partnership ("President") and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the General Partner's internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

        No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control over financial reporting is a process designed under the supervision of the Partnership's President and Chief Financial Officer and effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

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

        The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting at December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework".

        Based on its assessment, the Partnership's management concluded that, at December 31, 2012, the Partnership's internal control over financial reporting was effective.

        This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        10(a) and 10(b)  Identification of Directors and Executive Officers:

        The Partnership is managed by BlackRock. Trading decisions are made by the Trading Advisors on behalf of the Partnership. BlackRock promotes the Partnership and is its controlling persons.

        The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2012, and their respective business backgrounds are as follows.

Edward Rzeszowski	President of the Partnership (Age 41)
Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 55)

        Edward Rzeszowski is the President of the General Partner, a Managing Director of BlackRock, a listed principal of the General Partner since February 9, 2004 and a member of the Absolute Return Strategies ("ARS") Manager Research group within BAA. His responsibilities include evaluating potential hedge fund managers and monitoring existing managers with a focus on managed futures, macro funds and statistical arbitrage. He began this position in September 2006. Previously, Mr. Rzeszowski was a Director with Merrill Lynch's fund of funds team. In this role, he was responsible for the selection and analysis of hedge funds with a focus on managed futures, macro funds and statistical arbitrage, and served as senior hedge fund analyst and Portfolio Manager for the Merrill Lynch Global Horizons I L.P. From September 2000 to September 2006, Mr. Rzeszowski was a Senior Quantitative Analyst for the Merrill Lynch fund of funds team, responsible for risk management of the managed futures product line. He became employed with Merrill Lynch in 1995 and has held various positions in the finance department of certain Merrill Lynch asset management subsidiaries. His additional previous work experience includes OMR Systems Corporation (a financial investments service company) from September 1993 to September 1995, where he was responsible for the consolidation of managed futures risks. Mr. Rzeszowski earned a Bachelor of Arts degree in economics and finance from the University of Pittsburgh.

        Michael L. Pungello is Chief Financial Officer of the General Partner, a Managing Director of BRIM and a listed principal of the General Partner since November 22, 2006. Mr. Pungello was previously the Chief Financial Officer of Merrill Lynch Alternative Investments LLC ("MLAI"). He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

        As of December 31, 2012, BRIM's general partner interest in the Partnership was valued at $3,636,703.

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

        (c)   Security Ownership of Management:

          As of December 31, 2012, BRIM holdings were $3,636,703 of Series A, F, G & I Units, which was approximately 1% of the December 31, 2012 net asset value.

        (d)   Changes in Control:

          None.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

        (a)   Transactions with Related Persons, Promoters and Certain Control Persons

          In 2012, the Partnership expensed: (i) Sponsor fees of $4,241,010 to BRIM; (ii) Distribution fees of $10,096,585 to BRIM. This includes expenses from Non-Consolidated LLCs. In addition, BRIM may have derived certain economic benefits from possession of the Partnership's assets.

          See Item 1(c), "Narrative Description of Business—Charges" and "—Description of Current Charges" for a discussion of other business dealings between BRIM affiliates and the Partnership.

          The Partnership is prohibited from making any loans, to management or otherwise.

        (b)   Review, Approval or Ratification of Transactions with Related Persons:

          All of the service providers to the Partnership, other than the Trading Advisors, Merrill Lynch; Newedge USA, State Street, JPMS, MS&Co., UBS Securities and SS&C, are affiliates of BRIM. BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares. However, none of the fees paid by the Partnership to any BRIM party were negotiated, and they are likely higher than those that may have been obtained in arm's-length bargaining. SS&C provides administrative services to the Partnership and is paid by the Partnership. BNY Mellon is the Transfer Agent of the Partnership and is paid by the Partnership.

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

Item 14:    Principal Accounting Fees and Services

        1)    Audit Fees

          Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's consolidated financial statements and the audits of the Non-Consolidated LLCs as of and for the year ended December 31, 2012 were $283,000. Aggregate fees for these services for the year ended December 31, 2011 were $242,500.

        2)    Audit-Related Fees

          There were no other audit-related fees for the years ended December 31, 2012 or 2011 related to the Partnership.

        3)    Tax Fees

          Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership's tax returns for the year ended

  December 31, 2012 are estimated to be $229,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2011 were $300,000.

        4)    All Other Fees

          No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2012 or 2011 for any other professional services in relation to the Partnership.

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
3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.
Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant's Registration Statement.
3.01(ii)	Ninth Amended and Restated Limited Partnership Agreement of the Partnership.
Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration Statement (as Exhibit A).
3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.
Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.
3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Designation	Description
Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant's report Form 10-K for the year ended December 31, 2004.
10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.
Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.
10.01(e):	Advisory Agreement between the Partnership, BRIM and Gleneagles Global Horizons, LLC, dated December 14, 2010*
Exhibit 10.01(e):	Is filed herewith.
10.01(f):	Advisory Agreement between Alamo Global Horizons, LLC, BRIM and Abraham Trading Co., dated March 29, 2010.*
Exhibit 10.01(f):	Is incorporated herein by reference from Exhibit 10.01(f) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(g):	Advisory Agreement between BRIM, Boolean Global Horizons, LLC, and Boronia Capital Pty Ltd dated, March 26, 2010.*
Exhibit 10.01(g):	Is incorporated herein by reference from Exhibit 10.01(g) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(h):	Advisory Agreement between Breakout Global Horizons, LLC, BRIM and Blackwater Capital Management, LLC, dated March 23, 2010.*
Exhibit 10.01(h):	Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(i):	Advisory Agreement between BRIM, Cambridge Global Horizons, LLC, and Cantab Capital Partners LLP, dated March 25, 2010.*
Exhibit 10.01(i):	Is incorporated herein by reference from Exhibit 10.01(i) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(j):	Advisory Agreement between the BRIM, Colby Global Horizons, LLC, and Crabel Capital Management, LLC, dated March 30, 2010.*
Exhibit 10.01(j):	Is incorporated herein by reference from Exhibit 10.01(j) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(k):	Advisory Agreement between BRIM, Mapleleaf Global Horizons, LLC and Mapleridge Capital Corporation, dated March 25, 2010.*
Exhibit 10.01(k):	Is incorporated herein by reference from Exhibit 10.01(k) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(l):	Advisory Agreement between BRIM, Nets Global Horizons, LLC and Nuwave Investment Management LLC, dated March 25, 2010.*
Exhibit 10.01(l):	Is incorporated herein by reference from Exhibit 10.01(l) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(m):	Advisory Agreement between BRIM, Orion Global Horizons, LLC and Ortus Capital Management Limited, dated March 26, 2010.*

Designation	Description
Exhibit 10.01(m):	Is incorporated herein by reference from Exhibit 10.01(m) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(n):	Advisory Agreement between Quantum Global Horizons, LLC, BRIM and Quantitative Investment Management, LLC, dated March 25, 2010.*
Exhibit 10.01(n):	Is incorporated herein by reference from Exhibit 10.01(n) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(o):	Advisory Agreement between the BRIM, Warrior Global Horizons, LLC and Winton Capital Management Limited, dated March 29, 2010.*
Exhibit 10.01(o):	Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(p):	Advisory Agreement between the Partnership, BRIM and Surya Global Horizons, LLC, dated August 1, 2011*
Exhibit 10.01(p):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended September 30, 2011.
10.01(q):	Advisory Agreement between Chaminox Global Horizons, LLC, BRIM and Capital Fund Management S.A. dated December 28, 2011*
Exhibit 10.01(q):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-K for the year ended December 31, 2011.
10.01(r):	Advisory Agreement between Highgate Global Horizons, LLC, BRIM and Higgs Capital Management, LLP. dated October 12, 2012*
Exhibit 10.01(r):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended September 30, 2012.
10.02	Form of Consulting Agreement between each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.
Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.
10.03	Form of Customer Agreement between the Partnership and MLPF&S or Newedge USA.
Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.
10.05	Form of Subscription Agreement and Power of Attorney.
Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement (as Exhibit D).
10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.
Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.

Designation	Description
10.07	Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.
Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.
13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.
Exhibit 13.01:	Is filed herewith.
13.01(a)	Alamo Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(a):	Is filed herewith.
13.01(b)	Breakout Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(b):	Is filed herewith.
13.01(c)	Cambridge Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(c):	Is filed herewith.
13.01(d)	Nets Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(d):	Is filed herewith.
13.01(e)	Quantum Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(e):	Is filed herewith.
21.01	Subsidiaries of Registrant
Exhibit 21.01	Is filed herewith.
28.01	Prospectus of the Partnership dated December 6, 1995.
Exhibit 28.01:
Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-88994) on Form S-1, effective December 6, 1995).
31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 31.01 and 31.02:	Are filed herewith.
Exhibit 32.01 and 32.02	Section 1350 Certifications
Exhibit 32.01 and 32.02:	Are filed herewith.

Designation	Description
Exhibit 101	Interactive Date Files of Financial Statements and Notes contained in this Annual Report on Form 10-K furnished pursuant to Rule 405 of Regulation S-T. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
Exhibit 102
The financial information from the Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL), include; (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24.b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2013.

BLACKROCK GLOBAL HORIZONS I L.P.
By:	BLACKROCK INVESTMENT MANAGEMENT, LLC General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2013	By	/s/ EDWARD RZESZOWSKI Edward Rzeszowski President (Principal Executive Officer)
Date: March 22, 2013	By	/s/ MICHAEL L. PUNGELLO Michael L. Pungello Chief Financial Officer (Chief Financial Officer)

BLACKROCK GLOBAL HORIZONS I L.P.

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit
Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm
Exhibit 13.01(a)	Alamo Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(b)	Breakout Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(c)	Cambridge Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(d)	Nets Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 13.01(e)	Quantum Global Horizons, LLC 2012 Annual Report and Independent Auditors' Report
Exhibit 21.01	Subsidiaries of Registrant
Exhibit 31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.01 and 32.02	Sections 1350 Certifications
Exhibit 101
Interactive Date Files of Financial Statements and Notes contained in this Annual Report on Form 10-K furnished pursuant to Rule 405 of Regulation S-T. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
Exhibit 102
The financial information from the Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL), include (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24 b-2. Such redacted portions have been marked with an asterisk.