Form 10-Q
period 2013-03-31
BlackRock Global Horizons I L.P.
filed 2013-05-10
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR March 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$114,808,491	$117,403,824
Equity in commodity futures trading accounts:
Cash (restricted cash $14,519,352 and $17,940,020)	53,951,925	58,538,589
Net unrealized profit / market value on open contracts / options (See note 4)	1,701,265	1,341,535
Investments in Non-Consolidated LLCs (cost $76,494,155 and $108,415,115) (See note 4)	73,338,597	99,262,759
Due from Non-Consolidated LLCs	2,410,811	6,049,277
Accrued interest and other assets	9,723	15,083

TOTAL ASSETS	$246,220,812	$282,611,067

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options (See note 4)	$549,625	$3,026,653
Redemptions payable	7,691,312	14,623,211
Profit Shares payable	18,093	833,392
Distribution fees payable	574,085	688,763
Trading Advisors’ management fees payable	283,709	347,141
Sponsor fees payable	242,192	290,296
Administrator fees payable	236,274	228,421
Professional fees payable	906,900	762,458
Other fees payable	146,289	147,764

Total liabilities	10,648,479	20,948,099

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,355,287 Units)	3,580,883	3,636,703
Limited Partners (228,520,896 and 250,849,166 Units)	231,991,450	258,026,265

Total partners’ capital	235,572,333	261,662,968

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$246,220,812	$282,611,067

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
TRADING PROFITS (LOSSES):

Realized	$(414,883)	$(694,571)
Change in unrealized	2,734,834	(2,804,583)
Change in value of investments in Non-Consolidated LLCs (2)	(3,479,745)	(8,705,914)
Brokerage commissions and clearing costs	(145,234)	(313,758)

Total trading profits (losses)	(1,305,028)	(12,518,826)

INVESTMENT INCOME:
Interest	32,551	59,627

EXPENSES:
Distribution fees	1,185,834	1,702,782
Trading Advisors’ management fees	611,553	785,472
Sponsor fees	498,833	714,976
Administrator fees	147,299	206,454
Professional fees	132,130	206,133
Profit Shares	54,190	140,332
Other fees	37,479	67,334
Total expenses	2,667,318	3,823,483

NET INVESTMENT LOSS	(2,634,767)	(3,763,856)

NET INCOME / (LOSS)	$(3,939,795)	$(16,282,682)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	223,756,617	327,717,234
Series F	74,805	90,659
Series G	20,908,396	24,305,942
Series I	1,922,531	2,152,850

Net income / (loss) per weighted average General
Partner and Limited Partner Unit
Series A	$(0.0149)	$(0.0432)
Series F	$(3.59)	$(10.34)
Series G	$(0.0155)	$(0.0448)
Series I	$(0.0091)	$(0.0427)

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month periods ended March 31, 2013 and 2012 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of the operations of its investments in the Non-Consolidated

LLCs, which includes income and expenses.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	353,862,903	$3,836,207	$391,973,759	$395,809,966

Additions	10,189,819	150,000	10,468,348	10,618,348

Net income / (loss)	—	(162,613)	(16,120,069)	(16,282,682)

Redemptions	(21,360,446)	—	(22,756,306)	(22,756,306)

PARTNERS’ CAPITAL, March 31, 2012	342,692,276	$3,823,594	$363,565,732	$367,389,326

PARTNERS’ CAPITAL, December 31, 2012	254,204,453	$3,636,703	$258,026,265	$261,662,968

Additions	2,071,166	—	1,965,986	1,965,986

Net income / (loss)	—	(55,820)	(3,883,975)	(3,939,795)

Redemptions	(24,399,436)	—	(24,116,826)	(24,116,826)

PARTNERS’ CAPITAL, March 31, 2013	231,876,183	$3,580,883	$231,991,450	$235,572,333

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$0.9551	$230.67	$0.9991	$1.1835

Realized trading losses	(0.0015)	(0.37)	(0.0016)	(0.0019)
Change in unrealized trading profits	0.0102	2.46	0.0107	0.0126
Change in value of investments in Non-Consolidated LLCs (3)	(0.0131)	(3.16)	(0.0137)	(0.0129)
Interest	0.0001	0.03	0.0001	0.0002
Expenses	(0.0106)	(2.56)	(0.0111)	(0.0072)

Net asset value, end of period	$0.9402	$227.07	$0.9835	$1.1743

Total Return: (3)

Total return (before Profit Shares)	-1.54%	-1.54%	-1.54%	-0.76%
Profit Shares	-0.02%	-0.02%	-0.02%	-0.02%
Total return	-1.56%	-1.56%	-1.56%	-0.78%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	4.38%	4.38%	4.38%	2.33%
Profit Shares	0.02%	0.02%	0.02%	0.02%
Expenses	4.40%	4.40%	4.40%	2.35%

Net investment loss	-4.35%	-4.35%	-4.35%	-2.30%

(1) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Consolidated Statement of Operations.

(2) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

(3) Includes the Partnership’s proportionate share of the operations of its investments in the Non-Consolidated

LLCs, which includes income and expenses.

(4) Excludes the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, Series F & Series G would be 6.79%, 0.02%, 6.81% and (6.77)%, respectively; for Series I would be 3.60%, 0.02%, 3.62% and (3.59)%, respectively.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of BlackRock Global Horizons I L.P. (the “Partnership”) and its wholly owned subsidiaries.

The interim financial information at March 31, 2013 and 2012, and for the periods ended March 31, 2013 and 2012 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, October 1, 2011 and November 1, 2011, other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the Partnership’s interest in such Non-Consolidated LLCs were presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.  The General Partner terminated the advisory agreement with the Trading Advisor for Nets Global Horizons, LLC on February 22, 2013 and paid all proceeds to its members in March.

The Bank of New York Mellon provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), UBS Securities LLC (“UBS Securities”) and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“State Street”). As of March 31, 2013, there were no assets held in any Portfolio Funds.

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

The value of Investments in Non-Consolidated LLCs is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLCs plus any other assets and less any other liabilities held by the Non-Consolidated LLCs, which represents the net asset value of the Non-Consolidated LLC. The Non-Consolidated LLCs’ valuation policy is the same as that of the Partnership discussed above. Changes in the value of investments in Non-Consolidated LLCs are reflected in the Consolidated Statements of Operations as Change in value of Investments in Non-Consolidated LLCs, and includes the Partnership’s proportionate share of the operations of its investments in the Non-Consolidated LLCs, which includes income and expenses.

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, MS&Co, UBS Securities, UBS AG (“UBS”), HSBC Bank PLC (“HSBC”) and State Street each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, MS&Co. and UBS Securities (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, MS&Co. and UBS Securities, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in Net unrealized profit / market value on open contracts / options; net payables are included in the Consolidated Statements of Financial

Condition under Liabilities in Net unrealized loss / market value on open contracts / options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.              PARTNERS’ CAPITAL

At March 31, 2013 and December 31, 2012, the Net Asset Values of the different Series of Units were:

March 31, 2013	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$197,076,346	209,606,463	$0.9402
Series F	16,305,618	71,808	$227.07
Series G	19,984,300	20,319,328	$0.9835
Series I	2,206,069	1,878,584	$1.1743
Total Partners’ Capital	$235,572,333	231,876,183

December 31, 2012	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$220,539,487	230,899,814	$0.9551
Series F	17,551,923	76,090	$230.67
Series G	21,236,500	21,255,467	$0.9991
Series I	2,335,058	1,973,082	$1.1835
Total Partners’ Capital	$261,662,968	254,204,453

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

There were no Level 3 assets held at March 31, 2013, December 31, 2012 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of March 31, 2013 and December 31, 2012.

		Fair Value at Reporting Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$114,808,491	$114,808,491	$—
Investments in Non-Consolidated LLCs	73,338,597	—	73,338,597
Futures (1)	901,252	901,252	—
Forwards (1)	109,406	—	109,406
Options (1)	140,982	261,125	(120,143)
	$189,298,728	$115,970,868	$73,327,860

Description	December 31, 2012
Cash Equivalents	$117,403,824	$117,403,824	$—
Investments in Non-Consolidated LLCs	99,262,759	—	99,262,759
Futures (1)	416,804	416,804	—
Forwards (1)	(2,072,428)	—	(2,072,428)
Options (1)	(29,494)	132,601	(162,095)
	$214,981,465	$117,953,229	$97,028,236

(1) See the Condensed Consolidated Schedules of Investments in Note 4 for the values in each commodity industry sector within this table.

ASC 820 permits as a practical expedient, the Partnership to measure the fair value of its investments in the Non-Consolidated LLCs on the basis of the net asset value per unit of such investment or the equivalent if the net asset value per share of such investments (or the monetary equivalent) is calculated in a manner consistent with the measurement principles of the Audit and Accounting Guide as of the Partnership’s reporting date. The fair value of the investments in Non-Consolidated LLCs is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLC, plus any other assets and less any other liabilities held by the Non-Consolidated LLCs which approximates the net asset value per unit.  In accordance with ASC 820, investments in Non-Consolidated LLCs have been considered Level 2 in the fair value hierarchy as the Partnership has the ability to increase or decrease its ownership in the Non-Consolidated LLC on the measurement date.

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and non-consolidated LLCs, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at March 31, 2013, organized by market sector:

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

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Consolidated Statements of Financial Condition and instruments and transactions that are subject to an agreement similar to a master netting agreement as well as amounts related to margin, reflected as financial collateral (including cash collateral), held at clearing brokers and counterparties.  Margin reflected in the collateral tables reflect margin up to an amount of 100% of the net amount of unrealized loss for the respective counterparty.  Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the collateral tables.  The master netting agreements allow the clearing brokers to net any collateral held in or on behalf of the Partnership or liabilities or payment obligations of the clearing brokers to the Partnership against any liabilities or payment obligations of the Partnership to the clearing brokers.  The Partnership is required to deposit financial collateral (including cash collateral) at the clearing brokers and counterparties to continually meet the original and maintenance requirements established by the clearing brokers and counterparties.  Such requirements are specific to the respective clearing broker or counterparty.

As of 3/31/2013

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Position	of Financial Position
Futures
Agriculture	$510,548	$384,846	$125,702
Currencies	—	—	—
Energy	459,194	175,304	283,890
Interest rates	754,231	195,727	558,504
Metals	2,394,983	2,262,356	132,627
Stock indices	353,429	270,064	83,365
Subtotal	4,472,385	3,288,297	1,184,088

Forwards
Currencies	1,649,882	1,540,476	109,406
Subtotal	1,649,882	1,540,476	109,406

Options
Agriculture	357,399	—	357,399
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Metals	300,340	148,120	152,220
Stock indices	—	—	—
Subtotal	657,739	148,120	509,619

Total Derivatives subject to a master netting or similar arrangement	6,780,006	4,976,893	1,803,113

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$6,780,006	$4,976,893	$1,803,113

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Position	of Financial Position
Futures
Agriculture	$—	$—	$—
Currencies	499,671	216,835	282,836
Energy	—	—	—
Interest rates	—	—	—
Metals	—	—	—
Stock indices	—	—	—
Subtotal	499,671	216,835	282,836

Forwards
Currencies	—	—	—
Subtotal	—	—	—

Options
Agriculture	—	—	—
Currencies	196,067	96,075	99,992
Energy	51,220	5,850	45,370
Interest rates	146,444	45,856	100,588
Metals	—	—	—
Stock indices	122,687	—	122,687
Subtotal	516,418	147,781	368,637

Total Derivatives subject to a master netting or similar arrangement	1,016,089	364,616	651,473

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$1,016,089	$364,616	$651,473

As of 12/31/2012

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Position	of Financial Position
Futures
Agriculture	$—	$—	$—
Currencies	718,875	494,614	224,261
Energy	574,348	413,383	160,965
Interest rates	562,168	292,476	269,692
Metals	—	—	—
Stock indices	677,507	329,033	348,474
Subtotal	2,532,898	1,529,506	1,003,392

Forwards
Currencies	—	—	—
Subtotal	—	—	—

Options
Agriculture	—	—	—
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Metals	254,000	—	254,000
Stock indices	75,350	68,200	7,150
Subtotal	329,350	68,200	261,150

Total Derivatives subject to a master netting or similar arrangement	2,862,248	1,597,706	1,264,542

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$2,862,248	$1,597,706	$1,264,542

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Position	of Financial Position
Futures
Agriculture	$258,132	$168,568	$89,564
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Metals	2,900,138	2,403,115	497,023
Stock indices	—	—	—
Subtotal	3,158,270	2,571,683	586,587

Forwards
Currencies	3,032,317	959,887	2,072,430
Subtotal	3,032,317	959,887	2,072,430

Options
Agriculture	—	—	—
Currencies	203,826	2,200	201,626
Energy	32,670	4,840	27,830
Interest rates	108,625	47,438	61,187
Metals	—	—	—
Stock indices	—	—	—
Subtotal	345,121	54,478	290,643

Total Derivatives subject to a master netting or similar arrangement	6,535,708	3,586,048	2,949,660

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$6,535,708	$3,586,048	$2,949,660

As of 3/31/2013

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Received	Amount

Counterparty A	$577,073	$—	$—
Counterparty B	214,191	—	—
Counterparty C	—	—	—
Counterparty D	645,945	—	—
Counterparty E	53,755	—	—
Counterparty F	—	—	—
Counterparty G	33,665	—	—
	$1,524,629	$—	$—

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Pledged	Amount
Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	256,796	256,796	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	116,193	116,193	—
Counterparty G	—	—	—
	$372,989	$372,989	$—

As of 12/31/2012

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Received	Amount
Counterparty A	$—	$—	$—
Counterparty B	708,832	—	—
Counterparty C	—	—	—
Counterparty D	397,408	—	—
Counterparty E	—	—	—
Counterparty F	78,890	—	—
	$1,185,130	$—	$—

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Pledged	Amount
Counterparty A	$216,144	$216,144	$—
Counterparty B	—	—	—
Counterparty C	248,713	248,713	—
Counterparty D	—	—	—
Counterparty E	2,405,391	2,214,223	191,168
Counterparty F	—	—	—
	$2,870,248	$2,679,080	$191,168

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 1% to 10% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at March 31, 2013 and December 31, 2012 was $14,519,352 and $17,940,020 respectively, which equals 6.16% and 6.86% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended March 31, 2013, 26,279 contracts were closed.  The fair value of options held as of March 31, 2013 includes premiums paid of $925,855 and received of $811,968. The fair value of the Partnership’s futures, forwards and options contracts by type, that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of March 31, 2013 are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	312	$64,388	$(285,380)	$(220,992)	-0.09%	(483)	$446,160	$(99,466)	$346,694	0.15%	$125,702	0.06%	April 13 - December 13
Currencies	459	151,556	(198,326)	(46,770)	-0.02%	(372)	65,279	(301,345)	(236,066)	-0.10%	(282,836)	-0.12%	April 13 - June 13
Energy	242	423,405	(56,727)	366,678	0.15%	(112)	35,789	(118,577)	(82,788)	-0.04%	283,890	0.11%	April 13 - December 13
Interest rates	2,715	745,777	(96,713)	649,064	0.28%	(991)	8,454	(99,014)	(90,560)	-0.04%	558,504	0.24%	April 13 - June 16
Metals	554	23,601	(2,251,228)	(2,227,627)	-0.95%	(621)	2,371,382	(11,128)	2,360,254	1.00%	132,627	0.05%	April 13 - December 13
Stock indices	719	342,350	(209,109)	133,241	0.06%	(151)	11,079	(60,955)	(49,876)	-0.02%	83,365	0.04%	April 13 - June 13
Subtotal	5,001	1,751,077	(3,097,483)	(1,346,406)	-0.57%	(2,730)	2,938,143	(690,485)	2,247,658	0.95%	901,252	0.38%

Forwards
Currencies		514,374	(328,046)	186,328	0.08%		1,135,508	(1,212,430)	(76,922)	-0.03%	109,406	0.05%	April 13 - December 13
Subtotal		514,374	(328,046)	186,328	0.08%		1,135,508	(1,212,430)	(76,922)	-0.03%	109,406	0.05%

Options
Agriculture	189	357,399	—	357,399	0.15%	—	—	—	—	0.00%	357,399	0.15%	April 13 - December 13
Currencies	—	96,075	—	96,075	0.04%	—	—	(196,067)	(196,067)	-0.09%	(99,992)	-0.05%	April 13 - May 13
Energy	13	5,850	—	5,850	0.00%	(39)	—	(51,220)	(51,220)	-0.02%	(45,370)	-0.02%	April 13
Interest rates	127	45,856	—	45,856	0.02%	(600)	—	(146,444)	(146,444)	-0.06%	(100,588)	-0.04%	April 13 - June 13
Metals	58	300,340	—	300,340	0.13%	(30)	—	(148,120)	(148,120)	-0.06%	152,220	0.07%	June 13 - November 13
Stock indices	—	—	—	—	0.00%	(130)	—	(122,687)	(122,687)	-0.05%	(122,687)	-0.05%	June 13
Subtotal	387	805,520	—	805,520	0.34%	(799)	—	(664,538)	(664,538)	-0.28%	140,982	0.06%

Total	5,388	$3,070,971	$(3,425,529)	$(354,558)	-0.15%	(3,529)	$4,073,651	$(2,567,453)	$1,506,198	0.64%	$1,151,640	0.49%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of March 31, 2013.

During the year ended December 31, 2012, 181,630 contracts were closed. The fair value of options held as of December 31, 2012 includes premiums paid of $431,164 and received of $265,272. The fair value of the Partnership’s futures, forwards and options contracts by type, that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of December 31, 2012 are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	227	$30,992	$(210,917)	$(179,925)	-0.07%	(191)	$137,576	$(47,215)	$90,361	0.04%	$(89,564)	-0.03%	January 13 - December 13
Currencies	671	166,846	(485,889)	(319,043)	-0.12%	(146)	552,029	(8,725)	543,304	0.21%	224,261	0.09%	January 13 - March 13
Energy	513	364,585	(120,408)	244,177	0.09%	(413)	209,763	(292,975)	(83,212)	-0.03%	160,965	0.06%	January 13 - December 13
Interest rates	3,850	553,893	(218,013)	335,880	0.13%	(209)	8,275	(74,463)	(66,188)	-0.03%	269,692	0.10%	January 13 - March 16
Metals	1,042	2,081,342	(671,087)	1,410,255	0.54%	(949)	321,773	(2,229,051)	(1,907,278)	-0.73%	(497,023)	-0.19%	January 13 - March 14
Stock indices	1,219	655,637	(328,838)	326,799	0.12%	(90)	21,870	(195)	21,675	0.01%	348,474	0.13%	January 13 - December 13
Subtotal	7,522	3,853,295	(2,035,152)	1,818,143	0.69%	(1,998)	1,251,286	(2,652,624)	(1,401,338)	-0.53%	416,805	0.16%

Forwards
Currencies		355,855	(287,104)	68,751	0.03%		604,032	(2,745,213)	(2,141,181)	-0.82%	(2,072,430)	-0.79%	January 13 - September 13
Subtotal		355,855	(287,104)	68,751	0.03%		604,032	(2,745,213)	(2,141,181)	-0.82%	(2,072,430)	-0.79%

Options
Currencies	—	2,200	—	2,200	0.00%	—	—	(203,826)	(203,826)	-0.08%	(201,626)	-0.08%	January 13
Energy	33	4,840	—	4,840	0.00%	(33)	—	(32,670)	(32,670)	-0.01%	(27,830)	-0.01%	January 13 - February 13
Interest rates	110	47,438	—	47,438	0.02%	(407)	—	(108,625)	(108,625)	-0.04%	(61,187)	-0.02%	January 13 - February 13
Metals	79	254,000	—	254,000	0.10%	—	—	—	—	0.00%	254,000	0.10%	January 13 - November 13
Stock indices	44	75,350	—	75,350	0.03%	(88)	—	(68,200)	(68,200)	-0.03%	7,150	0.00%	January 13
Subtotal	266	383,828	—	383,828	0.15%	(528)	—	(413,321)	(413,321)	-0.16%	(29,493)	-0.01%

Total	7,788	$4,592,978	$(2,322,256)	$2,270,722	0.87%	(2,526)	$1,855,318	$(5,811,158)	$(3,955,840)	-1.51%	$(1,685,118)	-0.64%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2012.

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through March 31, 2013 and December 31, 2012, respectively:

March 31, 2013

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$15,457,993	$16,231,030	85.98%	2%	20%	Monthly
Breakout Global Horizons, LLC	17,624,519	17,410,525	54.62%	1%	15%	Monthly
Cambridge Global Horizons, LLC	23,166,268	23,723,068	64.52%	2%	20%	Monthly
Quantum Global Horizons, LLC	17,089,817	19,129,532	44.38%	0%	30%	Monthly

Total	$73,338,597	$76,494,155

December 31, 2012

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$17,559,155	$20,116,405	76.18%	2%	20%	Monthly
Breakout Global Horizons, LLC	18,966,146	23,560,266	48.24%	1%	15%	Monthly
Cambridge Global Horizons, LLC	24,462,897	21,260,160	59.84%	2%	20%	Monthly
Nets Global Horizons, LLC	17,110,071	22,837,847	57.54%	2%	17%	Monthly
Quantum Global Horizons, LLC	21,164,490	20,640,437	47.64%	0%	30%	Monthly

Total	$99,262,759	$108,415,115

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012 are as follows:

2013

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$(583,304)	$215,265	$(368,039)
Currencies	981,342	(661,026)	320,316
Energy	(731,718)	122,927	(608,791)
Interest rates	(1,144,639)	288,811	(855,828)
Metals	(567,539)	629,650	62,111
Stock indices	3,918,623	(265,108)	3,653,515
Subtotal	1,872,765	330,519	2,203,284

Forwards
Currencies	(4,219,130)	2,181,835	(2,037,295)

Options
Agriculture	(23,411)	45,542	22,131
Currencies	608,495	260,401	868,896
Energy	312,614	(54,751)	257,863
Interest rates	1,055,296	28,022	1,083,318
Metals	(137,340)	(59,385)	(196,725)
Stock indices	115,828	2,651	118,479
Subtotal	1,931,482	222,480	2,153,962

Total	$(414,883)	$2,734,834	$2,319,951

2012

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$(1,530,728)	$280,592	$(1,250,136)
Currencies	(1,231,137)	(1,156,885)	(2,388,022)
Energy	2,741,587	(132,445)	2,609,142
Interest rates	(876,154)	(1,247,408)	(2,123,562)
Metals	(717,544)	(32,450)	(749,994)
Stock indices	2,984,427	301,780	3,286,207
Subtotal	1,370,451	(1,986,816)	(616,365)

Forwards
Currencies	(3,898,656)	(775,347)	(4,674,003)

Options
Currencies	249,441	22,939	272,380
Energy	121,571	(1,822)	119,749
Interest rates	1,181,962	(40,217)	1,141,745
Metals	(2,134)	—	(2,134)
Stock indices	282,794	(23,320)	259,474
Subtotal	1,833,634	(42,420)	1,791,214

Total	$(694,571)	$(2,804,583)	$(3,499,154)

5.   RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, $114,808,491 and $117,403,824, respectively, were invested in an affiliated BlackRock money market fund.  The Due from Non-Consolidated LLCs balance of $2,410,811 included in the Consolidated Statements of Financial Condition as of March 31, 2013 represents amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership. The Due from Non-Consolidated LLCs balance of $6,049,277 included in the Consolidated Statements of Financial Condition as of December 31, 2012 represents amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to disclose information about financial instructions and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to understand the effect of those arrangements on its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements.  The amendments in ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented.  The adoption of additional disclosure requirements are reflected in the Partnership’s consolidated financial statements in Note 4.

In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210), clarifying the scope of the disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that the scope of ASU 2011-11 applied to derivatives accounted for in accordance with Topic 815.  This update is in effect for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all the comparable periods presented. The adoption of additional disclosure requirements are reflected in the Partnership’s consolidated financial statements in Note 4.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of March 1, 2013, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading —Diversified Program*	Systematic	Long-term trend-following	6.65%	Registered	Not Registered

Blackwater Capital Management — Diversified Program*	Systematic	Medium-term trend-following	7.30%	Registered	Not Registered

Cantab Capital Partners— CCP Quantitative Fund Program*	Systematic	Medium-term trend-following and mean reversion	9.80%	Registered	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend following	9.25%	Registered	Registered

Crabel Capital Management - Two Plus Program	Systematic	Short-term trend-following	5.30%	Registered	Not Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.75%	Registered	Registered

Higgs Capital Management, LLP	Discretionary	Discretionary macro	10.45%	Not Registered	Not Registered

Ortus Capital Management Ltd — Currency Program	Systematic	Medium-term econometric	7.80%	Registered	Not Registered

Quantitative Investment Management — Global Program*	Systematic	Short-term pattern recognition	7.60%	Registered	Registered

Solaise Capital Management, LLP - Systematic Program	Systematic	Medium-term trend-following	7.75%	Registered	Not Registered

Winton Capital — Diversified Program	Systematic	Medium-term trend-following	10.35%	Registered	Registered

Cash **			5.00%

*   Currently reflected on the Partnership’s consolidated financial statements as Investments in Non-Consolidated LLCs.

** The cash is held at clearing brokers and with The Bank of New York Mellon as well as State Street, the Partnership’s custodians.

As of April 1, 2013, Cantab Capital Partners will utilize the CCP Core Macro Fund Program and Crabel Capital Management will utilize the Crabel Diversified Futures Program.

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

Management Fees. Generally, Management Fees approximate between 0% and 2% (annualized) of the net asset value of the Partnership’s account managed by a Trading Advisor.

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $15,000,000; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; Higgs Capital Management LLP: $10,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.  The relationship with Nuwave Investment Management LLC was terminated on February 22, 2013.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2012	$251.39	$249.47	$242.48
2013	$230.35	$227.16	$227.07

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at March 31, 2013, and 2012, which excludes the Partnership’s proportionate share of the operations of its investments in the Non-Consolidated LLCs, which includes income and expenses.

2013

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Capital Fund Management S.A.	$1,170,821	$529,390	$(25,999)	$1,674,212
Crabel Capital Management LLC	1,092,928	(415,952)	(35,129)	641,847
G Capital Fund Management LLC	449,293	139,321	(24,284)	564,330
Higgs Capital Management LLP	(369,142)	(20,658)	(38,495)	(428,295)
Ortus Capital Management Ltd.	(4,241,435)	2,459,146	—	(1,782,289)
Solaise Capital Management LLP	189,815	182,421	(15,504)	356,732
Winton Capital Management Limited	1,292,837	(138,834)	(5,823)	1,148,180

Total	$(414,883)	$2,734,834	$(145,234)	$2,174,717

The weighted average Management Fee rate of the Trading Advisors based on allocations as of March 31, 2013 was 1.46% and the weighted average Profit Share was 21%. The range of Management Fees as of March 31, 2013 was 0% to 2% (annualized) and the range of Profit Shares was 15% to 30%.

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

Performance Summary - Results of Trading

January 1, 2013 to March 31, 2013

The first quarter of 2013 started strong for most markets, as improving U.S. economic data and aggressive economic actions in Japan helped investors shake off the broader political dramas in the U.S. and Europe. In early January, U.S. policymakers appeared to find enough middle ground to prevent a fiscal “hard stop” to the economy, though ideological divides within Congress continue to encourage future policy uncertainty. Meanwhile, Japan’s policymakers promoted an aggressive challenge to its long-deflated economy, resulting in material declines in the yen against most major currencies, and broad market rallies.  In early April, the Bank of Japan followed through on its earlier rhetoric, announcing a new quantitative easing program that targets a near-doubling of Japan’s money supply.

European developments were grimmer. Economic data remained weak throughout the Eurozone, with unemployment rising through February and real fourth quarter Gross Domestic Product (“GDP”) declining, according to the European Central Bank (“ECB”). Furthermore, when European monetary authorities balked at a full bailout for insolvent Cypriot banks, Cyprus responded by implementing a

“bail-in” (effectively a 40% tax on all deposits at Cyprus banks over €100,000), a two-week bank holiday and strict capital controls to prevent bank runs. These controversial measures instilled little investor confidence, and served as a reminder of ongoing regional challenges.

Foreign exchange strategies were generally additive to Partnership performance for the quarter. The Japanese yen weakened as Prime Minister Abe aggressively advocated further monetary easing, placing pressure on the Bank of Japan to implement a substantial quantitative easing program. Further, the U.S. dollar continued to strengthen on the back of successful quantitative easing implementation and eased inflation fears stemming from comments from the U.S. Federal Reserve (the “Fed”). The euro struggled late in the quarter against the U.S. dollar and most developed Asian currencies on uncertainty around the banking crisis that unfolded in Cyprus, reigniting familiar concerns about the instability of the European Union.

Equity trading was somewhat mixed for most of the quarter, but late-period gains helped the strategy add to overall performance. U.S. equity indices drove significant positive returns in March. U.S. equity markets continued their strong performance in 2013 with optimism returning to markets despite tepid International Monetary Fund estimates for annual U.S. GDP growth. European equities were volatile over the period on increased political concerns, seeing numerous swings that benefited mean reversion models, but frustrated momentum approaches. Short Asian equity positions detracted however, with Japanese equities in particular posting strong performance.

Fixed income activity experienced varying results during the period.  Early in the quarter, bond price reversals in key markets created a difficult environment for momentum-based models, particularly in U.S. and European rates, with non-U.S. rates being the most significantly detracting sector within the fixed income portfolio. In Europe, yields declined significantly after the ECB announced the backing of bond markets; Spanish bond yields fell materially on the news. Italian bonds rallied early in February, but gave back gains late in the month as national elections spurred concerns of renewed political turmoil. In March, fallout from Cyprus caused spikes in European sovereign interest rates with investors moving to safety assets in the form of U.S. Treasuries. Ten-year U.S. Treasury interest rates spiked in early March to around 2.1%, but after the events in Cyprus rates substantially retreated to below 1.8% at month-end.

Metal holdings were mixed for the quarter. Gold prices were initially trendless amid somewhat volatile trading, but fell sharply in February as investors demonstrated a flight from quality amid domestic and global growth. Along much of the same theme, short positions in industrial metals lost ground as prices generally appreciated mid-quarter, but regained some performance as prices later slumped on rising production and fears of deceleration in China.

Agricultural holdings detracted for the most part, particularly hurting momentum-based Trading Advisors given several reversals in a number of commodities. Broader agricultural prices were generally up on increased estimates of global demand and drought-reduced stockpiles in January, initially hurting core short positions. As Trading Advisors shifted to a longer net exposure later in the quarter, several key commodities saw declines, including corn prices, which fell on increased planting; soybeans, which fell on news of increased stockpiles; and wheat, which declined as Midwest storms eased ongoing fears of drought. Momentum Trading Advisors in these commodities were again frustrated late in the quarter, as prices slowly built-up, only to experience sharp sell-offs in the last days of the quarter.

Energy trading was among the largest detractors for the quarter. Trading Advisors were generally positioned short early in the quarter, but much of the energy complex, including crude oil and natural gas, saw price growth on continued global growth and inventory declines. As Trading Advisors shifted their exposures, prices declined - crude oil positions were hit especially hard in February and March amid rising oil supplies and news that U.S. output reached 20-year highs.

January 1, 2012 to March 31, 2012

Partnership performance was generally negative for the quarter, led primarily by losses from fixed income and currency strategies. Long equity positions were among the strongest contributors with strong risk-on sentiment driving higher valuation for risky assets, though few Trading Advisors were positioned for this move at the beginning of the year. Across most strategies, volatile prices with little overall directionality made it difficult to capture trends that are important for momentum-based models, leading to mixed results for many other strategies. Overall, the first quarter appeared to be an inflection point for how Trading Advisors were positioning their portfolios, with many Trading Advisors shifting out of exposures that had dominated their portfolios last year, such as long Treasury positions.

Fixed income holdings benefited early in the quarter from yield curve trades in the U.S. and Europe as the market worked to re-price securities given rate reductions by the European Central Bank and the Fed announcements that anchored low rate expectations for the foreseeable future. In January, the portfolio experienced moderate gains from long-biased positions in 10-year U.S. Treasuries and exposure to 10-year German bunds. However, as investors moved money out of risk-free sovereigns to riskier segments of the market, long biases to Treasuries and German bunds dragged on performance.

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

Equity index activity was generally positive. While the portfolio reaped gains from U.S. index holdings (such as the NASDAQ and S&P 500), these gains were diluted in part by mixed performance from a number of foreign equity future markets. Positive investor sentiment drove appreciation in long exposures to major U.S. indices for most of the quarter, with further contributions from positions in the German DAX Index and the DJ Eurostoxx Index. However, modest losses were spread out across other foreign indices, with larger detractors including exposures to the FTSE 100 and Hang Seng indices.

Performance within the energy sector was uneven over the period, but finished positive for most Trading Advisors. The portfolio experienced January losses from falling Brent crude and WTI oil prices, but tensions in the Middle East grew over concerns of Iranian nuclear development in February, causing oil commodity prices to spike. Short natural gas positions added to these gains as prices continued to decline sharply over the period, breaking through their 52-week low at quarter-end. At the end of March, the portfolio was positioned long the energy complex, with the exception of natural gas.

Agricultural holdings were mixed for the period. Orange juice futures climbed to an all-time high on worries over poor January weather in Florida, and a clampdown on Brazilian oranges prevailed as U.S. regulators discovered small amounts of a banned fungicide on recent imports.  Later period gains from short cattle and hog exposures also positively impacted performance. Cattle prices continued their steady decline on news of growing herd inventory. Strategy losses were generally driven by grains exposure, such as wheat and corn. While the portfolio had evolved to a net short position by the end of the month, wheat prices spiked over 7% on news of a month-end crop report, after bottoming out to a 2012 low on March 29.

Metals exposure also offered mixed results. Losses were predominantly attributed to long holdings in base metals, with the largest losses taking place in aluminum and copper. The Australian Bureau of Resources and Energy Economics suggested that the price of aluminum may slip this year as weaker global economic growth curbs demand, and investors more broadly worried that China faces a potential economic slowdown, fueling selling pressure for several industrial metals. The portfolio earned modest gains in gold, which remains its largest exposure. Gold prices benefited as the Fed pushed back its guidance for the timing of the first hike in the Federal Funds rate, but sold off in March in part due to anticipation that the Fed would not immediately pursue a third major quantitative easing effort.

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The decreased level of interest rates in 2013 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 91% of its assets are earning interest.  For the three months ended March 31, 2013, the Partnership earned $32,551 in interest income, or approximately 0.01% of the Partnership’s average month-end net assets.  For the three months ended March 31, 2012, the Partnership earned $59,627 in interest income, or approximately 0.02% of the Partnership’s average month-end assets.  The average interest rates for the three months ended March 31, 2013 was 0.07%.  The average interest rates for the three months ended March 31, 2012 was 0.09%.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  As such, expenses that vary with net assets are lower as of March 31, 2013 when compared to the three months ended March 31, 2012.  For the three months ended March 31, 2013, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 28%, when compared to the three months ended March 31, 2012.  Profit Shares decreased for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012 primarily due to the Partnership’s lower profitability and also less profitable Trading Advisors.

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

There were no material commitments for capital expenditures as of March 31, 2013, the end of the most recent reporting period.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities and has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forward and option contracts, both long and short.  The Partnership may also engage in trading derivatives.  The Partnership’s financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at March 31, 2013.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly periods ended March 31, 2013 and March 31, 2012.  During these periods, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, were $163,306,293 and $238,828,439 respectively.

	As of March 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$89,930	0.06%	$144,570	$51,454
Currencies	3,214,513	1.97%	4,644,911	2,354,339
Energy	201,484	0.12%	322,552	92,052
Interest rates	10,891,527	6.67%	13,219,233	9,022,094
Metals	121,374	0.07%	151,384	78,490
Stock indices	1,294,432	0.79%	1,915,134	973,143

TOTAL	$15,813,260	9.68%	$20,397,784	$12,571,572

	As of March 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$198,064	0.08%	$242,002	$122,864
Currencies	3,218,567	1.35%	3,879,866	2,256,781
Energy	320,352	0.13%	503,198	220,491
Interest rates	15,971,689	6.69%	17,014,636	14,365,573
Metals	151,803	0.06%	230,997	106,910
Stock indices	1,367,274	0.57%	1,660,028	1,119,113

TOTAL	$21,227,749	8.88%	$23,530,727	$18,191,732

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended March 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings

None.

Item 1A.  Risk Factors

No material changes.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-13	$830,994	870,060	$0.9551	Jan-13	$—	—	$1.1835
Feb-13	377,992	396,301	0.9538	Feb-13	—	—	1.1850
Mar-13	757,000	804,805	0.9406	Mar-13	—	—	1.1717

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2013:

Series F		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2013	1,600	$230.35	$368,560
February 28, 2013	654	227.16	148,563
March 31, 2013	2,028	227.07	460,498

Total	4,282		$977,621

Series A		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2013	9,603,829	$0.9538	$9,160,132
February 28, 2013	6,429,521	0.9406	6,047,608
March 31, 2013	7,331,167	0.9402	6,892,763

Total	23,364,517		$22,100,503

Series G		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2013	455,959	$0.9977	$454,910
February 28, 2013	129,295	0.9839	127,213
March 31, 2013	350,885	0.9835	345,095

Total	936,139		$927,218

Series I		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2013	57,155	$1.1850	$67,729
February 28, 2013	37,343	1.1717	43,755
March 31, 2013	—	1.1743	—

Total	94,498		$111,484

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosure

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

10.01	Advisory Agreement between the Partnership, BRIM and Cambridge Global Horizons, LLC dated March 31, 2013*

10.02	Advisory Agreement between the Partnership, BRIM and Colby Global Horizons, LLC dated March 31, 2013*

10.03	Advisory Agreement between the Partnership, BRIM and Quaker Global Horizons, LLC dated April 30, 2013*

31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

101

The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

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

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 10, 2013	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 10, 2013	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)