Form 10-Q
period 2013-06-30
BlackRock Global Horizons I L.P.
filed 2013-08-09
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐  No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR June 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$93,150,463	$117,403,824
Equity in commodity futures trading accounts:
Cash (restricted cash $14,534,188 and $17,940,020)	40,781,919	58,538,589
Net unrealized profit / market value on open contracts / options (See note 4)	2,598,452	1,341,535
Investments in Non-Consolidated LLCs (cost $72,217,871 and $108,415,115) (See note 4)	64,748,132	99,262,759
Due from Non-Consolidated LLCs	5,890,332	6,049,277
Accrued interest and other assets	3,385	15,083

TOTAL ASSETS	$207,172,683	$282,611,067

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options (See note 4)	$2,864,104	$3,026,653
Redemptions payable	16,210,604	14,623,211
Profit Shares payable	—	833,392
Professional fees payable	650,139	762,458
Distribution fees payable	502,100	688,763
Trading Advisors’ management fees payable	233,706	347,141
Sponsor fees payable	212,108	290,296
Administrator fees payable	167,679	228,421
Other fees payable	131,067	147,764

Total liabilities	20,971,507	20,948,099

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,355,287 Units)	3,366,733	3,636,703
Limited Partners (189,607,103 and 250,849,166 Units)	182,834,443	258,026,265

Total partners’ capital	186,201,176	261,662,968

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$207,172,683	$282,611,067

NET ASSET VALUE PER UNIT (See note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
TRADING PROFITS (LOSSES):

Realized	$(5,385,874)	$355,636	$(5,800,757)	$(338,935)
Change in unrealized	(877,438)	(422,344)	1,857,396	(3,226,927)
Change in value of investments in Non-Consolidated LLCs (2)	(4,314,307)	3,766,348	(7,794,052)	(4,939,566)
Brokerage commissions and clearing costs	(347,663)	(290,431)	(492,897)	(604,189)

Total trading profits (losses)	(10,925,282)	3,409,209	(12,230,310)	(9,109,617)

INVESTMENT INCOME:
Interest	19,959	59,731	52,510	119,358

EXPENSES:
Distribution fees	1,063,878	1,623,993	2,249,712	3,326,775
Trading Advisors’ management fees	539,369	767,070	1,150,922	1,552,542
Sponsor fees	447,802	681,927	946,635	1,396,903
Administrator fees	116,160	210,737	263,459	417,191
Professional fees	127,095	214,383	259,225	420,516
Profit Shares	(47,674)	131,638	6,516	271,970
Other fees	82,918	68,635	120,397	135,969
Total expenses	2,329,548	3,698,383	4,996,866	7,521,866

NET INVESTMENT LOSS	(2,309,589)	(3,638,652)	(4,944,356)	(7,402,508)

NET INCOME / (LOSS)	$(13,234,871)	$(229,443)	$(17,174,666)	$(16,512,125)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	200,364,270	303,708,654	212,060,443	315,712,944
Series F	70,478	86,373	72,642	88,516
Series G	19,695,227	23,497,617	20,301,811	23,901,780
Series I	1,873,085	1,996,632	1,897,808	2,074,741

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0550)	$(0.0009)	$(0.0677)	$(0.0457)
Series F	$(13.51)	$0.13	$(16.81)	$(10.46)
Series G	$(0.0581)	$0.0000	$(0.0724)	$(0.0455)
Series I	$(0.0615)	$0.0103	$(0.0699)	$(0.0344)

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month and six-month periods ended June 30, 2013 and 2012 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of the operations of its investments in the Non-Consolidated LLCs, which includes income and expenses.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	353,862,903	$3,836,207	$391,973,759	$395,809,966

Additions	16,631,195	150,000	17,029,142	17,179,142

Net income / (loss)	—	(167,485)	(16,344,640)	(16,512,125)

Redemptions	(56,952,086)	—	(60,487,565)	(60,487,565)

PARTNERS’ CAPITAL, June 30, 2012	313,542,012	$3,818,722	$332,170,696	$335,989,418

PARTNERS’ CAPITAL, December 31, 2012	254,204,453	$3,636,703	$258,026,265	$261,662,968

Additions	3,025,146	—	2,860,986	2,860,986

Net income / (loss)	—	(269,970)	(16,904,696)	(17,174,666)

Redemptions	(64,267,209)	—	(61,148,112)	(61,148,112)

PARTNERS’ CAPITAL, June 30, 2013	192,962,390	$3,366,733	$182,834,443	$186,201,176

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A	Series F	Series G	Series I

Per Unit Operating Performance:

Net asset value, beginning of period	$0.9551	$230.67	$0.9991	$1.1835

Realized trading losses	(0.0245)	(5.93)	(0.0257)	(0.0307)
Change in unrealized trading profits	0.0067	1.61	0.0070	0.0082
Change in value of investments in Non-Consolidated LLCs (3)	(0.0319)	(7.70)	(0.0334)	(0.0334)
Interest	0.0002	0.05	0.0002	0.0003
Expenses	(0.0218)	(5.26)	(0.0228)	(0.0152)

Net asset value, end of period	$0.8838	$213.44	$0.9244	$1.1127

Total Return: (3)

Total return (before Profit Shares)	-7.47%	-7.47%	-7.48%	-5.98%
Profit Shares	0.00%	0.00%	0.00%	0.00%
Total return	-7.47%	-7.47%	-7.48%	-5.98%

Ratios to Average Net Assets:(1) (2) (4) (5)

Expenses (before Profit Shares)	4.62%	4.62%	4.62%	2.57%
Profit Shares	0.00%	0.00%	0.00%	0.00%
Expenses	4.62%	4.62%	4.62%	2.57%

Net investment loss	-4.58%	-4.58%	-4.58%	-2.52%

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

(4) Excludes the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, Series F & Series G would be 6.95%, 0.00%, 6.95% and (6.92)%, respectively; for Series I would be 3.78%, 0.00%, 3.78% and (3.76)%, respectively.

(5) The Profit Shares ratios round to less than 0.01%

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

The interim financial information at June 30, 2013 and 2012, and for the periods ended June 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

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

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, November 1, 2011 and May 7, 2013 other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the

Partnership’s interest in such Non-Consolidated LLCs are presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.

The General Partner terminated the advisory agreement with the Trading Advisor for Nets Global Horizons, LLC on February 22, 2013, paid all proceeds to its members in March 2013 and the Non-Consolidated LLC commenced liquidation on March 31, 2013.

The Bank of New York Mellon provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), UBS Securities LLC (“UBS Securities”) and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“State Street”). As of, and for the periods ended June 30, 2013 and 2012, there were no assets held in any Portfolio Funds.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, MS&Co, UBS Securities, UBS AG (“UBS”), HSBC Bank PLC (“HSBC”), Barclays Bank PLC (“Barclays”) and State Street each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, MS&Co. and UBS Securities (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, MS&Co. and UBS Securities, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in Net unrealized profit / market value on open contracts / options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in Net unrealized loss / market value on open contracts / options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.             PARTNERS’ CAPITAL

At June 30, 2013 and December 31, 2012, the Net Asset Values of the different Series of Units were:

June 30, 2013	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$152,262,474	172,291,756	$0.8838
Series F	14,543,715	68,141	$213.44
Series G	17,331,712	18,748,157	$0.9244
Series I	2,063,275	1,854,336	$1.1127
Total Partners’ Capital	$186,201,176	192,962,390

December 31, 2012	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$220,539,487	230,899,814	$0.9551
Series F	17,551,923	76,090	$230.67
Series G	21,236,500	21,255,467	$0.9991
Series I	2,335,058	1,973,082	$1.1835
Total Partners’ Capital	$261,662,968	254,204,453

3.              FAIR VALUE DISCLOSURES

The Partnership qualifies as an investment company under the provisions of the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies (“Audit and Accounting Guide”) and therefore, all investments including derivatives are stated at fair value in the Consolidated Statements of Financial Condition, and changes in fair value are included in realized and change in unrealized trading profits (losses) in the Consolidated Statements of Operations.

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

There were no Level 3 assets held at June 30, 2013, December 31, 2012 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of June 30, 2013 and December 31, 2012.

		Fair Value at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$93,150,463	$93,150,463	$—
Investments in Non-Consolidated LLCs	64,748,132	—	64,748,132
Futures (1)	251,157	251,157	—
Forwards (1)	(695,789)	—	(695,789)
Options (1)	178,980	428,898	(249,918)
	$157,632,943	$93,830,518	$63,802,425

Description	December 31, 2012
Cash Equivalents	$117,403,824	$117,403,824	$—
Investments in Non-Consolidated LLCs	99,262,759	—	99,262,759
Futures (1)	416,804	416,804	—
Forwards (1)	(2,072,428)	—	(2,072,428)
Options (1)	(29,494)	132,601	(162,095)
	$214,981,465	$117,953,229	$97,028,236

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and non-consolidated LLCs, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of at June 30, 2013, organized by market sector:

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

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Consolidated Statements of Financial Condition and instruments and transactions that are subject to an agreement similar to a master netting agreement, as well as amounts related to margin, reflected as financial collateral (including cash collateral), held at clearing brokers and other counterparties. Margin reflected in the collateral tables reflects margin up to an amount of 100% of the net amount of unrealized loss for the respective counterparty. Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the collateral tables. The master netting and similar agreements allow the clearing brokers to net any collateral held in or on behalf of the Partnership or liabilities or payment obligations of the clearing brokers to the Partnership against any liabilities or payment obligations of the Partnership to the clearing brokers. The Partnership is required to deposit financial collateral (including cash collateral) at the clearing brokers and counterparties to continually meet the original and maintenance requirements established by the clearing brokers and counterparties. Such requirements are specific to the respective clearing broker or counterparty.

As of 6/30/2013

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Position	of Financial Position

Futures
Agriculture	$1,119,316	$347,650	$771,666
Currencies	345,570	256,334	89,236
Energy	330,620	329,984	636
Interest rates	215,402	215,402	—
Metals	3,195,567	3,195,567	—
Stock indices	246,998	246,998	—
Subtotal	5,453,473	4,591,935	861,538

Forwards
Currencies	1,268,331	1,268,331	—

Options
Agriculture	380,121	83,640	296,481
Currencies	66,654	66,654	—
Energy	107,160	107,160	—
Interest rates	232,700	232,700	—
Metals	1,067,740	6,900	1,060,840
Stock indices	132,600	132,600	—
Subtotal	1,986,975	629,654	1,357,321

Total Derivatives subject to a master netting or similar arrangement	8,708,779	6,489,920	2,218,859

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$8,708,779	$6,489,920	$2,218,859

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Position	of Financial Position

Futures
Agriculture	$347,650	$347,650	$—
Currencies	256,334	256,334	—
Energy	329,984	329,984	—
Interest rates	518,789	215,402	303,387
Metals	3,432,120	3,195,567	236,553
Stock indices	317,439	246,998	70,441
Subtotal	5,202,316	4,591,935	610,381

Forwards
Currencies	1,964,120	1,268,331	695,789

Options
Agriculture	83,640	83,640	—
Currencies	362,172	66,654	295,518
Energy	135,520	107,160	28,360
Interest rates	910,513	232,700	677,813
Metals	6,900	6,900	—
Stock indices	309,250	132,600	176,650
Subtotal	1,807,995	629,654	1,178,341

Total Derivatives subject to a master netting or similar arrangement	8,974,431	6,489,920	2,484,511

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$8,974,431	$6,489,920	$2,484,511

As of 12/31/2012

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Position	of Financial Position

Futures
Agriculture	$168,568	$168,568	$—
Currencies	718,875	494,614	224,261
Energy	574,348	413,383	160,965
Interest rates	562,168	292,476	269,692
Metals	2,403,115	2,403,115	—
Stock indices	677,507	329,033	348,474
Subtotal	5,104,581	4,101,189	1,003,392

Forwards
Currencies	959,887	959,887	—

Options
Agriculture	—	—	—
Currencies	2,200	2,200	—
Energy	4,840	4,840	—
Interest rates	47,438	47,438	—
Metals	254,000	—	254,000
Stock indices	75,350	68,200	7,150
Subtotal	383,828	122,678	261,150

Total Derivatives subject to a master netting or similar arrangement	6,448,296	5,183,754	1,264,542

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$6,448,296	$5,183,754	$1,264,542

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Position	of Financial Position

Futures
Agriculture	$258,132	$168,568	$89,564
Currencies	494,614	494,614	—
Energy	413,383	413,383	—
Interest rates	292,476	292,476	—
Metals	2,900,138	2,403,115	497,023
Stock indices	329,033	329,033	—
Subtotal	4,687,776	4,101,189	586,587

Forwards
Currencies	3,032,317	959,887	2,072,430

Options
Agriculture	—	—	—
Currencies	203,826	2,200	201,626
Energy	32,670	4,840	27,830
Interest rates	108,625	47,438	61,187
Metals	—	—	—
Stock indices	68,200	68,200	—
Subtotal	413,321	122,678	290,643

Total Derivatives subject to a master netting or similar arrangement	8,133,414	5,183,754	2,949,660

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$8,133,414	$5,183,754	$2,949,660

As of 6/30/2013

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Received	Amount

Counterparty A	$321,700	$—	$—
Counterparty B	253,400	—	—
Counterparty C	—	—	—
Counterparty D	1,227,795	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	4,731	—	—
	$1,807,626	$—	$—

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	1,118,035	1,118,035	—
Counterparty D	—	—	—
Counterparty E	339,351	339,351	—
Counterparty F	—	—	—
Counterparty G	615,892	615,892	—
Counterparty H	—	—	—
	$2,073,278	$2,073,278	$—

As of 12/31/2012

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Received	Amount

Counterparty A	$—	$—	$—
Counterparty B	708,832	—	—
Counterparty C	—	—	—
Counterparty D	397,408	—	—
Counterparty E	—	—	—
Counterparty F	78,890	—	—
	$1,185,130	$—	$—

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Position	Pledged	Amount

Counterparty A	$216,144	$216,144	$—
Counterparty B	—	—	—
Counterparty C	248,713	248,713	—
Counterparty D	—	—	—
Counterparty E	2,405,391	2,214,223	191,168
Counterparty F	—	—	—
	$2,870,248	$2,679,080	$191,168

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 1% to 10% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at June 30, 2013 and December 31, 2012 was $14,534,188 and $17,940,020 respectively, which equals 7.81% and 6.86% of the net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended June 30, 2013, 107,297 contracts were closed.  The fair value of options held as of June 30, 2013 includes premiums paid of $1,050,586 and received of $1,457,377. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of June 30, 2013 are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	342	$62,041	$(310,875)	$(248,834)	-0.13%	(970)	$1,057,275	$(36,775)	$1,020,500	0.55%	$771,666	0.42%	July 13 - July 14
Currencies	125	2,222	(250,385)	(248,163)	-0.13%	(345)	343,348	(5,949)	337,399	0.18%	89,236	0.05%	July 13 - November 13
Energy	237	114,114	(153,873)	(39,759)	-0.02%	(270)	216,506	(176,111)	40,395	0.02%	636	0.00%	July 13 - January 14
Interest rates	1,522	154,902	(404,428)	(249,526)	-0.14%	(846)	60,500	(114,361)	(53,861)	-0.03%	(303,387)	-0.17%	July 13 - September 16
Metals	714	62,245	(3,362,069)	(3,299,824)	-1.77%	(788)	3,133,322	(70,051)	3,063,271	1.65%	(236,553)	-0.12%	July 13 - June 14
Stock indices	519	201,941	(223,790)	(21,849)	-0.01%	(121)	45,057	(93,649)	(48,592)	-0.03%	(70,441)	-0.04%	July 13 - December 13
Subtotal	3,459	597,465	(4,705,420)	(4,107,955)	-2.20%	(3,340)	4,856,008	(496,896)	4,359,112	2.34%	251,157	0.14%

Forwards
Currencies		463,281	(701,693)	(238,412)	-0.13%		805,050	(1,262,427)	(457,377)	-0.25%	(695,789)	-0.38%	July 13 - December 13

Options
Agriculture	420	380,121	—	380,121	0.20%	(41)	—	(83,640)	(83,640)	-0.04%	296,481	0.16%	July 13 - December 13
Currencies	—	66,654	—	66,654	0.04%	—	—	(362,172)	(362,172)	-0.19%	(295,518)	-0.15%	July 13 - September 13
Energy	50	107,160	—	107,160	0.06%	(148)	—	(135,520)	(135,520)	-0.07%	(28,360)	-0.01%	July 13
Interest rates	208	232,700	—	232,700	0.12%	(1,120)	—	(910,513)	(910,513)	-0.49%	(677,813)	-0.37%	July 13 - September 13
Metals	49	1,067,740	—	1,067,740	0.57%	(20)	—	(6,900)	(6,900)	0.00%	1,060,840	0.57%	July 13 - November 13
Stock indices	26	132,600	—	132,600	0.07%	(136)	—	(309,250)	(309,250)	-0.17%	(176,650)	-0.10%	December 13
Subtotal	753	1,986,975	—	1,986,975	1.06%	(1,465)	—	(1,807,995)	(1,807,995)	-0.96%	178,980	0.10%

Total	4,212	$3,047,721	$(5,407,113)	$(2,359,392)	-1.27%	(4,805)	$5,661,058	$(3,567,318)	$2,093,740	1.13%	$(265,652)	-0.14%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of June 30, 2013.

During the year ended December 31, 2012, 181,630 contracts were closed. The fair value of options held as of December 31, 2012 includes premiums paid of $431,164 and received of $265,272. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of December 31, 2012 are as follows:

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

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through June 30, 2013 and December 31, 2012, respectively:

June 30, 2013

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Alamo Global Horizons, LLC	$12,747,521	$12,969,395	82.87%	2%	20%		Monthly
Breakout Global Horizons, LLC	13,132,289	13,555,646	57.62%	1%	15%		Monthly
Cambridge Global Horizons, LLC	12,633,538	16,011,433	56.09%	2%	20%		Monthly
Quaker Global Horizons, LLC	13,921,342	14,765,130	60.39%	1%	20	%(1)	Monthly
Quantum Global Horizons, LLC	12,313,442	14,916,267	44.97%	0%	30%		Monthly

Total	$64,748,132	$72,217,871

(1) If net contribution amount is more than $50 million, the percentage shall equal 17.5%

December 31, 2012

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$17,559,155	$20,116,405	76.18%	2%	20%	Monthly
Breakout Global Horizons, LLC	18,966,146	23,560,266	48.24%	1%	15%	Monthly
Cambridge Global Horizons, LLC	24,462,897	21,260,160	59.84%	2%	20%	Monthly
Nets Global Horizons, LLC	17,110,071	22,837,847	57.54%	2%	17%	Monthly
Quantum Global Horizons, LLC	21,164,490	20,640,437	47.64%	0%	30%	Monthly

Total	$99,262,759	$108,415,115

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month periods ended June 30, 2013 and 2012 are as follows:

2013

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(547,950)	$645,965	$98,015
Currencies	(3,415,248)	391,248	(3,024,000)
Energy	(704,990)	(283,255)	(988,245)
Interest rates	(2,976,700)	(861,890)	(3,838,590)
Metals	577,453	(369,181)	208,272
Stock indices	(487,235)	(153,806)	(641,041)
Subtotal	(7,554,670)	(630,919)	(8,185,589)

Forwards
Currencies	(155,113)	(805,196)	(960,309)

Options
Agriculture	(31,303)	36,502	5,199
Currencies	1,070,875	(77,848)	993,027
Energy	204,661	47,556	252,217
Interest rates	1,031,483	(407,428)	624,055
Metals	(95,677)	972,120	876,443
Stock indices	143,870	(12,225)	131,645
Subtotal	2,323,909	558,677	2,882,586

Total	$(5,385,874)	$(877,438)	$(6,263,312)

2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(120,979)	$(268,888)	$(389,867)
Currencies	(1,760,351)	656,765	(1,103,586)
Energy	(54,081)	(337,259)	(391,340)
Interest rates	3,942,555	(279,944)	3,662,611
Metals	(525,382)	352,495	(172,887)
Stock indices	(4,646,476)	(84,010)	(4,730,486)
Subtotal	(3,164,714)	39,159	(3,125,555)

Forwards
Currencies	1,264,166	(569,810)	694,356

Options
Currencies	323,312	(1,861)	321,451
Energy	407,881	(108,246)	299,635
Interest rates	1,195,011	116,037	1,311,048
Metals	70,288	—	70,288
Stock indices	259,692	102,377	362,069
Subtotal	2,256,184	108,307	2,364,491

Total	$355,636	$(422,344)	$(66,708)

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the six month periods ended June 30, 2013 and 2012 are as follows:

2013

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(1,131,254)	$861,230	$(270,024)
Currencies	(2,433,906)	(269,778)	(2,703,684)
Energy	(1,436,708)	(160,328)	(1,597,036)
Interest rates	(4,121,339)	(573,079)	(4,694,418)
Metals	9,914	260,469	270,383
Stock indices	3,431,388	(418,914)	3,012,474
Subtotal	(5,681,905)	(300,400)	(5,982,305)

Forwards
Currencies	(4,374,243)	1,376,639	(2,997,604)

Options
Agriculture	(54,714)	82,044	27,330
Currencies	1,679,370	182,553	1,861,923
Energy	517,275	(7,195)	510,080
Interest rates	2,086,779	(379,406)	1,707,373
Metals	(233,017)	912,735	679,718
Stock indices	259,698	(9,574)	250,124
Subtotal	4,255,391	781,157	5,036,548

Total	$(5,800,757)	$1,857,396	$(3,943,361)

2012

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$(1,651,707)	$11,704	$(1,640,003)
Currencies	(2,991,488)	(500,120)	(3,491,608)
Energy	2,687,506	(469,704)	2,217,802
Interest rates	3,066,401	(1,527,352)	1,539,049
Metals	(1,242,926)	320,045	(922,881)
Stock indices	(1,662,049)	217,770	(1,444,279)
Subtotal	(1,794,263)	(1,947,657)	(3,741,920)

Forwards
Currencies	(2,634,490)	(1,345,157)	(3,979,647)

Options
Currencies	572,753	21,078	593,831
Energy	529,452	(110,068)	419,384
Interest rates	2,376,973	75,820	2,452,793
Metals	68,154	—	68,154
Stock indices	542,486	79,057	621,543
Subtotal	4,089,818	65,887	4,155,705

Total	$(338,935)	$(3,226,927)	$(3,565,862)

5.   RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, $93,150,463 and $117,403,824, respectively, were invested in an affiliated BlackRock money market fund.  The Due from Non-Consolidated LLCs balance of $5,890,332 included in the Consolidated Statements of Financial Condition as of June 30, 2013 represents amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership. The Due from Non-Consolidated LLCs balance of $6,049,277 included in the Consolidated Statements of Financial Condition as of December 31, 2012 represents amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership.

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

In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 also amends the current requirements related to qualifying for the “investment company deferral” as well as the requirements in related to qualifying for the “net asset value practical expedient”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact of adopting ASU 2013-08.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of June 1, 2013, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading — Diversified Program*	Systematic	Long-term trend-following	6.55%	Registered	Not Registered

Blackwater Capital Management — Diversified Program*	Systematic	Medium-term trend-following	7.25%	Registered	Not Registered

Cantab Capital Partners — Core Macro Fund Program*	Systematic	Medium-term trend-following and mean reversion	7.50%	Registered	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend following	9.50%	Registered	Registered

Crabel Capital Management - Diversified Futures Program	Systematic	Short-term trend-following	7.00%	Registered	Not Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.50%	Registered	Registered

Higgs Capital Management, LLP	Discretionary	Discretionary macro	11.50%	Not Registered	Not Registered

Ortus Capital Management Ltd — Currency Program	Systematic	Medium-term econometric	5.90%	Registered	Registered

QMS Capital Management LP*	Systematic	Diversified financial focus	7.35%	Registered	Not Registered

Quantitative Investment Management — Global Program*	Systematic	Short-term pattern recognition	6.50%	Registered	Registered

Solaise Capital Management, LLP - Systematic Program	Systematic	Medium-term trend-following	7.70%	Registered	Registered

Winton Capital — Diversified Program	Systematic	Medium-term trend-following	10.75%	Registered	Registered

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $25,000,000; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; Higgs Capital Management LLP: $10,000,000; Ortus Capital Management Ltd.: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; QMS Capital Management LP: $20,000,000 and Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2012	$251.39	$249.47	$242.48	$242.36	$252.68	$242.35
2013	$230.35	$227.16	$227.07	$228.51	$219.45	$213.44

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at June 30, 2013, and 2012, which excludes the Partnership’s proportionate share of the operations of its investments in the Non-Consolidated LLCs, which includes income and expenses.

2013

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Capital Fund Management S.A.	$(709,836)	$492,817	$(57,675)	$(274,694)
Crabel Capital Management LLC	(498,220)	(364,542)	(277,571)	(1,140,333)
G Capital Fund Management LLC	(182,778)	(921,591)	(53,491)	(1,157,860)
Higgs Capital Management LLP	(375,770)	749,764	(63,591)	310,403
Ortus Capital Management Ltd.	(4,724,103)	2,066,040	—	(2,658,063)
Solaise Capital Management LLP	(493,599)	(23,634)	(30,080)	(547,313)
Winton Capital Management Limited	1,183,549	(141,458)	(10,489)	1,031,602

Total	$(5,800,757)	$1,857,396	$(492,897)	$(4,436,258)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of June 30, 2013 was 1.39% and the weighted average Profit Share was 21%. The range of Management Fees as of June 30, 2013 was 0% to 2% (annualized) and the range of Profit Shares was 15% to 30%.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The second quarter of 2013 featured a challenging market environment for most directional Trading Advisors. Within the U.S., economic improvement has become more apparent, and as a result, investors have become increasingly anxious over the potential for the Fed to reverse course in its $85 billion/month asset-purchasing program. Late in the quarter, Fed Chairman Ben Bernanke alluded to intentions to begin tapering the central bank’s purchases at some point over the next several quarters if the economy continues to improve as expected. As a result of the announcement, stocks sold-off (offsetting much of early-quarter gains) and market interest rates saw notable climbs.

Japanese markets continued to closely follow the progress of the Bank of Japan’s aggressive policy initiatives, with a rapidly weakening yen and a strengthening stock market fueled by a commitment to expand its monetary base, open up trade and overhaul uncompetitive industries, as well institute structural reforms.  Details on the last of these initiatives, structural reforms, were received poorly by the markets in early June, driving unwinds that drove sharp corrections in equities and the yen. Events in Europe were relatively quiet in comparison. A lack of emergent financial crises provided European authorities with some breathing room to further develop policy, but economic, political and structural challenges remain significant for promoting substantially greater stability in the region.

Foreign exchange holdings were a significant detractor from the Partnership’s performance during the quarter. Early in the period, exposure to the U.S. dollar declined against several major currencies, as the Fed failed to indicate any near-term end to its quantitative easing (“QE”) program. The continuation of the Japanese government’s strong pro-growth “Abenomics” policies also drove the yen to recent lows. However, later in the quarter, accumulated momentum-based long holdings in the Indian rupee, British pound and the euro added to losses as the U.S. dollar reversed and substantially strengthened on news of the potential tapering of the Fed’s open-ended QE program, and short yen holdings lost ground as new structural reform policy initiatives were poorly received by investors.

Results driven by fixed income activity was volatile, but ultimately detracted over the course of the quarter. The strategy was one of the largest winners early in the quarter. Gains from long U.S. based fixed income exposures were driven by expectations of a potentially extended QE regime, as the 10-year Treasury moved to near lows for the year. However, those gains were generally offset later in the period, hampered by initial remarks from the Fed regarding a potential “tapering” of its $85 billion in monthly bond purchases, which caused 10-year Treasury yields to jump from 1.65% at the beginning of May to above 2.5% by the end of June. Reversals in select Japanese and European fixed income markets also proved to be challenging for momentum-based Trading Advisors during the quarter.

Performance in the agricultural sector also varied substantially over the second quarter. Short exposure to select grain commodities drove the majority of early period losses, as grain prices rallied on cold, dry weather in the mid-western U.S. that damaged a substantial amount of U.S. grain crops, and as corn prices rose on a rapidly depleting 2012 inventory. Gains in May helped to mitigate some of these early losses, helped in part by soybeans that had their largest price rally since March driven by increased demand from China, as well as falling lumber prices, which had its largest decline in 17 months as U.S.

lumber mills increased output while at the same time stockpiles of lumber rose. Late-quarter returns were largely mixed, with reversing prices in soybeans offsetting advances from coffee and wheat.

Equity-based holdings generated mixed results. April gains were helped by momentum in European and Asian indices, while developing and U.S. markets detracted slightly. The S&P 500 Index reached an all-time high as U.S. economic data continue to produce promising economic numbers, and European markets rose nearly 6% on expectations of accommodative policy from the ECB and waning uncertainty related to Cyprus. The Nikkei 225 continued the strong year-to-date run, finishing the month up over 10%. Mid-quarter, however, sharp reversals in Japanese stock indices were a driver of losses in the second half of May. Similarly, early S&P 500 Index gains in May erased by a sell-off near the end of the month, drove losses for momentum-based Trading Advisors. Losses continued at the end of the quarter, most prominently affected by holdings in the German DAX, the S&P 500, and the Hang Seng indices.

Returns from the Partnership’s energy holdings were modestly positive for the period. The energy strategy produced gains for certain Trading Advisors in April as fuel prices continued to be negatively affected by increasing inventories driven by the U.S. oil and shale gas revolution, as well as a major U.S. refinery that temporarily closed, leading to an additional crude stockpile buildup. These gains were mitigated somewhat later in the quarter, particularly in long positions in refined oil and West Texas Intermediate in response to China’s manufacturing numbers unexpectedly contracting for the first time in seven months, as well as from a growing divergence between West Texas Intermediate crude oil and Brent crude oil.

Physical metals were generally the largest positive contributor for the Partnership, with short positions in precious and base metal sub-sectors both generally providing gains. Zinc, copper, and aluminum initially led industrial metal losers as expectations of GDP growth in China softened. Gold prices decreased throughout the quarter, with prices seeing sharp drops in April and June. Copper prices also saw substantial declines throughout the quarter due to decreased demand from Chinese manufacturers, a trend that has been in place since early 2013.

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

Fixed income holdings benefited early in the quarter from yield curve trades in the U.S. and Europe as the market worked to re-price securities given rate reductions by the ECB and the Fed announcements that anchored low rate expectations for the foreseeable future. In January, the portfolio experienced moderate gains from long-biased positions in 10-year U.S. Treasuries and exposure to 10-year German bunds. However, as investors moved money out of risk-free sovereigns to riskier segments of the market, long biases to Treasuries and German bunds dragged on performance.

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

Metals exposure also offered mixed results. Losses were predominantly attributed to long holdings in base metals, with the largest losses taking place in aluminum and copper. The Australian Bureau of Resources and Energy Economics suggested that the price of aluminum may slip this year as weaker global economic growth curbs demand, and investors more broadly worried that China faces a potential economic slowdown, fueling selling pressure for several industrial metals. The Partnership earned modest gains in gold, which remains its largest exposure. Gold prices benefited as the Fed pushed back its guidance for the timing of the first hike in the Federal Funds rate, but sold off in March in part due to anticipation that the Fed would not immediately pursue a third major quantitative easing effort.

April 1, 2012 — June 2012

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

Equity index trading had more varied performance during the quarter, with early gains balanced by losses in June. Broadly speaking, global equity markets experienced slight losses in April, followed by a stronger sell-off in May, and a partial recovery in June in which Trading Advisors experienced most gains in the final few trading days. U.S. markets were particularly profitable in general, with gains consistently registered from exposure to the S&P 500 Index.  Japanese markets were another story, however, as Trading Advisors found themselves on the wrong side of positions in the Nikkei 225 and the TOPIX Index throughout the quarter.

Falling prices for gold played a prominent role early in the metals sector. After an initial sell-off in the first few days of April, early short positioning in the precious metal started Trading Advisors on the wrong foot as gold prices drifted upwards in April. A steep decline in early May proved to be profitable, however, for the rest of the quarter, large fluctuations proved to be difficult for Trading Advisors to trade around. Short positions in industrial metals, such as aluminum and copper, benefited performance as base metals sold off on eroding industrial demand in China and Europe.

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

Fixed income trading was the strongest contributor to performance. Core long positions in flight-to-safety assets such as 10-year U.S. Treasuries, German bunds and U.K. Gilts experienced robust gains in April and May, reaching near-record prices as investors sought financial shelter from developments in Europe. However, gains were moderated somewhat in June as investor fears calmed and sovereign prices reversed as capital flowed back into riskier segments of the marketplace.

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The decreased level of interest rates in 2013 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 89% of its assets are earning interest.  For the six and three months ended June 30, 2013, the Partnership earned $52,510 and $19,959, respectively, in interest income, or approximately 0.02% and 0.01%, respectively, of the Partnership’s average month-end net assets.  For the six and three months ended June 30, 2012, the Partnership earned $119,358 and $59,731, respectively, in interest income, or approximately 0.03% and 0.02% of the Partnership’s average month-end assets.  The average interest rates for the six and three months ended June 30, 2013 were 0.05% and 0.04% respectively.  The average interest rates for the six and three months ended June 30, 2012 were 0.10% and 0.11% respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  As such, expenses that vary with net assets are lower as of June 30, 2013 when compared to the six months ended June 30, 2012.  For the six months ended June 30, 2013, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 31%, when compared to the six months ended June 30, 2012.  Profit Shares decreased for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012 primarily due to the Partnership’s lower profitability and also less profitable Trading Advisors.

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

There were no material commitments for capital expenditures as of June 30, 2013, the end of the most recent reporting period.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities and has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forward and option contracts, both long and short.  The Partnership may also engage in trading derivatives.  The Partnership’s financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at June 30, 2013.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly periods ended June 30, 2013 and June 30, 2012.  During these periods, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, were $149,388,333 and $218,781,250 respectively.

	As of June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$208,744	0.14%	$316,294	$97,130
Currencies	2,142,240	1.43%	2,896,837	1,187,094
Energy	170,896	0.11%	329,010	74,353
Interest rates	13,408,434	8.98%	15,677,879	10,400,674
Metals	56,417	0.04%	98,466	15,313
Stock indices	671,771	0.45%	776,157	491,592

TOTAL	$16,658,502	11.15%	$20,094,643	$12,266,156

	As of June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$86,040	0.04%	$111,538	$35,396
Currencies	1,711,002	0.78%	2,291,162	1,121,991
Energy	219,326	0.10%	305,967	49,624
Interest rates	15,867,410	7.25%	17,788,512	13,031,234
Metals	161,093	0.07%	340,467	15,683
Stock indices	473,740	0.22%	848,034	271,099

TOTAL	$18,518,611	8.46%	$21,685,680	$14,525,027

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended June 30, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Apr-13	$359,000	381,834	$0.9402
May-13	406,000	429,085	0.9462
Jun-13	130,000	143,061	0.9087

SERIES I

	Subscription
	Amount	Units	NAV
Apr-13	$—	—	$1.1743
May-13	—	—	1.1844
Jun-13	—	—	1.1410

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2013:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2013	973	$228.51	$222,340
May 31, 2013	2,043	219.45	448,336
June 30, 2013	651	213.44	138,949

Total	3,667		$809,625

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2013	9,531,617	$0.9462	$9,018,816
May 31, 2013	10,810,079	0.9087	9,823,119
June 30, 2013	17,926,991	0.8838	15,843,877

Total	38,268,687		$34,685,812

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2013	535,903	$0.9897	$530,383
May 31, 2013	800,498	0.9505	760,873
June 30, 2013	234,770	0.9244	217,021

Total	1,571,171		$1,508,277

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2013	8,248	$1.1844	$9,769
May 31, 2013	—	1.1410	—
June 30, 2013	16,000	1.1127	17,803

Total	24,248		$27,572

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

101

The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 9, 2013	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 9, 2013	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)