Form 10-Q
period 2013-09-30
BlackRock Global Horizons I L.P.
filed 2013-11-08
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR September 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$76,532,496	$117,403,824
Equity in commodity futures trading accounts:
Cash (restricted cash $16,045,619 and $17,940,020)	27,594,935	58,538,589
Net unrealized profit / market value on open contracts / options (See note 4)	1,676,759	1,341,535
Investments in Non-Consolidated LLCs (cost $65,305,762 and $108,415,115) (See note 4)	56,369,218	99,262,759
Due from Non-Consolidated LLCs	2,597,123	6,049,277
Accrued interest and other assets	2,044	15,083

TOTAL ASSETS	$164,772,575	$282,611,067

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options (See note 4)	$1,340,026	$3,026,653
Redemptions payable	6,787,595	14,623,211
Profit Shares payable	—	833,392
Professional fees payable	751,526	762,458
Distribution fees payable	400,570	688,763
Trading Advisors’ management fees payable	184,348	347,141
Sponsor fees payable	169,401	290,296
Administrator fees payable	186,938	228,421
Other fees payable	200,265	147,764

Total liabilities	10,020,669	20,948,099

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,355,287 Units)	3,258,918	3,636,703
Limited Partners (161,307,935 and 250,849,166 Units)	151,492,988	258,026,265

Total partners’ capital	154,751,906	261,662,968

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$164,772,575	$282,611,067

NET ASSET VALUE PER UNIT (See note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
TRADING PROFITS (LOSSES):

Realized	$(3,021,769)	$1,093,559	$(8,822,526)	$754,624
Change in unrealized	1,009,411	974,948	2,866,807	(2,251,979)
Change in value of Investments in Non-Consolidated LLCs (2)	(1,466,806)	(1,963,090)	(9,260,858)	(6,902,656)
Brokerage commissions and clearing costs	(296,160)	(228,532)	(789,057)	(832,721)

Total trading profits (losses)	(3,775,324)	(123,115)	(16,005,634)	(9,232,732)

INVESTMENT INCOME:
Interest	6,992	50,912	59,502	170,270

EXPENSES:
Distribution fees	827,766	1,501,059	3,077,478	4,827,834
Trading Advisors’ management fees	418,390	721,888	1,569,312	2,274,430
Sponsor fees	348,680	630,509	1,295,315	2,027,412
Professional fees	105,803	245,320	365,028	665,836
Administrator fees	80,475	189,800	343,934	606,991
Profit Shares	300	(18,496)	6,816	253,474
Other fees	73,069	53,893	193,466	189,862

Total expenses	1,854,483	3,323,973	6,851,349	10,845,839

NET INVESTMENT LOSS	(1,847,491)	(3,273,061)	(6,791,847)	(10,675,569)

NET INCOME / (LOSS)	$(5,622,815)	$(3,396,176)	$(22,797,481)	$(19,908,301)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (1)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	162,231,045	278,403,557	195,450,644	303,276,481
Series F	66,250	81,258	70,511	86,097
Series G	18,381,424	22,621,697	19,661,682	23,475,085
Series I	1,688,736	1,926,284	1,828,118	2,025,255

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$(0.0282)	$(0.0104)	$(0.0968)	$(0.0571)
Series F	$(6.90)	$(2.79)	$(23.80)	$(13.40)
Series G	$(0.0298)	$(0.0121)	$(0.1026)	$(0.0580)
Series I	$(0.0262)	$(0.0073)	$(0.0968)	$(0.0421)

(1) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month and nine-month periods ended September 30, 2013 and 2012 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

(2) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	353,862,903	$3,836,207	$391,973,759	$395,809,966

Additions	19,267,845	150,000	19,757,512	19,907,512

Net income / (loss)	—	(212,964)	(19,695,337)	(19,908,301)

Redemptions	(89,379,704)	—	(94,095,493)	(94,095,493)

PARTNERS’ CAPITAL, September 30, 2012	283,751,044	$3,773,243	$297,940,441	$301,713,684

PARTNERS’ CAPITAL, December 31, 2012	254,204,453	$3,636,703	$258,026,265	$261,662,968

Additions	4,759,745	—	4,382,986	4,382,986

Net income / (loss)	—	(377,785)	(22,419,696)	(22,797,481)

Redemptions	(94,300,976)	—	(88,496,567)	(88,496,567)

PARTNERS’ CAPITAL, September 30, 2013	164,663,222	$3,258,918	$151,492,988	$154,751,906

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A		Series F		Series G		Series I

Per Unit Operating Performance:

Net asset value, beginning of period	$0.9551		$230.67		$0.9991		$1.1835

Realized trading losses	(0.0402)		(9.72)		(0.0421)		(0.0506)
Change in unrealized trading profits	0.0120		2.91		0.0126		0.0151
Change in value of Investments in Non-Consolidated LLCs (3)	(0.0393)		(9.49)		(0.0411)		(0.0396)
Interest	0.0002		0.06		0.0002		0.0003
Expenses	(0.0326)		(7.88)		(0.0341)		(0.0233)

Net asset value, end of period	$0.8552		$206.55		$0.8946		$1.0854

Total Return: (3)

Total return (before Profit Shares)	-10.46%		-10.46%		-10.46%		-8.27%
Profit Shares	0.00%		0.00%		0.00%		-0.02%
Total return	-10.46%		-10.46%		-10.46%		-8.29%

Ratios to Average Net Assets:(1) (2) (4)

Expenses (before Profit Shares)	4.70%		4.72%		4.72%		2.65%
Profit Shares	0.00	%(5)	0.00	%(5)	0.00	%(5)	0.02%
Expenses	4.70%		4.72%		4.72%		2.67%

Net investment loss	-4.67%		-4.69%		-4.69%		-2.64%

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

(4) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A would be 7.03%, 0.00%, 7.03% and (7.02)%, respectively, Series F & Series G would be 7.04%, 0.00%, 7.04% and (7.03)%, respectively; for Series I would be 3.86%, 0.02%, 3.88% and (3.87)%, respectively.

(5) The Profit Shares ratios round to less than 0.01%.

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

The interim financial information at September 30, 2013 and 2012, and for the periods ended September 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

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

The General Partner terminated the advisory agreement with the Trading Advisor for Nets Global Horizons, LLC on February 22, 2013, paid all proceeds to its members in March 2013 and the Non-Consolidated LLC commenced liquidation on March 31, 2013. The liquidation was completed on September 11, 2013.

The Bank of New York Mellon provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), UBS Securities LLC (“UBS Securities”), Barclays Bank PLC (“Barclays”) and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“State Street”). As of, and for the periods ended September 30, 2013 and 2012, there were no assets held in any Portfolio Funds.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, MS&Co, UBS Securities, UBS AG (“UBS”), HSBC Bank PLC (“HSBC”), Barclays and State Street each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, MS&Co., Barclays and UBS Securities (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, MS&Co., Barclays and UBS Securities, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in Net unrealized profit / market value on open contracts / options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in Net unrealized loss / market value on open contracts / options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.              PARTNERS’ CAPITAL

At September 30, 2013 and December 31, 2012, the Net Asset Values of the different Series of Units were:

September 30, 2013	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$124,251,207	145,285,580	$0.8552
Series F	12,923,313	62,569	$206.55
Series G	15,881,976	17,753,054	$0.8946
Series I	1,695,410	1,562,019	$1.0854
Total Partners’ Capital	$154,751,906	164,663,222

December 31, 2012	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$220,539,487	230,899,814	$0.9551
Series F	17,551,923	76,090	$230.67
Series G	21,236,500	21,255,467	$0.9991
Series I	2,335,058	1,973,082	$1.1835
Total Partners’ Capital	$261,662,968	254,204,453

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

There were no Level 3 assets held at September 30, 2013, December 31, 2012 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of September 30, 2013 and December 31, 2012.

		Fair Value at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$76,532,496	$76,532,496	$—
Investments in Non-Consolidated LLCs	56,369,218	—	56,369,218
Futures (1)	314,636	314,636	—
Forwards (1)	82,404	—	82,404
Options (1)	(60,307)	(49,917)	(10,390)
	$133,238,447	$76,797,215	$56,441,232

Description	December 31, 2012
Cash Equivalents	$117,403,824	$117,403,824	$—
Investments in Non-Consolidated LLCs	99,262,759	—	99,262,759
Futures (1)	416,804	416,804	—
Forwards (1)	(2,072,428)	—	(2,072,428)
Options (1)	(29,494)	132,601	(162,095)
	$214,981,465	$117,953,229	$97,028,236

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and Non-consolidated LLCs, engages in the speculative trading of derivative contracts on interest rates, commodities, currencies, metals, energy, agriculture and stock indices. The following were the primary trading risk exposures of such derivative contracts as of September 30, 2013, organized by market sector:

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

As noted in Note 1, during the normal course of business, the Partnership, through each Trading Advisor, enters into derivative contracts with various clearing brokers and derivatives counterparties. Pursuant to the agreements with each clearing broker and derivative counterparty, certain positions have been netted in the Consolidated Statements of Financial Condition to reflect the legal right of offset with each clearing broker and derivative counterparty. Such netting is performed on a Trading Advisor by Trading Advisor basis with each clearing broker and derivative counterparty, and thus positions entered by each Trading Advisor are not netted between Trading Advisors.  The tables below present the offsetting on a basis by commodity industry sector.  As the receivables and payables are netted by clearing broker and derivative counterparty and by Trading Advisor, as appropriate under GAAP, the presentation below does not reflect amounts across commodity industry sectors which have been netted in the Consolidated Statements of Financial Condition.  Thus, amounts for certain commodity industry sectors may appear to be netted in excess of the gross amounts of recognized assets or liabilities, as indicated by a negative net asset amount or positive net liability amount in the net amounts presented in the Consolidated Statements of Financial Condition in the tables below.

As of 9/30/2013

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
Commodity	Gross Amounts of	Amounts offset in the Consolidated Statements	Amounts presented in the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Condition	of Financial Condition

Futures
Agriculture	$499,976	$(332,922)	$167,054
Currencies	530,228	(110,069)	420,159
Energy	328,826	(507,695)	(178,869)
Interest rates	450,237	(285,905)	164,332
Metals	1,155,307	(1,335,250)	(179,943)
Stock indices	72,426	(311,068)	(238,642)
Subtotal	3,037,000	(2,882,909)	154,091

Forwards
Currencies	900,133	(815,001)	85,132

Options
Agriculture	880,346	(27,918)	852,428
Currencies	118,875	(70,688)	48,187
Energy	—	(99,300)	(99,300)
Interest rates	94,187	(203,531)	(109,344)
Metals	779,530	(2,440)	777,090
Stock indices	171,463	(202,988)	(31,525)
Subtotal	2,044,401	(606,865)	1,437,536

Total Derivatives subject to a master netting or similar arrangement	5,981,534	(4,304,775)	1,676,759

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$5,981,534	$(4,304,775)	$1,676,759

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity Industry Sector	Amounts of Recognized Liabilities	the Consolidated Statements of Financial Condition	the Consolidated Statements of Financial Condition

Futures
Agriculture	$(297,821)	$332,922	$35,101
Currencies	(96,258)	110,069	13,811
Energy	(391,701)	507,695	115,994
Interest rates	(86,566)	285,905	199,339
Metals	(1,351,243)	1,335,250	(15,993)
Stock indices	(498,775)	311,068	(187,707)
Subtotal	(2,722,364)	2,882,909	160,545

Forwards
Currencies	(817,729)	815,001	(2,728)

Options
Agriculture	(356,651)	27,918	(328,733)
Currencies	(318,452)	70,688	(247,764)
Energy	(99,300)	99,300	—
Interest rates	(755,500)	203,531	(551,969)
Metals	(2,580)	2,440	(140)
Stock indices	(572,225)	202,988	(369,237)
Subtotal	(2,104,708)	606,865	(1,497,843)

Total Derivatives subject to a master netting or similar arrangement	(5,644,801)	4,304,775	(1,340,026)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(5,644,801)	$4,304,775	$(1,340,026)

As of 12/31/2012

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Condition	of Financial Condition

Futures
Agriculture	$168,568	$(274,704)	$(106,136)
Currencies	718,875	(378,990)	339,885
Energy	574,348	(442,954)	131,394
Interest rates	562,168	(245,882)	316,286
Metals	2,403,115	(2,661,358)	(258,243)
Stock indices	677,507	(382,114)	295,393
Subtotal	5,104,581	(4,386,002)	718,579

Forwards
Currencies	959,887	(764,945)	194,942

Options
Agriculture	—	—	—
Currencies	2,200	(2,200)	—
Energy	4,730	(4,840)	(110)
Interest rates	30,182	(47,438)	(17,256)
Metals	370,030	—	370,030
Stock indices	150,700	(75,350)	75,350
Subtotal	557,842	(129,828)	428,014

Total Derivatives subject to a master netting or similar arrangement	6,622,310	(5,280,775)	1,341,535

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$6,622,310	$(5,280,775)	$1,341,535

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Condition	of Financial Condition

Futures
Agriculture	$(258,132)	$274,704	$16,572
Currencies	(494,614)	378,990	(115,624)
Energy	(413,383)	442,954	29,571
Interest rates	(292,476)	245,882	(46,594)
Metals	(2,900,138)	2,661,358	(238,780)
Stock indices	(329,033)	382,114	53,081
Subtotal	(4,687,776)	4,386,002	(301,774)

Forwards
Currencies	(3,032,317)	764,945	(2,267,372)

Options
Agriculture	—	—	—
Currencies	(203,826)	2,200	(201,626)
Energy	(32,560)	4,840	(27,720)
Interest rates	(91,369)	47,438	(43,931)
Metals	(116,030)	—	(116,030)
Stock indices	(143,550)	75,350	(68,200)
Subtotal	(587,335)	129,828	(457,507)

Total Derivatives subject to a master netting or similar arrangement	(8,307,428)	5,280,775	(3,026,653)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(8,307,428)	$5,280,775	$(3,026,653)

As of 9/30/2013

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$159,615	$—	$—
Counterparty B	120,527	—	—
Counterparty C	—	—	—
Counterparty D	1,108,111	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	70,945	—	—
	$1,459,198	$—	$—

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	1,038,402	1,038,402	—
Counterparty D	—	—	—
Counterparty E	4,265	4,265	—
Counterparty F	—	—	—
Counterparty G	79,798	79,798	—
Counterparty H	—	—	—
	$1,122,465	$1,122,465	$—

As of 12/31/2012

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$—	$—	$—
Counterparty B	708,832	—	—
Counterparty C	—	—	—
Counterparty D	397,408	—	—
Counterparty E	—	—	—
Counterparty F	78,890	—	—
	$1,185,130	$—	$—

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$216,144	$216,144	$—
Counterparty B	—	—	—
Counterparty C	248,713	248,713	—
Counterparty D	—	—	—
Counterparty E	2,405,391	2,214,223	191,168
Counterparty F	—	—	—
	$2,870,248	$2,679,080	$191,168

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 1% to 10% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at September 30, 2013 and December 31, 2012 was $16,045,619 and $17,940,020 respectively, which equals 10.37% and 6.86% of the net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended September 30, 2013, 179,826 contracts were closed.  The fair value of options held as of September 30, 2013 includes premiums paid of $1,197,344 and received of $1,937,303. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of September 30, 2013 are as follows:

	Long Positions			Long Positions Unrealized		Short Positions			Short Positions Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	288	$83,461	$(42,789)	$40,672	0.03%	(813)	$416,515	$(255,032)	$161,483	0.10%	$202,155	0.13%	October 13 - February 15
Currencies	320	415,089	(10,785)	404,304	0.26%	(116)	115,139	(85,473)	29,666	0.02%	433,970	0.28%	November 13 -December 13
Energy	419	31,082	(339,675)	(308,593)	-0.20%	(420)	297,744	(52,026)	245,718	0.16%	(62,875)	-0.04%	October 13 - December 14
Interest rates	1,937	321,424	(58,001)	263,423	0.17%	(996)	128,813	(28,565)	100,248	0.06%	363,671	0.23%	October 13 - December 16
Metals	766	814,792	(587,053)	227,739	0.15%	(757)	340,515	(764,190)	(423,675)	-0.27%	(195,936)	-0.12%	October 13 - August 14
Stock indices	890	56,466	(498,125)	(441,659)	-0.29%	(21)	15,960	(650)	15,310	0.01%	(426,349)	-0.28%	October 13 - December 13
Subtotal	4,620	1,722,314	(1,536,428)	185,886	0.12%	(3,123)	1,314,686	(1,185,936)	128,750	0.08%	314,636	0.20%

Forwards
Currencies		526,406	(272,463)	253,943	0.16%		373,727	(545,266)	(171,539)	-0.11%	82,404	0.05%	October 13 - February 14

Options
Agriculture	908	551,613	—	551,613	0.36%	(221)	—	(27,918)	(27,918)	-0.02%	523,695	0.34%	October 13 - April 14
Currencies	—	70,688	—	70,688	0.05%	—	—	(270,265)	(270,265)	-0.17%	(199,577)	-0.12%	October 13 - November 13
Energy	—	—	—	—	0.00%	(45)	—	(99,300)	(99,300)	-0.06%	(99,300)	-0.06%	October 13
Interest rates	480	203,531	—	203,531	0.13%	(2,126)	—	(864,844)	(864,844)	-0.56%	(661,313)	-0.43%	October 13 - December 13
Metals	41	779,390	—	779,390	0.50%	(20)	—	(2,440)	(2,440)	0.00%	776,950	0.50%	November 13
Stock indices	206	202,988	—	202,988	0.13%	(634)	—	(603,750)	(603,750)	-0.39%	(400,762)	-0.26%	October 13 - December 13
Subtotal	1,635	1,808,210	—	1,808,210	1.17%	(3,046)	—	(1,868,517)	(1,868,517)	-1.20%	(60,307)	-0.03%

Total	6,255	$4,056,930	$(1,808,891)	$2,248,039	1.45%	(6,169)	$1,688,413	$(3,599,719)	$(1,911,306)	-1.23%	$336,733	0.22%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of September 30, 2013.

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

	Long Positions			Long Positions Unrealized		Short Positions			Short Positions Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	227	$30,992	$(210,917)	$(179,925)	-0.07%	(191)	$137,576	$(47,215)	$90,361	0.04%	$(89,564)	-0.03%	January 13 - December 13
Currencies	671	166,846	(485,889)	(319,043)	-0.12%	(146)	552,029	(8,725)	543,304	0.21%	224,261	0.09%	January 13 - March 13
Energy	513	364,585	(120,408)	244,177	0.09%	(413)	209,763	(292,975)	(83,212)	-0.03%	160,965	0.06%	January 13 - December 13
Interest rates	3,850	553,893	(218,013)	335,880	0.13%	(209)	8,275	(74,463)	(66,188)	-0.03%	269,692	0.10%	January 13 - March 16
Metals	1,042	2,081,342	(671,087)	1,410,255	0.54%	(949)	321,773	(2,229,051)	(1,907,278)	-0.73%	(497,023)	-0.19%	January 13 - March 14
Stock indices	1,219	655,637	(328,838)	326,799	0.12%	(90)	21,870	(195)	21,675	0.01%	348,474	0.13%	January 13 - December 13
Subtotal	7,522	3,853,295	(2,035,152)	1,818,143	0.69%	(1,998)	1,251,286	(2,652,624)	(1,401,338)	-0.53%	416,805	0.16%

Forwards
Currencies		355,855	(287,104)	68,751	0.03%		604,032	(2,745,213)	(2,141,181)	-0.82%	(2,072,430)	-0.79%	January 13 - September 13

Options
Currencies	—	2,200	—	2,200	0.00%	—	—	(203,826)	(203,826)	-0.08%	(201,626)	-0.08%	January 13
Energy	33	4,840	—	4,840	0.00%	(33)	—	(32,670)	(32,670)	-0.01%	(27,830)	-0.01%	January 13 - February 13
Interest rates	110	47,438	—	47,438	0.02%	(407)	—	(108,625)	(108,625)	-0.04%	(61,187)	-0.02%	January 13 - February 13
Metals	79	254,000	—	254,000	0.10%	—	—	—	—	0.00%	254,000	0.10%	January 13 - November 13
Stock indices	44	75,350	—	75,350	0.03%	(88)	—	(68,200)	(68,200)	-0.03%	7,150	0.00%	January 13
Subtotal	266	383,828	—	383,828	0.15%	(528)	—	(413,321)	(413,321)	-0.16%	(29,493)	-0.01%

Total	7,788	$4,592,978	$(2,322,256)	$2,270,722	0.87%	(2,526)	$1,855,318	$(5,811,158)	$(3,955,840)	-1.51%	$(1,685,118)	-0.64%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2012.

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through September 30, 2013 and December 31, 2012, respectively:

September 30, 2013

Non-Consolidated LLC	Partnership’s Fair Value	Partnership’s Cost	Partnership’s investment % of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Alamo Global Horizons, LLC	$9,553,863	$10,807,645	79.75%	2%	20%		Monthly
Breakout Global Horizons, LLC	10,558,261	11,607,360	72.07%	1%	15%		Monthly
Cambridge Global Horizons, LLC	10,010,193	13,411,589	65.32%	1.35%	10%		Monthly
Quaker Global Horizons, LLC	15,571,998	16,209,445	76.19%	1%	20	% (1)	Monthly
Quantum Global Horizons, LLC	10,674,903	13,269,723	50.02%	0%	30%		Monthly

Total	$56,369,218	$65,305,762

(1) If net contribution amount is more than $50 million, the percentage shall equal 17.5%

December 31, 2012

Non-Consolidated LLC	Partnership’s Fair Value	Partnership’s Cost	Partnership’s investment % of Non-Consolidated LLC	Management Fee	Profit Share	Redemptions Permitted
Alamo Global Horizons, LLC	$17,559,155	$20,116,405	76.18%	2%	20%	Monthly
Breakout Global Horizons, LLC	18,966,146	23,560,266	48.24%	1%	15%	Monthly
Cambridge Global Horizons, LLC	24,462,897	21,260,160	59.84%	2%	20%	Monthly
Nets Global Horizons, LLC	17,110,071	22,837,847	57.54%	2%	17%	Monthly
Quantum Global Horizons, LLC	21,164,490	20,640,437	47.64%	0%	30%	Monthly

Total	$99,262,759	$108,415,115

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month periods ended September 30, 2013 and 2012 are as follows:

2013

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$1,174,749	$(569,511)	$605,238
Currencies	(845,599)	418,591	(427,008)
Energy	(570,306)	(63,511)	(633,817)
Interest rates	(2,856,907)	667,058	(2,189,849)
Metals	(692,491)	40,618	(651,873)
Stock indices	(668,081)	(355,910)	(1,023,991)
Subtotal	(4,458,635)	137,335	(4,321,300)

Forwards
Currencies	(1,280,167)	778,194	(501,973)

Options
Agriculture	(10,550)	100,314	89,764
Currencies	580,873	(66,999)	513,874
Energy	194,199	(28,420)	165,779
Interest rates	1,768,510	292,358	2,060,868
Metals	(30,726)	(252,194)	(282,920)
Stock indices	214,727	48,823	263,550
Subtotal	2,717,033	93,882	2,810,915

Total	$(3,021,769)	$1,009,411	$(2,012,358)

2012

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$766,571	$(256,494)	$510,077
Currencies	(513,798)	(250,553)	(764,351)
Energy	(1,234,815)	252,774	(982,041)
Interest rates	(563,840)	1,510,641	946,801
Metals	(109,822)	(94,077)	(203,899)
Stock indices	1,237,452	(894,158)	343,294
Subtotal	(418,252)	268,133	(150,119)

Forwards
Currencies	(507,442)	895,424	387,982

Options
Currencies	301,280	(46,385)	254,895
Energy	337,720	123,200	460,920
Interest rates	1,032,496	(139,380)	893,116
Metals	46,549	—	46,549
Stock indices	301,208	(126,044)	175,164
Subtotal	2,019,253	(188,609)	1,830,644

Total	$1,093,559	$974,948	$2,068,507

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the nine month periods ended September 30, 2013 and 2012 are as follows:

2013

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$43,495	$291,719	$335,214
Currencies	(3,279,505)	148,813	(3,130,692)
Energy	(2,007,014)	(223,839)	(2,230,853)
Interest rates	(6,978,246)	93,979	(6,884,267)
Metals	(682,577)	301,087	(381,490)
Stock indices	2,763,307	(774,824)	1,988,483
Subtotal	(10,140,540)	(163,065)	(10,303,605)

Forwards
Currencies	(5,654,410)	2,154,833	(3,499,577)

Options
Agriculture	(65,264)	182,358	117,094
Currencies	2,260,243	115,554	2,375,797
Energy	711,474	(35,615)	675,859
Interest rates	3,855,289	(87,048)	3,768,241
Metals	(263,743)	660,541	396,798
Stock indices	474,425	39,249	513,674
Subtotal	6,972,424	875,039	7,847,463

Total	$(8,822,526)	$2,866,807	$(5,955,719)

2012

Commodity	Realized Profits	Change in Net Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$(885,136)	$(244,790)	$(1,129,926)
Currencies	(3,505,286)	(750,673)	(4,255,959)
Energy	1,452,691	(216,930)	1,235,761
Interest rates	2,502,561	(16,711)	2,485,850
Metals	(1,352,748)	225,968	(1,126,780)
Stock indices	(424,597)	(676,388)	(1,100,985)
Subtotal	(2,212,515)	(1,679,524)	(3,892,039)

Forwards
Currencies	(3,141,932)	(449,733)	(3,591,665)

Options
Currencies	874,033	(25,307)	848,726
Energy	867,172	13,132	880,304
Interest rates	3,409,469	(63,560)	3,345,909
Metals	114,703	—	114,703
Stock indices	843,694	(46,987)	796,707
Subtotal	6,109,071	(122,722)	5,986,349

Total	$754,624	$(2,251,979)	$(1,497,355)

5.              RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, $76,532,496 and $117,403,824, respectively, were invested in an affiliated BlackRock money market fund.  The Due from Non-Consolidated LLCs balance of $2,597,123 and $6,049,277 included in the Consolidated Statements of Financial Condition as of September 30, 2013 and 2012, respectively, represents the amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership.

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

In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 also amends the current requirements related to qualifying for the “investment company deferral” as well as the requirements related to qualifying for the “net asset value practical expedient”. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact of adopting ASU 2013-08.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of September 1, 2013, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading LP — Diversified Program*	Systematic	Long-term trend-following	6.20%	Registered	Not Registered

Blackwater Capital Management LLC — Diversified Program*	Systematic	Medium-term trend-following	7.00%	Registered	Not Registered

Cantab Capital Partners LLP — Core Macro Fund Program*	Systematic	Medium-term trend-following and mean reversion	6.30%	Registered	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend following	7.75%	Registered	Registered

Crabel Capital Management LLC — Diversified Futures Program	Systematic	Short-term trend-following	7.20%	Registered	Not Registered

G Capital Fund Management LLC — Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.00%	Registered	Registered

Higgs Capital Management, LLP	Discretionary	Discretionary macro	12.75%	Not Registered	Not Registered

Ortus Capital Management Limited — Currency Program	Systematic	Medium-term econometric	5.75%	Registered	Registered

QMS Capital Management LP*	Systematic	Diversified financial focus	9.75%	Registered	Not Registered

Quantitative Investment Management — Global Program*	Systematic	Short-term pattern recognition	7.00%	Registered	Registered

Solaise Capital Management, LLP — Systematic Program	Systematic	Medium-term trend-following	7.95%	Registered	Registered

Winton Capital Management Ltd — Diversified Program	Systematic	Medium-term trend-following	10.35%	Registered	Registered

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

Profit Shares. Profit Shares generally are between 10% and 30% of the net capital appreciation in the Partnership’s account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and are calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading.  Each Trading Advisor must earn back any losses previously experienced by the Trading Advisor prior to any new Profit Shares being paid.  However, Profit Shares once paid to a Trading Advisor are not subject to being repaid to the Partnership from the Trading Advisor as a result of subsequent realized or unrealized losses.

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $25,000,000; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; Higgs Capital Management LLP: $10,000,000; Ortus Capital Management Limited: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; QMS Capital Management LP: $20,000,000 and Winton Capital Management Ltd.: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.  To date, no Trading Advisor for which the minimum investment maintenance level is not maintained has requested to terminate its respective advisory agreement.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$251.39	$249.47	$242.48	$242.36	$252.68	$242.35	$248.75	$244.19	$239.40
2013	$230.35	$227.16	$227.07	$228.51	$219.45	$213.44	$212.92	$207.80	$206.55

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at September 30, 2013, and 2012, which excludes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

2013

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Capital Fund Management S.A.	$(1,431,402)	$302,236	$(70,211)	$(1,199,377)
Crabel Capital Management LLC	(3,297,632)	(508,959)	(472,769)	(4,279,360)
G Capital Fund Management LLC	25,490	169,244	(94,189)	100,545
Higgs Capital Management LLP	430,625	506,479	(100,163)	836,941
Ortus Capital Management Limited	(5,058,602)	2,401,126	—	(2,657,476)
Solaise Capital Management LLP	(353,707)	47,790	(36,616)	(342,533)
Winton Capital Management Ltd.	862,702	(51,109)	(15,109)	796,484
Total	$(8,822,526)	$2,866,807	$(789,057)	$(6,744,776)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2013 was 1.33% and the weighted average Profit Share was 20%. The range of Management Fees as of September 30, 2013 was 0% to 2% (annualized) and the range of Profit Shares was 10% to 30%.

2012

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Boronia Capital PTY Ltd	$181,746	$(33,487)	$(341,316)	$(193,057)
Capital Fund Management S.A.	(2,290,415)	6,246	(120,598)	(2,404,767)
Crabel Capital Management LLC	(59,062)	(126,177)	(179,837)	(365,076)
G Capital Fund Management LLC	2,344,005	3,443	(58,036)	2,289,412
Mapleridge Capital Corporation	347,453	(82,584)	(43,947)	220,922
Ortus Capital Management Limited	(649,708)	(528,235)	—	(1,177,943)
Solaise Capital Management LLP	1,239,203	(658,509)	(55,902)	524,792
Winton Capital Management Ltd.	(358,598)	(832,676)	(33,085)	(1,224,359)
Total	$754,624	$(2,251,979)	$(832,721)	$(2,330,076)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2012 was 1.43% and the weighted average Profit Share was 21%. The range of Management Fees as of September 30, 2012 was 0% to 2.5% (annualized) and the range of Profit Shares was 15% to 30%.

Performance Summary - Results of Trading

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

For much of the third quarter of 2013, U.S. investors and financial media were focused on the Fed and its anticipated decision to potentially decelerate its ongoing QE program.  However, the Fed surprised industry observers by maintaining the program unabated. Meanwhile, throughout the quarter, developments in Syria grabbed headlines over the growing threat of a U.S. military response to Syria’s alleged use of chemical weapons in the region.  Rallies associated with a potential diplomatic solution between the U.S. and Syria, and the Fed’s decision not to taper generally cemented gains for most broad U.S. equity and credit indices for the quarter.

In Europe, both credit and equity markets broadly rallied on growing investor confidence that the region has moved past the worst point of its recession. The victory of German Chancellor Angela Merkel’s Christian Democratic Party in the recent election was also cheered by investors as a sign of popular support for Europe’s current policy mix. In Japan, Prime Minister Shinzo Abe’s suite of economic policies continued to drive positive progress, including a 3.7% annualized GDP growth for the second quarter, the highest among G7 nations. Meanwhile, fears of an economic slowdown in China seem to be dissipating, driving strong equity gains in China and Korea. However, Indonesian markets notably suffered as local policymakers raised interest rates in an effort to contain accelerating inflation.

Physical metals were among the largest detractors from performance for the quarter. Trading Advisors remained short most of the metal complex throughout most of the quarter, experiencing notable early losses in gold, platinum and copper positions.  Gold prices were particularly troublesome, as short momentum positions built up over a nearly 25% price decline in the first half of the year were met with rising gold prices in July and August, which again reversed in September as momentum models began to once again build long exposures.

Returns from the Partnership’s energy holdings were positive in July and August, but these gains were more than offset by losses in September.  Early gains were mainly driven by positions in long crude oil and refined products, with the run-up in crude prices primarily driven by the recent Syrian conflict, and other political tensions in the Middle East.  However, by September, sharp reversals in prices across all petroleum-based products drove later-period losses, led by a substantial sell-off in crude oil in the last two weeks of the month. Overall, following the recent trend reversals after price peaks in early September in the energy complex, Trading Advisors have worked to reduce their exposure to both crude and refined products, but continue to have sizeable long exposure to other petroleum-based products.

Foreign exchange holdings were also substantial detractors from results. Trading Advisors had been shifting allocations to the U.S. dollar throughout the quarter - exposure evolved from generally short in June to long in August to short again in September. However, the U.S. dollar declined fairly consistently over the quarter, driving early losses and slight gains later in the period. In general, quarter-end exposure is concentrated in G7 currencies, as Trading Advisors reduced exposure to emerging currency positions during August as strong flows out of emerging markets put substantial pressures on emerging market currencies.

Fixed income and rates positions experienced consistent losses for the period as well. U.S. bond markets continued to experience substantial amounts of volatility surrounding the Fed’s tapering decision and the U.S. debt ceiling debates. Amid this uncertainty, fixed income securities have experienced substantial repricings since mid-May related to anticipated policy changes, and yields have moved substantially higher over a relatively short period of time. As a result, by mid-quarter, few Trading Advisors were taking substantial positions in short-term rates positions. By quarter-end, exposure remains diversified across most geographies and tenors, and rates exposure is nearly flat in terms of directional duration bets.

Equity-based activity was a positive contributing strategy for this quarter. Stock index trading generated robust gains, sourced across a number of long positions. In particular, exposure to European stocks were strong source of returns, as European stock indices posted substantial gains on renewed economic confidence in the region. Generally, Trading Advisors increased long exposures to U.S. and European equity markets, which has been beneficial as equities continued their year-long trend toward higher prices and lower correlation with other macro asset classes. This is congruent with ongoing market dynamics in which European and developed market stocks have seen inflows from emerging markets.

Trading in the agricultural sector was beneficial to performance. Broadly, Trading Advisors have been maintaining an aggregate short exposure to many agriculture segments during the quarter, with the largest short positions generally in corn, wheat, and coffee by quarter-end.  Sharp declines in corn prices in July and September driven by high reported production were particularly helpful to returns, as was a relatively consistent erosion of coffee prices during the quarter.

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

July 1, 2012 to September 30, 2012

The Partnership’s performance was buoyed by strong early results in the third quarter, producing overall gains for the period despite moderate losses in August and September. The third quarter was marked by a more relaxed posture towards risk by investors, encouraged in part by major monetary policy actions in the U.S. and Europe. In late July, the President of the ECB indicated a steadfast readiness to protect the euro “whatever it takes”, and proposed using ECB rescue funds to purchase 2-year bonds from troubled Eurozone countries, contingent on structural reforms from recipient countries. In the U.S., the Fed finally revealed its third major QE program, which unlike the first two, is designed to be open-ended, intending to extend asset purchases and current interest rate levels until after the economy improves.

Fixed income holdings were a primary driver of returns for the third quarter, bolstering gains early in the period. Long exposures to Eurodollar holdings and U.S. Treasuries drove strong returns as weak economic data fueled a “risk-off” posture by investors seeking safety.  However, long holdings in 5-year and 10-year German bunds lost ground in August, and momentum-based Trading Advisors struggled with reversals in 10-year Treasuries in September, partially mitigating early quarter gains.

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

Energy was also a drag on overall Partnership performance.  Short positioning in Brent crude early in the quarter worked against Trading Advisors as oil prices steadily climbed on improving economic sentiment and worries of supply disruptions during hurricane season in the Gulf of Mexico. As momentum Trading Advisors turned oil exposures long and gas exposure short in September, prices for both commodities reversed, adding further losses for the Partnership.

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s Investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The continued lower level of interest rates in 2013 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 85% of its assets are earning interest.  For the nine and three months ended September 30, 2013, the Partnership earned $59,502 and $6,992, respectively, in interest income, or approximately 0.03% and 0.00% (rounds to less than 0.01%), respectively, of the Partnership’s average month-end net assets.  For the nine and three months ended September 30, 2012, the Partnership earned $170,270 and $50,912, respectively, in interest income, or approximately 0.05% and 0.02% of the Partnership’s average month-end assets.  The average interest rates for the nine and three months ended September 30, 2013 were 0.04% and 0.02% respectively.  The average interest rates for the nine and three months ended September 30, 2012 were 0.10% and 0.09% respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  As such, expenses that vary with net assets are lower as of September 30, 2013 when compared to the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 35%, when compared to the nine months ended September 30, 2012.  Profit Shares decreased for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012 primarily due to the Partnership’s lower profitability and also less profitable Trading Advisors.

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

There were no commitments for capital expenditures as of September 30, 2013, the end of the most recent reporting period.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements other than with counterparties and has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forward and option contracts, both long and short.  The Partnership may also engage in trading derivatives.  The Partnership’s financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at September 30, 2013.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly periods ended September 30, 2013 and September 30, 2012.  During these periods, the Partnership’s average capitalization, excluding the Partnership’s Investments in the Non-Consolidated LLCs, were $112,670,526 and $201,589,103 respectively.

As of September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$174,580	0.15%	$276,293	$1,818
Currencies	2,349,619	2.09%	2,637,756	2,156,577
Energy	120,975	0.11%	226,180	8,084
Interest rates	11,513,514	10.22%	13,098,374	9,842,439
Metals	94,062	0.08%	162,562	45,380
Stock indices	956,879	0.85%	1,480,176	627,797

TOTAL	$15,209,629	13.50%	$17,881,341	$12,682,095

As of September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$161,487	0.08%	$181,989	$150,163
Currencies	2,260,023	1.12%	2,684,654	1,724,755
Energy	137,412	0.07%	269,070	29,702
Interest Rates	17,411,792	8.64%	18,367,764	16,483,837
Metals	163,879	0.08%	290,846	96,880
Stock Indices	714,254	0.35%	961,806	396,998

TOTAL	$20,848,847	10.34%	$22,756,129	$18,882,335

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended September 30, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A

	Subscription
	Amount	Units	NAV
Jul-13	$761,000	861,055	$0.8838
Aug-13	391,000	443,512	0.8816
Sep-13	370,000	430,032	0.8604

SERIES I

	Subscription
	Amount	Units	NAV
Jul-13	$—	—	$1.1127
Aug-13	—	—	1.1128
Sep-13	—	—	1.0891

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2013:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2013	1,414	$212.92	$301,069
August 31, 2013	2,845	207.80	591,191
September 30, 2013	1,313	206.55	271,200

Total	5,572		$1,163,460

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2013	12,673,254	$0.8816	$11,172,740
August 31, 2013	8,735,846	0.8604	7,516,322
September 30, 2013	7,331,675	0.8552	6,270,048

Total	28,740,775		$24,959,110

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2013	361,785	$0.9222	$333,638
August 31, 2013	376,628	0.9000	338,965
September 30, 2013	256,690	0.8946	229,635

Total	995,103		$902,238

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2013	226,392	$1.1128	$251,929
August 31, 2013	44,015	1.0891	47,937
September 30, 2013	21,910	1.0854	23,781

Total	292,317		$323,647

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

101

The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 8, 2013	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 8, 2013	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)