Form 10-K
period 2013-12-31
BlackRock Global Horizons I L.P.
filed 2014-03-21
CIK 904918

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013
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

         As of February 1, 2014, limited partnership units with an aggregate value of $127,614,091 were outstanding.

Documents Incorporated by Reference

         The registrant's 2013 Annual Report and Report of Independent Registered Public Accounting Firm, and the annual report to security holders for the fiscal year ended December 31, 2013 is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Michael Pungello at 609-282-6996.

BLACKROCK GLOBAL HORIZONS I L.P.

ANNUAL REPORT FOR 2013 ON FORM 10-K

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

        As of December 31, 2013, the capitalization of the Partnership was $131,681,323 and the Net Asset Value per Series F (the initial Series of Units), originally $100 as of January 4, 1994, had risen to $212.56.

        Through December 31, 2013, the highest month-end Net Asset Value of Series F Units was $284.04 (January 31, 2009) and the lowest was $97.36 (February 28, 1994).

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

        All wholly owned subsidiaries of the Partnership have been consolidated. All transactions between consolidated subsidiaries have been eliminated in consolidation. From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor. In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the "Non-Consolidated LLCs"), and the Partnership's investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial

Condition. Effective May 1, 2011 and subsequently on November 1, 2011 and May 7, 2013, other funds managed by the General Partner invested in several of the subsidiaries of the Partnership.

  (b)    Financial Information about Segments:

        The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool". The Partnership does not engage in sales of goods or services. See Item 15—"Exhibits and Consolidated Financial Statement Schedules".

  (c)    Narrative Description of Business:

  General

        The Partnership trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time. The Partnership's assets are allocated and reallocated by the General Partner to subsidiaries managed by the Trading Advisors on behalf of the Partnership, applying proprietary strategies in numerous markets. The General Partner, in its discretion, forms one or more subsidiaries (for example, as one or more limited liability companies) to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. The Partnership may also continue to hold assets at the "parent company" level, which may not be identifiable to one or more subsidiaries.

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

        Set forth below is a chart which provides the Partnership's current Trading Advisors, the portion of the Partnership's assets that each controlled as of December 1, 2013, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor's program is discretionary or systematic, as well as the commodity pool operator ("CPO") and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the "CFTC") and Securities and Exchange Commission (the "SEC"), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading LP—Diversified Program*	Systematic	Long-term trend-following	6.20%	Registered	Not Registered
Blackwater Capital Management LLC—Diversified Program*	Systematic	Medium-term trend-following	6.90%	Registered	Not Registered
Cantab Capital Partners LLP—Core Macro Fund Program*	Systematic	Medium-term trend-following and mean reversion	6.40%	Registered	Not Registered
Capital Fund Management S.A.	Systematic	Short-term trend following	7.00%	Registered	Registered
Crabel Capital Management LLC—Diversified Futures Program	Systematic	Short-term trend-following	7.50%	Registered	Not Registered
G Capital Fund Management LLC—Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.00%	Registered	Registered
Higgs Capital Management, LLP	Discretionary	Discretionary macro	12.50%	Not Registered	Not Registered
Ortus Capital Management Ltd—Currency Program	Systematic	Medium-term econometric	4.75%	Registered	Registered
QMS Capital Management LP*	Systematic	Diversified financial focus	10.75%	Registered	Not Registered
Quantitative Investment Management—Global Program*	Systematic	Short-term pattern recognition	7.25%	Registered	Registered
Solaise Capital Management, LLP—Systematic Program	Systematic	Medium-term trend-following	8.25%	Registered	Registered
Winton Capital Management Ltd.—Diversified Program	Systematic	Medium-term trend-following	10.50%	Registered	Registered

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

        The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Partnership's prior filings. The principal terms of this form of advisory agreement include the management fees (the "Management Fees"), performance-based allocations (the "Profit Shares"), indemnification provisions and the term of the advisory agreement. Set forth below are general summary descriptions of these terms as well as the minimum account maintenance level of each Trading Advisor. As each advisory agreement is specifically negotiated with each Trading Advisor, there are certain variations within the terms of each of the advisory agreements. As noted above, each of these advisory agreements have been attached as exhibits to certain of the Partnership's prior filings.

          Management Fees.    Generally, Management Fees approximate between 0% and 2% (annualized) of the Net Asset Value of the Partnership's account managed by a Trading Advisor.

          Profit Shares.    Profit Shares generally are between 10% and 30% of the net capital appreciation in the Partnership's account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and are calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading. Each Trading Advisor must earn back any losses previously experienced by the Trading Advisor prior to any new Profit Shares being paid. However, Profit Shares once paid to a Trading Advisor are not subject to being repaid to the Partnership from the Trading Advisor as a result of subsequent realized or unrealized losses.

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

          Minimum Investment Maintenance Levels.    The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Cantab Capital Partners LLP: $25,000,000; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; G Capital Fund Management LLC: $25,000,000; QMS Capital Management LP: $20,000,000; Quantitative Investment Management: none; Solaise Capital Management, LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000. A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement. The relationship with Higgs Capital Management, LLP was terminated on December 19, 2013 and the relationship with Ortus Capital Management Ltd. was terminated on December 30, 2013.

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

  Custody of Assets.

        The Bank of New York Mellon provides custody services for the Partnership. The Partnership's and subsidiaries' assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), Newedge USA, LLC ("Newedge USA"), J.P. Morgan Securities LLC ("JPMS"), Morgan Stanley & Co. LLC ("MS&Co."), UBS Securities LLC ("UBS Securities"), Barclays Bank PLC ("Barclays"), HSBC Bank plc ("HSBC") and any other clearing brokers that may be utilized by the Partnership in the future (the "Clearing Brokers") or allocated to one or more Portfolio Funds for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the "Trading Advisors") and at a custody account at State Street Bank and Trust Company ("State Street"). As of December 31, 2013, there were no assets held in any Portfolio Funds. In the event that the Partnership invests in a Portfolio Fund, the Trading Advisor of such Portfolio Fund will select the Portfolio Fund's custodians and clearing brokers. Partnership assets not deployed in support of futures or over-the-counter ("OTC") positions are on deposit with The Bank of New York Mellon.

  Interest Paid on the Partnership's U.S. Dollar and Non-U.S. Dollar Assets.

        On assets held in U.S. dollars, MLPF&S credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. On assets held in U.S. dollars, Newedge USA credits the Partnership with interest at 98% of the prevailing 91-day U.S. Treasury bill rate. On assets held in U.S. dollars, JPMS credits the Partnership with interest at the prevailing Federal Funds rate minus 12 basis points, when applicable. On assets held in U.S. dollars, MS&Co. credits the Partnership with interest at the prevailing Federal Funds rate. On assets held in U.S. dollars, UBS Securities credits the Partnership with interest at the prevailing Federal Funds rate. On assets held in U.S. dollars, Barclays credits the Partnership with interest at the prevailing Federal Funds rate. On assets held in U.S. dollars, HSBC credits the Partnership with interest at the prevailing Federal Funds rate. The Partnership is credited with interest on any of its assets and net gains actually held by MLPF&S or Newedge USA in non-U.S. dollar currencies at a prevailing local rate received by MLPF&S or Newedge USA. MLPF&S or

Newedge USA may derive certain economic benefit, in excess of the interest which MLPF&S or Newedge USA pays to the Partnership, from possession of such assets.

        MLPF&S charges the Partnership MLPF&S's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar denominated positions. Such amounts generally are netted against interest income due to the immateriality of such amounts.

        Assets held at The Bank of New York Mellon earn interest at money market interest rates. Due to the current interest rate environment, the Partnership's cash investments, which include a significant investment in a BlackRock-affiliated money market fund as of December 31, 2013, are earning a lower rate of return in recent periods than the return that they had been earning in past periods. Income from these cash investments is also lower than in the previous periods due to lower cash balances.

  Charges

        The following tables summarize the charges incurred by the Partnership during 2013, 2012 and 2011:

	2013(1)		2012(1)		2011(1)
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Profit Shares	$164,855	0.08%	$355,170	0.10%	$1,490,923	0.38%
Distribution fees	3,775,874	1.89%	6,142,552	1.80%	10,193,861	2.61%
Trading Advisors' management fees	1,904,398	0.95%	2,943,719	0.86%	5,073,428	1.30%
Sponsor fees	1,589,593	0.80%	2,580,154	0.76%	4,286,905	1.09%
Administrator fees	451,129	0.23%	756,231	0.22%	1,028,273	0.26%
Professional fees	400,846	0.20%	976,629	0.29%	549,755	0.14%
Other	265,135	0.13%	214,315	0.06%	429,317	0.11%

Total	$8,551,830	4.28%	$13,968,770	4.09%	$23,052,462	5.89%

(1)
Excludes the Partnership's proportionate share of expenses from its Investments in Non-Consolidated LLCs.

	2013(2)		2012(2)		2011(2)
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Profit Shares	$463,895	0.23%	$2,558,658	0.75%	$1,525,920	0.39%
Distribution fees	5,849,462	2.93%	10,096,585	2.95%	11,475,834	2.93%
Trading Advisors' management fees	2,708,870	1.36%	4,832,034	1.41%	5,509,056	1.41%
Sponsor fees	2,462,311	1.23%	4,241,010	1.24%	4,825,781	1.23%
Administrator fees	667,356	0.33%	1,172,551	0.34%	1,147,654	0.29%
Professional fees	618,085	0.31%	1,595,810	0.47%	616,456	0.16%
Other	429,471	0.22%	369,176	0.11%	487,660	0.13%

Total	$13,199,450	6.61%	$24,865,824	7.27%	$25,588,361	6.54%

(2)
Includes the Partnership's proportionate share of expenses from its Investments in Non-Consolidated LLCs.

        The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived from the deposit of certain of the Partnership's U.S. dollar available assets maintained at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street.

        The Partnership's average month-end Net Assets during 2013, 2012 and 2011 equaled $199,816,587, $341,936,687 and $391,184,526, respectively.

        During 2013, 2012 and 2011, the Partnership earned $67,172, $219,591 and $269,659, respectively, in interest income, or approximately 0.03%, 0.06% and 0.07%, respectively, of the Partnership's average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Clearing costs / Brokerage commissions	MLPF&S is paid actual commodity clearing fees at market rates.
Newedge USA	Clearing costs / Brokerage commissions	Newedge USA is paid actual commodity clearing fees at market rates.
JPMS	Clearing costs / Brokerage commissions	JPMS is paid actual commodity clearing fees at market rates.
MS&Co.	Clearing costs / Brokerage commissions	MS&Co. is paid actual commodity clearing fees at market rates.
Barclays	Clearing costs/ Brokerage commissions	Barclays is paid actual clearing fees at market rates.
HSBC	Clearing costs/ Brokerage commissions	HSBC is paid actual clearing fees at market rates.
UBS Securities	Clearing costs/ Brokerage commissions	UBS Securities was paid actual clearing fees at market rates.

Recipient	Nature of Payment	Amount of Payment
MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street	Use of Partnership assets

MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street may derive certain economic benefit from the deposit of certain of the Partnership's U.S. dollar assets in accounts maintained at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street.

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

All Trading Advisors can receive quarterly or annual Profit Shares from the Partnership or a Portfolio Fund ranging from 10% to 30% (depending on the Trading Advisor) of any New Trading Profit achieved by their Partnership account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from a Trading Advisor. New Trading Profit is calculated separately in respect of each Trading Advisor, irrespective of the overall performance of the Partnership. As a result, the Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Trading Advisors	Management Fees

Each Series pays Management Fees, which are based on a percentage-of-assets, to the Trading Advisors range from 0% to 2% (annualized) of that Series net assets allocated to each individual Trading Advisor.

Recipient	Nature of Payment	Amount of Payment
Transfer Agent	Administrator fees	Actual costs incurred are paid by the Partnership. BNY Mellon Investment Servicing (U.S.) Inc. ("BNY Mellon") serves as the Partnership's transfer agent.
Administrator	Administrator fees	Actual costs incurred are paid by the Partnership. SS&C Technologies New Jersey, Inc. serves as the administrator of the Partnership ("SS&C" or the "Administrator").
Custodian	Custody fees	The Bank of New York Mellon ("The Bank of New York Mellon") serves as the Partnership's custodian. As of December 31, 2013, $62,321,409 was held in custody at The Bank of New York Mellon.
BRIM	Sponsor Fee reimbursement

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

Regulation

        The Partnership, BRIM, MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street are each subject to regulation by, and registered with, the CFTC and each is a member of the National Futures Association ("NFA") or otherwise eligible for exemption from registration with the CFTC and membership of the NFA. Certain of the Trading Advisors also are subject to registration by, and are registered with, the CFTC and are members of the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Partnership itself is generally not subject to regulation by the SEC. However, BRIM itself is registered as an "investment adviser" under the Investment Advisers Act of 1940, as amended. In the event BRIM's registration with the CFTC or membership in the NFA were terminated, or suspended, BRIM would be unable to continue to manage the business of the Partnership, and termination of the Partnership could result. The CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. These limits may restrict the ability of the Trading Advisors to establish or liquidate positions on behalf of the Partnership (or a subsidiary of the Partnership). Currently currency forward contracts are not subject to regulation by any United States Government Agency, but under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), certain currency forward contracts may be subject to regulation in the future.

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

Substantial Charges

        The Partnership is subject to substantial charges, including a distribution fee of 3% and a sponsor's fee of 1.25% charged to Series A, F and G. Series I does not pay a distribution fee, but does pay a sponsor's fee of 1.00%. The Partnership also pays Management Fees (on the order of 0%-2.0%) to the Trading Advisors, and brokerage commissions. The Partnership's performance must be in excess of such charges for the Partnership not to experience losses.

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

        In response to the 2008 financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. The Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. While many rules, reports and studies required by the Reform Act have been proposed or finalized, the Reform Act requires additional rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates additional multiple agency reports and studies (which could result in additional legislative or regulatory action). Given the fluid nature of these various rules, reports and studies, it is difficult to predict the impact of the Reform Act on the Partnership, the Trading Advisors, and the markets in which they trade and invest. The Reform Act could result in certain investment strategies in which the Partnership engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Partnership.

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

Discretionary Strategies

        Certain of the Partnership's Trading Advisors are discretionary rather than systematic traders. Discretionary Trading Advisors may be prone to emotionalism and a lack of discipline in their trading. Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

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

Increased Assets Under Management

        The General Partner has observed a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase. Many of the Trading Advisors are at or near their all-time high in assets under management, and do not typically impose a hard limit on assets under management. However, certain Trading Advisors may place soft capacity limits on the amount of assets in certain of their trading programs, and others may determine not to accept investments from new investors.

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

        Trading Advisors are assigned to the Partnership and other clients of the General Partner ("Other Clients") by the BlackRock Alternative Advisors ("BAA") Investment Committee (the "Investment Committee") from among BAA investment professionals. Allocations among the Trading Advisors decisions are the responsibility of the assigned Trading Advisor, subject to the overall oversight of the Investment Committee. As such, even when the Partnership and Other Clients share the same or similar investment objectives, their individual portfolios may differ, in part based on the judgments of different portfolio managers, and for other reasons.

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

Redemptions Restricted

        The Units generally may only be redeemed as of a calendar month-end, upon at least fifteen (15) calendar days' prior notice. Investors' limited ability to redeem Units could result in there being a substantial difference between a Unit's redemption value and its Net Asset Value as of the date by which irrevocable redemption requests must be received. Redemption Charges apply through the end of the twelfth month after a Unit (other than for Series I Units) is issued.

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

        The Reform Act requires that a substantial portion of OTC derivatives must be executed on regulated markets and submitted for clearing to regulated clearing houses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as SEC- or CFTC-mandated margin requirements. The regulators also retain discretion to impose margin requirements on non-cleared OTC derivatives. OTC derivative dealers are also required to post margin to the clearing houses through which they clear their customers' trades instead of using such margin in their operations, as they have historically been allowed to do. This requirement further increases the costs of swap dealers, which costs are likely to be passed through to other swap market participants in the form of higher fees and less favorable dealer marks.

        The SEC and the CFTC recently required a substantial portion of derivative transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Partnership, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement.

        OTC derivative dealers and major OTC derivatives market participants are now required to register with the SEC and/or the CFTC. Dealers and major participants are subject to minimum capital and margin requirements. These requirements apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers are also subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These new requirements may increase the overall costs for OTC derivatives dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. It is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

        Under the Reform Act, a substantial portion of OTC derivatives will be required to be cleared through central clearing counterparties providing central clearing of OTC derivatives, as contemplated in the Reform Act (each, a "CCP"). The use of CCPs may reduce certain risks in the OTC derivatives markets but does not eliminate all risks of loss. The Reform Act has created a fragmented CCP clearing mechanism. In connection with future regulations, CCPs may be permitted to clear more risky and less-liquid OTC derivatives. Notwithstanding the financial safeguard systems that CCPs are required to implement, in the event of a market crisis, if a CCP's financial resources and safeguards are inadequate to resolve one or more clearing member defaults or insolvencies, it is possible that a CCP may itself become insolvent, thus posing a systemic risk to the financial system and a risk of loss to the Partnership on its OTC derivatives that are cleared through such CCP.

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

        The bankruptcy of Refco LLC and MF Global and the related customer losses have indicated that even funds which investors may have believed were subject to regulatory protection may be subject to the insolvency of the dealers or counterparties with which such funds are maintained. Furthermore, recent apparently significant losses incurred by many hedge funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.

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

        The MF Global bankruptcy may represent the first time in the history of the CEA that there has been a significant shortfall in the amount of "customer segregated funds" ("Segregated Funds") held by a bankrupt CFTC FCM. The preservation of Segregated Funds is a basic tenet of CFTC FCM regulations and if, in fact, the MF Global proceedings demonstrate that this tenet is flawed, the ramifications could be extensive (and could materially increase the costs of transacting through CFTC FCMs). While the Refco Inc. bankruptcy demonstrates that funds on deposit with a CFTC FCM which clients believed to be held as Segregated Funds might, in fact, not be held in such capacity, the MF Global bankruptcy may demonstrate that even amounts held as Segregated Funds are subject to previously unanticipated risk.

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

SEC Rule 506(e) Disclosure for MLPF&S

        On December 7, 2010, the SEC issued an administrative and cease-and-desist order (the "2010 Order") finding that Banc of America Securities LLC ("BAS") (which was merged with and into MLPF&S on November 1, 2010) willfully violated Section 15(c)(1)(A) of the 1934 Act when certain employees participated in improper bidding practices involving the temporary investment of proceeds of tax-exempt municipal securities in reinvestment products during the period 1998-2002. The 2010 Order censured BAS, ordered BAS to cease and desist from committing or causing such violations and future violations, and ordered BAS to pay disgorgement plus prejudgment interest in the amount of $36,096,442.00. BAS consented to the order without admitting or denying the SEC's findings.

        Pursuant to an offer of settlement made by MLPF&S, the SEC issued on January 25, 2011 an order (the "2011 Order") finding that between February 2003 and February 2005 MLPF&S market makers executing institutional customer orders for securities sometimes shared information concerning those trades with traders on a MLPF&S securities proprietary trading desk. The 2011 Order found that, at times, MLPF&S's securities proprietary traders used that information to place trades for MLPF&S after execution of the institutional customer order. The 2011 Order found that this disclosure and use of institutional customer order information by MLPF&S's traders was improper and contrary to MLPF&S's confidentiality representations to its customers. The 2011 Order also found instances between 2002 and 2007 when MLPF&S charged institutional and high net worth customers undisclosed mark-ups and mark-downs on riskless securities principal trades for which MLPF&S had agreed to charge the customer only a commission equivalent fee. The 2011 Order found that, in doing so, MLPF&S acted improperly and contrary to its agreement with its customers. The 2011 Order also found that from 2002 through 2007 MLPF&S failed in many instances to make records of its agreements with institutional customers to guarantee an execution price, which agreements were part of the terms and conditions of the institutional customer orders. The 2011 Order found that, as a result of its conduct, MLPF&S willfully violated Section 15(c)(1)(A) of the Exchange Act by effecting transactions in securities by means of manipulative, deceptive or other fraudulent devices or contrivances, and willfully violated Section 15(g) of the Exchange Act by failing to establish, maintain, and enforce written policies and procedures reasonably designed to prevent the misuse of material, nonpublic information. The 2011 Order also found that under section 15(b)(4)(E) of the Exchange Act, MLPF&S failed reasonably to supervise its traders with a view towards preventing them from violating the federal securities laws. The 2011 Order also found that MLPF&S willfully violated section 17(a) of the Exchange Act and Rule 17a-3(A)(6) thereunder by failing to record certain terms and conditions of customer orders. MLPF&S neither admitted nor denied the findings in the order. The findings in the 2011 Order are not binding on any person or entity other than MLPF&S. The 2011 Order (1) required that MLPF&S cease and desist from committing or causing any violations and any future violations of Sections 15(c)(1)(A), 15(g) and 17(a) of the Exchange Act and Rule 17a-3(A)(6) thereunder; (2) censured MLPF&S pursuant to Section 15(b)(4) of the Exchange Act; and (3) required pursuant to Section 15(b)(4) and Section 21B of the Exchange Act that MLPF&S pay a civil monetary penalty in the amount of $10 million.

        The Massachusetts Securities Division of the Office of the Secretary of the Commonwealth ("MSD") alleged violations of the Massachusetts Uniform Securities Act, which, in part, prohibits unethical or dishonest conduct or practices in the securities business, concerning MLPF&S sale of auction rate securities issued by collateral debt obligations ("ARS CDOs") to the city of Springfield, Massachusetts. Without admitting or denying the MSD's allegations, MLPF&S agreed to certain undertakings, to cease and desist from violations of the Massachusetts Uniform Securities Act and to the MSD entering an order censuring MLPF&S for its actions associated with the matter. On or about January 31, 2008, MLPF&S purchased from the City of Springfield the ARS CDOs at the par value of $13.9 million for losses associated with the inappropriate sale of ARS CDOs to the city of Springfield.

        MLPF&S entered into consent orders with numerous state securities regulators concerning MLPF&S's conduct in connection with the marketing and sale of auction rate securities ("ARS") to retail and other customers. Without admitting or denying the allegations, MLPF&S agreed to cease and desist from violations of certain state securities laws, and to certain undertakings, including to buy back eligible ARS from eligible investors. MLPF&S also paid civil penalties and fines allocated at the discretion of the states to resolve all underlying conduct relating to the sale of ARS. Under the terms of the settlement, MLPF&S agreed to undertakings designed to provide liquidity to eligible investors. MLPF&S offered to purchase at par from eligible investors certain ARS that failed at auction. MLPF&S also agreed to pay certain eligible investors who sold certain ARS below par the difference between par and the price at which the ARS were sold. MLPF&S agreed to participate in a special arbitration process for the purpose of arbitrating any eligible investor's consequential damages claim arising from their inability to sell certain ARS. Furthermore, MLPF&S agreed to refund to municipal issuers certain refinancing fees received by MLPF&S for the issuance or refinancing of such issuers' ARS. MLPF&S agreed to endeavor to work with issuers and other interested parties to provide liquidity solutions for institutional investors that purchased certain ARS from MLPF&S but are not considered eligible investors and are not entitled to participate in the ARS buyback under the terms of the settlement. MLPF&S's control affiliate BAS entered into similar consent orders with state securities regulators.

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

        (b)   Holders:

        As of December 31, 2013, there were 1,874; 391; 801 and 31 holders of Series A, F, G and I Units, respectively, including BRIM and its affiliates.

        (c)   Dividends:

        The Partnership has made no distributions since trading commenced, nor does BRIM presently intend to make any distributions in the future.

        (d)   Securities Authorized for Issuance Under Equity Compensation Plans:

        Not applicable.

        (e)   Performance Graph

        Not applicable. The Partnership has no class of common stock registered under section 12 of the Exchange Act.

        (f)    Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

        Unregistered securities are issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A				SERIES I
	Subscription Amount	Units	NAV		Subscription Amount	Units	NAV
Oct-11	$3,168,977	2,915,342	$1.0870	Oct-11	$—	—	$1.2956
Nov-11	16,374,933	15,666,794	$1.0452	Nov-11	24,749	19,820	$1.2487
Dec-11	9,316,937	8,896,149	$1.0473	Dec-11	33,998	27,116	$1.2538
Oct-12	$835,988	843,410	$0.9912	Oct-12	$—	—	$1.2184
Nov-12	519,992	540,428	$0.9622	Nov-12	—	—	$1.1859
Dec-12	592,994	619,630	$0.9570	Dec-12	—	—	$1.1827
Oct-13	$775,000	906,221	$0.8552	Oct-13	$—	—	$1.0854
Nov-13	222,000	256,944	$0.8640	Nov-13	—	—	$1.0997
Dec-13	100,000	114,443	$0.8738	Dec-13	—	—	$1.1149

        (g)   Purchases of Equity Securities by the Issuer:

        Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

        The following table summarizes the redemptions by Limited Partners during the fourth calendar quarter of 2013:

2013

Series F Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2013	1,475	$208.67
November 30, 2013	1,485	211.00
December 31, 2013	939	212.56

Total	3,899

Series A Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2013	9,728,647	$0.8640
November 30, 2013	11,694,095	0.8738
December 31, 2013	9,120,963	0.8802

Total	30,543,705

Series G Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2013	270,201	$0.9038
November 30, 2013	331,698	0.9139
December 31, 2013	268,760	0.9206

Total	870,659

Series I Month	Units Redeemed	Redemption Date NAV Per Unit
October 31, 2013	43,020	$1.0997
November 30, 2013	107,212	1.1149
December 31, 2013	40,150	1.1261

Total	190,382

Item 6:    Selected Financial Data

        The following unaudited selected financial data has been derived from the audited consolidated financial statements of the Partnership:

Income Statement Data	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues:
Trading Profits (Losses)
Realized	$(5,436,971)	$(2,681,787)	$15,819,067	$24,680,503	$(1,275,527)
Change in Unrealized	2,861,329	(4,232,518)	(7,550,144)	10,194,641	(3,198,051)
Change in value of Investments in Non-Consolidated LLCs(1)	(6,473,290)	(9,152,356)	(430,888)	—	—
Brokerage Commissions and Clearing costs	(951,814)	(1,015,380)	(2,247,622)	(2,678,247)	(1,613,820)
Total trading profits (losses)	(10,000,746)	(17,082,041)	5,590,413	32,196,897	(6,087,398)

Investment Income:
Interest	67,172	219,591	269,659	492,166	906,015

Expenses:
Profit Shares	164,855	355,170	1,490,923	4,126,005	1,144,351
Distribution fees	3,775,874	6,142,552	10,193,861	9,553,526	6,767,790
Trading Advisors' management fees	1,904,398	2,943,719	5,073,428	4,558,253	3,162,393
Sponsor fees	1,589,593	2,580,154	4,286,905	4,014,803	2,833,553
Administrator fees	451,129	756,231	1,028,273	1,009,000	741,000
Professional fees	400,846	976,629	549,755	705,034	751,701
Other fees	265,135	214,315	429,317	392,000	327,923

Total expenses	8,551,830	13,968,770	23,052,462	24,358,621	15,728,711

Net Investment Loss	(8,484,658)	(13,749,179)	(22,782,803)	(23,866,455)	(14,822,696)

Net Income (Loss)	$(18,485,404)	$(30,831,220)	$(17,192,390)	$8,330,442	$(20,910,094)

(1)
Includes the Partnership's proportionate share of income and expenses from its Investments in Non-Consolidated LLCs.

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Partnership Net Asset Value	$131,681,323	$261,662,968	$395,809,966	$375,395,713	$275,762,918
Net Asset Value per Series F Unit	$212.56	$230.67	$252.87	$264.28	$259.29

Net Asset Value per Series A Unit	$0.8802	$0.9551	$1.0487	$1.0968	$1.0775

Net Asset Value per Series G Unit	$0.9206	$0.9991	$1.0952	$1.1446	$1.1230

Net Asset Value per Series I Unit	$1.1261	$1.1835	$1.2586	$1.2798	$1.2255

 MONTH-END NET ASSET VALUE PER SERIES F (ORIGINAL UNIT)

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	$284.04	$283.02	$272.56	$264.70	$268.52	$262.57	$262.49	$262.94	$266.56	$262.19	$267.47	$259.29
2010	$252.82	$253.45	$257.28	$255.55	$251.68	$253.01	$250.37	$256.70	$259.92	$263.54	$254.84	$264.28
2011	$262.13	$263.54	$259.94	$268.50	$258.18	$250.97	$258.98	$259.84	$262.35	$251.94	$252.67	$252.87
2012	$251.39	$249.47	$242.48	$242.36	$252.68	$242.35	$248.75	$244.19	$239.40	$232.39	$231.14	$230.67
2013	$230.25	$227.16	$227.07	$228.51	$219.45	$213.44	$212.92	$207.80	$206.55	$208.67	$211.00	$212.56

BLACKROCK GLOBAL HORIZONS I L.P., SERIES A
December 31, 2013

Type of fund: Multi-advisor; privately-placed
Inception of Trading: February 2004
 Aggregate subscriptions: $626,275,459
 Current capital: $102,123,710
 Worst Monthly Drawdown: (4.09)% (6/12)
 Worst Peak-to-Valley Drawdown: (27.57)% (1/09-9/13)
 Net Asset Value per Series A, December 31, 2013: $0.8802

Monthly Rates of Return

Month	2013	2012	2011	2010	2009
January	(0.14)%	(0.67)%	(0.81)%	(2.50)%	0.55%
February	(1.38)	(0.77)	0.50	0.25	(0.36)
March	(0.04)	(2.75)	(1.33)	1.52	(3.70)
April	0.64	(0.06)	3.17	(0.67)	(2.89)
May	(3.96)	4.13	(3.76)	(1.52)	1.43
June	(2.74)	(4.09)	(2.77)	0.53	(2.21)
July	(0.25)	2.65	3.16	(1.05)	(0.03)
August	(2.40)	(1.83)	0.24	2.53	0.17
September	(0.60)	(1.97)	0.93	1.26	1.37
October	1.03	(2.93)	(3.85)	1.27	(1.63)
November	1.13	(0.54)	0.20	(3.18)	2.01
December	0.73	(0.20)	0.13	3.57	(3.07)
Compound Annual Rate of Return	(7.84)%	(8.93)%	(4.39)%	1.79%	(8.23)%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES F
December 31, 2013

Type of fund: Multi-advisor; privately-placed
Inception of Trading: January 1994
 Aggregate subscriptions: $323,437,041
 Current capital: $12,470,664
 Worst Monthly Drawdown: (4.09)% (6/12)
 Worst Peak-to-Valley Drawdown: (27.28)% (1/09-9/13)
 Net Asset Value per Series F (original unit), December 31, 2013: $212.56

Monthly Rates of Return

Month	2013	2012	2011	2010	2009
January	(0.14)%	(0.59)%	(0.81)%	(2.50)%	0.55%
February	(1.38)	(0.76)	0.54	0.25	(0.36)
March	(0.04)	(2.80)	(1.37)	1.51	(3.70)
April	0.63	(0.05)	3.29	(0.67)	(2.88)
May	(3.96)	4.26	(3.84)	(1.51)	1.44
June	(2.74)	(4.09)	(2.79)	0.53	(2.22)
July	(0.24)	2.64	3.19	(1.04)	(0.03)
August	(2.40)	(1.83)	0.33	2.53	0.17
September	(0.60)	(1.96)	0.97	1.25	1.38
October	1.03	(2.93)	(3.97)	1.39	(1.64)
November	1.12	(0.54)	0.29	(3.30)	2.01
December	0.74	(0.20)	0.08	3.70	(3.06)
Compound Annual Rate of Return	(7.85)%	(8.78)%	(4.32)%	1.92%	(8.21)%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES G
December 31, 2013

Type of fund: Multi-advisor; privately-placed
Inception of Trading: January 2007
 Aggregate subscriptions: $44,503,111
 Current capital: $15,542,406
 Worst Monthly Drawdown: (4.08)% (6/12)
 Worst Peak-to-Valley Drawdown: (27.28)% (1/09-9/13)
 Net Asset Value per Series G, December 31, 2013: $0.9206

Monthly Rates of Return

Month	2013	2012	2011	2010	2009
January	(0.14)%	(0.58)%	(0.81)%	(2.50)%	0.56%
February	(1.38)	(0.76)	0.54	0.26	(0.37)
March	(0.04)	(2.80)	(1.37)	1.51	(3.70)
April	0.63	(0.05)	3.30	(0.67)	(2.88)
May	(3.96)	4.26	(3.84)	(1.52)	1.44
June	(2.75)	(4.08)	(2.79)	0.53	(2.22)
July	(0.24)	2.64	3.18	(1.05)	(0.03)
August	(2.41)	(1.84)	0.34	2.54	0.18
September	(0.60)	(1.96)	0.97	1.25	1.37
October	1.03	(2.93)	(3.98)	1.39	(1.64)
November	1.12	(0.54)	0.30	(3.30)	2.02
December	0.73	(0.20)	0.07	3.71	(3.06)
Compound Annual Rate of Return	(7.86)%	(8.77)%	(4.32)%	1.92%	(8.20)%

 BLACKROCK GLOBAL HORIZONS I L.P., SERIES I
December 31, 2013

Type of fund: Multi-advisor; privately-placed
Inception of Trading: March 2004
 Aggregate subscriptions: $12,820,004
 Current capital: $1,544,543
 Worst Monthly Drawdown: (3.83)% (6/12)
 Worst Peak-to-Valley Drawdown: (17.10)% (4/11-9/13)
 Net Asset Value per Series I, December 31, 2013: $1.1261

Monthly Rates of Return

Month	2013	2012	2011	2010	2009
January	0.13%	(0.41)%	(0.62)%	(2.24)%	0.78%
February	(1.12)	(0.50)	0.66	0.50	(0.08)
March	0.22	(2.49)	(1.00)	1.67	(3.42)
April	0.86	0.20	3.33	(0.44)	(2.66)
May	(3.66)	4.42	(3.47)	(1.26)	1.61
June	(2.48)	(3.83)	(2.43)	0.74	(1.97)
July	0.01	2.92	3.31	(0.76)	0.22
August	(2.13)	(1.57)	0.51	2.67	0.39
September	(0.34)	(1.70)	1.16	1.42	1.60
October	1.32	(2.67)	(3.62)	1.43	(1.42)
November	1.38	(0.27)	0.41	(2.79)	2.29
December	1.00	0.07	0.38	3.61	(2.80)
Compound Annual Rate of Return	(4.85)%	(5.97)%	(1.66)%	4.43%	(5.53)%

        In addition to the general fact that in speculative futures trading past results are not necessarily indicative of future performance, the Partnership's multi-Trading Advisor approach has become more diversified over time. Currently the Partnership retains 7-15 Trading Advisors and may retain more in the future. Redemption Charges are not reflected in the Performance Summary.

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

        BRIM attempts to control credit risk in the Partnership's futures, forwards and options trading by clearing trading through MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street. MLPF&S, Newedge USA, JPMS, UBS Securities, Barclays, HSBC and State Street act as a clearing broker or counterparty to the Partnership's trades; they do not advise with respect to, or direct, any such trading.

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

        Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at December 31, 2013, 2012 and 2011, which excludes the Partnership's proportionate share of the operations of its investments in the Non-Consolidated LLCs, which includes income and expenses.

2013 Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Capital Fund Management S.A.	$(1,306,149)	$443,025	$(78,329)	$(941,453)
Crabel Capital Management LLC	(2,380,024)	(427,810)	(539,454)	(3,347,288)
G Capital Fund Management LLC	1,457,358	(16,601)	(143,589)	1,297,168
Higgs Capital Management LLP	444,672	(87,104)	(124,705)	232,863
Ortus Capital Management Ltd.	(5,253,045)	2,328,624	—	(2,924,421)
Solaise Capital Management LLP	(194,241)	501,031	(47,542)	259,248
Winton Capital Management Limited	1,794,458	120,164	(18,195)	1,896,427

Total	$(5,436,971)	$2,861,329	$(951,814)	$(3,527,456)

        The weighted average Management Fee rate of the Trading Advisors based on allocations as of December 31, 2013 was 1.28% and the weighted average incentive fee rate was 20%. The range of Management Fees as of December 31, 2013 was 0% to 2% (annualized) and the range of incentive fees was 10% to 30%.

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

  Performance Summary

  2013

Total Trading(1) Profit (Loss)
Agriculture	$8,179
Currencies	(3,777,715)
Energy	(1,781,296)
Interest Rates	(2,171,547)
Metals	106,817
Stock Indices	5,039,920

(2,575,642)
Brokerage Commissions/ Clearing Costs	(951,814)

$(3,527,456)

(1)
Excludes Change in value of investments of Non-Consolidated LLCs. Such Non-Consolidated LLCs performance summaries generally follow the same themes and trends discussed below.

        2013 was generally marked by growing investor optimism and strong performance from many broader market segments, but it proved to be a difficult period for directional trading strategies. For much of the year, U.S. market volatility closely followed changing levels of investor trepidation over the U.S. Federal Reserve's (the "Fed's") widely anticipated decision to potentially taper its $85 billion/month asset purchasing program. Ultimately, U.S. investor enthusiasm held firm as the Fed finally made the announcement in December, reducing monthly asset purchases associated with its quantitative easing program by $10 billion. European developments began the year in grim fashion, as weak economic data and a controversial bailout of Cyprus undermined confidence in the European Union (the "EU"). In the second half, however, markets generally rallied on growing investor confidence that the region has moved past the worst point of its current recession, albeit with persistently low growth. Asian markets were definitively led by developments in Japan during the period. Investors gained confidence over notable progress over the year on Japan's more activist approach to its monetary policy, particularly by substantial declines in the yen versus most major currencies, driving local returns (as measured by the MSCI Japan Index) up nearly 54% for 2013. Emerging markets developments were mixed by country, particularly where U.S. tapering was anticipated to impact external funding, such as Indonesia. Markets in China generally remained concerned over the pace of its slowing economy and borrowing levels, but were later helped in part by suggestions that authorities may be open to a greater degree of financial liberalization.

        Despite this optimistic market backdrop, directional Trading Advisors in aggregate lost ground over the course of the year, led by declines in currency strategies. Long exposure to the U.S. dollar was additive early in the year as it continued to strengthen on the back of a successful quantitative easing ("QE") implementation and signs toward the need for more accommodative monetary policies in Europe and Japan. However, near mid-year, numerous reversals in the dollar pressured Trading Advisors, as exposure to the U.S. dollar declined as the Fed initially failed to indicate any near-term end to QE, reversed upward as the Fed began to publicly consider tapering, and yet again downward as it delayed action until mid-December. Trading Advisors had shifted exposures to the U.S. dollar throughout the period, but few were consistently able to capture profits. Accumulated momentum-based long holdings in select emerging market currencies, such as the Indian rupee added to losses, weakening on speculation of Fed tapering, but Trading Advisors reduced these positions as volatile emerging market capital flows fueled uncertainty in these currencies, and remained relatively minor positions by year-end. Meanwhile, short positions in the Japanese yen was a core and generally additive position for many Trading Advisors, as momentum-based models picked up on the Japanese government's efforts to weaken the yen, in part to improve Japan's competitiveness in global export markets.

        Fixed income/rates strategy performance was also negative for the year. In the first half of the year, a number of bond price reversals in key markets created a difficult environment for momentum-based models, particularly in Europe, where volatility driven by systemic uncertainties and government intervention proved challenging for quantitative models. In the U.S., rate markets oscillating on debt ceiling debates and ongoing conjecture on the timing and degree of potential Fed tapering also proved difficult to navigate. The strategy was a positive contributor in fourth quarter, however, as U.S. Treasury yields drifted higher and the curve steepened prior to the December Fed meeting, as non-U.S. central banks and government authorities remained aggressive in guiding their economies within an acceptable path. By year-end, non-U.S. dollar-based positions have overtaken U.S. dollar-based positions, particularly positioning in shorter-duration instruments such as long Eurodollar/Euribor and Japanese Government Bond ("JGB") exposures, while Canadian and Australian bonds were popular short positions.

        Energy-based trading contributed additional losses for the year, again from several prominent price reversals over the year. Trading Advisors were generally positioned short early in the year, but much of the energy complex, including crude oil and natural gas, saw price growth on continued global growth and inventory declines. As Trading Advisors shifted their exposures, prices declined—crude and refined oil positions were hit especially hard amid rising oil supplies and U.S. output, as well as from an unexpected contraction in China's manufacturing data. In July and August, oil prices once again experienced a material run-up, this time by the Syrian conflict and Middle Eastern tensions, a prolonged sell-off late in the year again caught momentum-based models off-guard. In response, Trading Advisors in aggregate reduced exposure to energy exposure in general, with a slight long exposures to crude oil and natural gas hedged by short positioning in West Texas Intermediate oil. As a result, Trading Advisors largely missed the reversal in energy pricing at year-end, particularly in natural gas, which accelerated sharply in November and December.

        Agricultural commodity returns were approximately flat, with early period losses offset by gains in the second half of the year. Broader agricultural prices were initially up on increased estimates of global demand and drought-reduced stockpiles in January, initially hurting core short positions. As Trading Advisors shifted to a longer net exposure, several key commodities saw declines, including corn prices, which fell on increased planting; soybeans, which fell on news of increased stockpiles; and wheat, which declined as Midwest storms eased ongoing fears of drought. Rebuilding short exposures over the second half of the year, Trading Advisors were able to capture downward trends in a number of commodities, particularly corn, wheat and coffee.

        Metal holdings generally contributed modestly positive returns for the full calendar year. Trend-following models were generally able to successfully capture softening industrial metals prices throughout much of the first half, driven in part by decreased demand from Chinese manufacturers and growing inventories. As stockpiles declined and global manufacturing picked up in Europe and the U.S., copper, aluminum and steel prices found a bottom and began to see pricing recoveries, helping Trading Advisors that began to rebuild long exposure to base metals. Precious metals were more challenging. In particular, Trading Advisors were generally positioned well as gold prices extended a sharp downward trend that started in late 2012, but reversals along the way, especially a 15% gain from July to September, generated periodic losses for Trading Advisors that had built and maintained short exposures throughout much of the year. In general, Trading Advisors ended 2013 with flat or short exposure to precious metals, and flat exposure to base metals.

        Equity-based strategies generally benefited from a strong bias toward net long equity market exposure, with long-term momentum-based models capturing gains in most global markets as they rallied through much of the year. U.S. markets generally reacted positively on continued strength in the economy, and remained resilient despite the Fed's decision to taper its quantitative easing effort at year-end. European equities started the period in volatile fashion on increased political concerns, seeing numerous swings that frustrated momentum approaches, but Trading Advisors ultimately benefited from strong returns in the latter half of the year, as European stock indices posted substantial gains on renewed economic confidence in the region. Japanese markets continued to aggressively rally in the region, with improving economic data providing positive feedback for its three-pronged economic plan. At year-end, Trading Advisors remained very active in trading equity index exposures, though net exposure and risk levels have dropped from peak levels earlier in the year.

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

        Investor optimism increased during 2012, as concerns plaguing the markets in late 2011 began to ease. Anxiety centered on the delicate financial situation in Europe waned on a number of fronts. European governments slowly worked toward an orderly resolution of Greece's debt problems and sought to reduce the potential for contagion across the European financial system through the Long-Term Refinancing Operation (LTRO) programs. Greece appeared to elect a government more tolerant of austerity provisions, further boosting the optimism. After a somewhat turbulent July, risk assets generally saw a rise in valuations over much of the second half of the year, fueled in part by actions from the European Central Bank ("ECB") and the Fed to continue aggressive action to backstop their regional economies. Meanwhile, in Asia, Japanese markets surged at year-end, relieved by growth-oriented Liberal Democratic Party election wins. Nonetheless, weak economic data in Japanese industrial output, exports, and consumer prices all hinted at deflationary pressures, increasing calls on the Bank of Japan to weaken the yen and boost inflation targets.

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

        Trading Advisors active in fixed income began the year generally agnostic towards Treasury securities, but it soon became an active area of trading. Trading Advisors initially lost money on short exposures to 30-year Treasuries and 10-year German bunds, but long exposures benefited in the second quarter as 10-year Treasury yields fell steadily from 3.47% to 3.18% as investors fled toward the safety of Treasury securities. Both USD and non-USD positions contributed to performance during the third quarter. While investors sought refuge from the uncertainty surrounding sovereign debt concerns and global monetary policy initiatives, long exposures to 5-year and 10-year Treasuries and 5-year and 10-year German bunds again contributed to performance through year-end, offset partly by losses from Eurodollar futures. While the start of the year was marked by USD-based positions, 2011 came to a close with non-USD positions as a more dominant theme in the portfolio.

        Not dissimilar to other complexes, metals experienced volatility during the year. Precious metals rose during the first quarter as inflation-wary investors continued to see value in safe haven assets. Silver in particular benefited, increasing more than 30 percent, advancing both from its status as an alternative currency and as an industrial metal. Significant long gold exposures were also up early in the year despite a choppy March, responding in particular to the weakening U.S. dollar mid-quarter. Early in the second quarter, Trading Advisors were positioned net long metals, with gold being one of the more active sectors as it reached record highs in late-April. However, choppy performance in May and declines in June challenged most Trading Advisors, who responded by reducing net exposures significantly over the course of June, softening the impact of later price volatility. In the midst of ongoing U.S. economic concerns, and as investors sparked a flight-to-quality early in the third quarter, gold and silver traded higher for most of that period. This was accretive to performance as many Trading Advisors entered the period with a long view on the complex. Metals detracted from performance late in the year, as Trading Advisors burdened with net long positions in precious metals suffered losses as gold prices declined steadily during November and December.

        The foreign exchange space experienced notable activity throughout the year amid macroeconomic concerns both domestically as well as abroad. Trading Advisors entered the start of the year predominantly short the U.S. dollar, a position largely maintained through mid-year. This exposure generally hurt performance in January, impacted by positive GDP reports and an increased demand for safe assets as social unrest unfurled in Egypt. These trades were generally beneficial through early in the second quarter, but caused losses as long exposure to the euro and Australian dollar traded down against the U.S. dollar. In the second half of the year, trading major currency pairs, such as the U.S. dollar versus the Japanese yen, were accretive early but gave back some of their gains in August. Though the start of the fourth quarter saw a brief rally in the euro, Trading Advisors had difficulty trading euro-based cross-currencies.

        From a strategy perspective, the energy sector experienced volatility throughout the year. During the first quarter, increasing civil unrest in the Middle East and Africa fueled concerns of oil supply disruptions. Oil prices had already climbed in January as a result of a colder-than-expected winter in the Northern Hemisphere when dramatic political events in oil-producing countries erupted. These price movements were exacerbated in March following the events in Japan, in which the nuclear plant crisis was seen as a possible trigger for increased demand in fossil fuel consumption. During the second quarter, Trading Advisors holding positions in West Texas Intermediate crude oil (WTI) and Brent crude oil saw the price spread between the two remain wide early in the quarter, driven by a glut of supply of WTI coming to the Cushing, Oklahoma facility (a major price settlement point for WTI) from Canada, and Middle Eastern stress driving up prices for Brent. In the third quarter, Trading Advisors suffered losses stemming from WTI crude oil positions early in the quarter and suffered additional losses mid-quarter on positions in Brent crude. However, short positions in natural gas helped Trading Advisors limit overall losses, as futures declined more than 10% at the close of

September. In October, the portfolio was positioned net short crude and again experienced losses as crude futures recovered from $76 to $93/bbl over the course of the month. As the quarter came to a close, crude oil holdings continued to contribute losses, but with ample natural gas supply and persistently declining prices throughout the fourth quarter, short natural gas positions were additive.

        Equity strategies experienced gains early in the year, helped primarily by ongoing improvement in corporate fundamentals and a resurgence in shareholder-centered corporate activity, and the relative stability of the U.S. stock market even as a near-government shutdown dominated headlines domestically. However, long-based holdings declined in March as broader Japanese indices sold off substantially amidst the tragedy, and as concerns resurfaced around the long-term solvency of peripheral Europe. Equity holdings generally suffered during the second quarter. Long exposures to U.S. and European indices in May hurt performance, highlighted by a sharp intra-month Eurostoxx decline as investor confidence in Greece's ability to remain solvent rapidly eroded. The third quarter also proved difficult with sharp declines in equity prices during August and September, which created headwinds for Trading Advisors positioned net long U.S. indices. The sector finished the year with mixed returns. Near year-end, broader trading gains neutralized losses from select positions within the NASDAQ 100, S&P 500 and the Taiwan Index.

        Agricultural holdings had a strong start to the year, but tapered off heading into April. Wheat prices experienced a 29-month high in late January and spot prices for corn rose above the $6.50 mark for the first time since July 2008. However, prices for both grains fell off in March, hurting momentum-based trades. Sugar prices also peaked in January and dropped substantially throughout the quarter, prompted by expanded production internationally, particularly in Thailand and an earlier-than-expected harvest in Brazil. During the second quarter, foot-and-mouth disease ravaged livestock supply in Asia, which led to an increased demand for imports, but falling demand and indications of increasing U.S. supply in April ultimately led to losses for Trading Advisors holding long positions. The month of May saw a violent whipsaw in the grain markets, as the USDA's Grain Stocks and Acreage report surprised the market with higher-than-expected supply numbers. Poor crop conditions persisted during the third quarter, prompting reduced estimated grain yields and a bearish crop report from the USDA at quarter-end, which lifted prices. This generated early third quarter losses for Trading Advisors, but late period gains as exposures gradually shifted to the long side.

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

  Performance Summary—Factors Affecting Interest Income and Expenses

        Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading. For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership' investments in Non-Consolidated LLCs. However, each Non-Consolidated LLC has similar interest and expense arrangements as the Partnership overall. The continued lower level of interest rates in 2013 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 88% of its assets are earning interest. For the year ended December 31, 2013, the Partnership earned $67,172 in interest income, or approximately 0.03% of the Partnership's average month-end net assets. For the year ended December 31, 2012, the Partnership earned $219,591 in interest income, or approximately 0.06% of the Partnership's average month-end net assets. The average interest rates for the year ended December 31, 2013 was 0.04%. The average interest rates for the year ended December 31, 2012 was 0.09%.

        The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets. As such, expenses that vary with net assets are lower as of December 31, 2013 when compared to the year ending December 31, 2012. For the year ended December 31, 2013, Distribution, Trading Advisors' management fees and Sponsor fees decreased approximately 38%, when compared to the year ended December 31, 2012. Profit Shares decreased for the year ending December 31, 2013, when compared to the year ending December 31, 2012 primarily due to the Partnership's lower profitability and also less profitable Trading Advisors.

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

        There were no material commitments for capital expenditures as of December 31, 2013, the end of the most recent reporting period.

  Off-Balance Sheet Arrangements, Contractual Obligations, Commitments and Contingencies

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

The Partnership's Trading Value at Risk in Different Market Sectors

        The measurement of the Partnership's Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership's margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership's disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years 2013, 2012 and 2011. During the fiscal year 2013 and 2012, the Partnership's average capitalization, excluding the Partnership's investments in the Non-Consolidated LLCs was $129,672,862 and $209,589,658, respectively. During the fiscal year 2011, the Partnership's average net assets was $391,184,526.

Fiscal Year 2013

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$126,708	0.10%	$316,294	$1,818
Currencies	2,418,207	1.86%	4,644,911	1,187,094
Energy	139,343	0.11%	329,010	8,084
Interest Rates	11,501,072	8.87%	15,677,879	7,611,477
Metals	82,926	0.06%	162,562	15,313
Stock Indices	920,777	0.71%	1,915,134	491,592

TOTAL	$15,189,033	11.71%	$23,045,790	$9,315,378

Fiscal Year 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$132,159	0.06%	$242,001	$25,771
Currencies	2,444,220	1.17%	3,879,866	1,121,989
Energy	179,201	0.08%	503,198	6,362
Interest Rates	16,376,083	7.81%	18,636,797	13,031,234
Metals	144,907	0.07%	340,467	15,683
Stock Indices	892,656	0.43%	1,660,028	271,099

TOTAL	$20,169,226	9.62%	$25,262,357	$14,472,138

Fiscal Year 2011

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agriculture	$575,010	0.15%	$1,807,484	$2,373
Currencies	8,164,447	2.09%	17,343,450	2,967,706
Energy	437,530	0.11%	1,416,199	4,658
Interest Rates	18,169,081	4.64%	24,865,187	9,498,555
Metals	493,207	0.13%	1,557,649	31,481
Stock Indices	1,144,008	0.29%	3,537,936	33,990

TOTAL	$28,983,283	7.41%	$50,527,905	$12,538,763

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

Non-Trading Risk

        Foreign Currency Balances;Cash on Deposit with MLPF&S, Newedge USA, JPMS ,MS&Co.,UBS Securities, Barclays, HSBC, State Street and The Bank of New York Mellon.

        The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial. The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back to U.S. dollars on a periodic basis.

        The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC, State Street or The Bank of New York Mellon. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is generally insignificant.

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

        The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector:

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

  Stock Indices

        The Partnership has significant equity exposure to G-7 equity index price movements, although as of December 31, 2013, the Partnership's primary exposures were in the stock indices from Southeast Asian countries. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major G-7 and Asian indices.

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

  Agriculture Commodities

        The Partnership's primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2013. In the past, the Partnership has had material market exposure to orange juice and cotton and may do so again in the future. However, BRIM anticipates that the Trading Advisors will maintain an emphasis on soybeans, grains and sugar, in which the Partnership has historically taken its largest positions.

  Energy

        The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

        The following were the non-trading risk exposures of the Partnership as of December 31, 2013.

  Foreign Currency Balances

        The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Partnership has minimal exchange rate exposure on these balances.

  U.S. Dollar Balances

        The Partnership holds its U.S. dollars in cash at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC, State Street and The Bank of New York Mellon. The Partnership has immaterial cash flow and interest-rate risk on its cash on deposit with MLPF&S, Newedge USA, JPMS,

MS&Co., UBS Securities, Barclays, HSBC, State Street in that declining interest rates would cause the income from such cash to decline.

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

        The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC and State Street in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. BRIM does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S, Newedge USA, JPMS, MS&Co., UBS Securities, Barclays, HSBC, State Street and The Bank of New York Mellon.

Item 8:    Consolidated Financial Statements and Supplementary Data

        Consolidated financial statements required by this item, including the report of independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2013, 2012 and 2011, are included as Exhibit 13.01 to this report.

        The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012. This information has not been audited.

Net Income by Quarter
Eight Quarters through December 31, 2013

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Total Income (Loss)	$6,012,558	$(3,768,332)	$(10,905,323)	$(1,272,477)	$(7,799,988)	$(72,203)	$3,468,940	$(12,459,199)
Total Expenses	1,700,481	1,854,483	2,329,548	2,667,318	3,122,931	3,323,973	3,698,383	3,823,483

Net Income (Loss)	$4,312,077	$(5,622,815)	$(13,234,871)	$(3,939,795)	$(10,922,919)	$(3,396,176)	$(229,443)	$(16,282,682)

Net Income (Loss) per Series A Unit	$0.0252	$(0.0282)	$(0.0550)	$(0.0149)	$(0.0370)	$(0.0104)	$(0.0009)	$(0.0432)
Net Income (Loss) per Series F Unit	$6.02	$(6.90)	$(13.51)	$(3.59)	$(8.80)	$(2.79)	$0.13	$(10.34)
Net Income (Loss) per Series G Unit	$0.0261	$(0.0298)	$(0.0581)	$(0.0155)	$(0.0381)	$(0.0121)	$0.0000	$(0.0448)
Net Income (Loss) per Series I Unit	$0.0409	$(0.0262)	$(0.0615)	$(0.0091)	$(0.0352)	$(0.0073)	$0.0103	$(0.0427)
Weighted average units Series A	136,017,449	162,231,045	200,364,270	223,756,617	252,136,637	278,403,557	303,708,654	327,717,234
Weighted average units Series F	61,091	66,250	70,478	74,805	78,737	81,258	86,373	90,659
Weighted average units Series G	17,462,354	18,381,424	19,695,227	20,908,396	21,896,186	22,621,697	23,497,617	24,305,942
Weighted average units Series I	1,497,602	1,688,736	1,873,085	1,922,531	2,000,105	1,926,284	1,996,632	2,152,850

The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with Deloitte & Touche LLP on accounting or financial disclosure.

Item 9A:    Controls and Procedures

Evaluation of Disclosure and Procedures

        The General Partner, with the participation of the Partnership's President as principal executive officer of the Partnership ("President") and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the General Partner's internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

        No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

        The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework" (1992).

        Based on its assessment, the Partnership's management concluded that, at December 31, 2013, the Partnership's internal control over financial reporting was effective.

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

        The managers and executive officers of the Partnership and BlackRock, with the responsibility for the Partnership as of December 31, 2013, and their respective business backgrounds are as follows.

Edward Rzeszowski    President of the Partnership (Age 42)

Michael L. Pungello    Vice President, Chief Financial Officer and Treasurer of the Partnership (Age 56)

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

        As of December 31, 2013, BRIM's general partner interest in the Partnership was valued at $3,354,997.

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

  Compensation Committee Interlocks and Insider Participation

  Not applicable.

  Compensation Committee Report

  Not applicable.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a)   Securities Authorized for Issuance Under Equity Compensation Plans:

          None.

        (b)   Security Ownership of Certain Beneficial Owners:

          Not applicable, the Units are non-voting. The Partnership is managed by BRIM, its General Partner.

        (c)   Security Ownership of Management:

          As of December 31, 2013, BRIM holdings were $3,354,997 of Series A, F, G & I Units, which was approximately 3% of the December 31, 2013 net asset value.

        (d)   Changes in Control:

          None.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

        (a)   Transactions with Related Persons, Promoters and Certain Control Persons

          In 2013, the Partnership expensed: (i) Sponsor fees of $2,462,311 to BRIM; (ii) Distribution fees of $5,849,462 to BRIM. This includes expenses from Non-Consolidated LLCs. In addition, BRIM may have derived certain economic benefits from possession of the Partnership's assets.

          See Item 1(c), "Narrative Description of Business—Charges" and "—Description of Current Charges" for a discussion of other business dealings between BRIM affiliates and the Partnership.

          The Partnership is prohibited from making any loans, to management or otherwise.

        (b)   Review, Approval or Ratification of Transactions with Related Persons:

          All of the service providers to the Partnership, other than the Trading Advisors, Merrill Lynch; Newedge USA, State Street, JPMS, MS&Co., UBS Securities, Barclays, HSBC and SS&C, are affiliates of BRIM. BRIM negotiated with the Trading Advisors over the level of their Management Fees and Profit Shares. However, none of the fees paid by the Partnership to any BRIM party were negotiated, and they are likely higher than those that may have been obtained in arm's-length bargaining. SS&C provides administrative services to the Partnership and is paid by the Partnership. BNY Mellon is the Transfer Agent of the Partnership and is paid by the Partnership.

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

Item 14:    Principal Accountant Fees and Services

        1)    Audit Fees

          Aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's consolidated financial statements and the audits of the Non-Consolidated LLCs as of and for the year ended December 31, 2013 were $299,500. Aggregate fees for these services for the year ended December 31, 2012 were $283,000.

        2)    Audit-Related Fees

          There were no other audit-related fees for the years ended December 31, 2013 or 2012 related to the Partnership.

        3)    Tax Fees

          Aggregate fees for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership's tax returns for the year ended December 31, 2013 are estimated to be $229,000. Aggregate fees for these services for the Partnership for the year ended December 31, 2012 were $229,000.

        4)    All Other Fees

          No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2013 or 2012 for any other professional services in relation to the Partnership.

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
3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated August 25, 1994.
Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant's Registration Statement.
3.01(ii)	Ninth Amended and Restated Limited Partnership Agreement of the Partnership.
Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration Statement (as Exhibit A).
3.01(iii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.
Exhibit 3.01(iii):	Is incorporated by reference from Exhibit 3.02(iii) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.
3.01(iv)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 13, 2005.

Designation	Description
Exhibit 3.01(iv):	Is incorporated herein by reference from Exhibit 3.01(iv) contained in the Registrant's report Form 10-K for the year ended December 31, 2004.
10.01(d)	Form of Advisory Agreement between the Partnership, BRIM and prospective Trading Advisors.
Exhibit 10.01(d):	Is incorporated by reference from Exhibit 10.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.
10.01(e):	Advisory Agreement between the Partnership, BRIM and Gleneagles Global Horizons, LLC, dated December 14, 2010*
Exhibit 10.01(e):	Is incorporated by reference from Exhibit 10.01(e) contained in Registrant's report on Form 10-K for the year ended December 31, 2010.*
10.01(f):	Advisory Agreement between Alamo Global Horizons, LLC, BRIM and Abraham Trading Co., dated March 29, 2010.*
Exhibit 10.01(f):	Is incorporated herein by reference from Exhibit 10.01(f) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(g):	Advisory Agreement between BRIM, Boolean Global Horizons, LLC, and Boronia Capital Pty Ltd dated, March 26, 2010.*
Exhibit 10.01(g):	Is incorporated herein by reference from Exhibit 10.01(g) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(h):	Advisory Agreement between Breakout Global Horizons, LLC, BRIM and Blackwater Capital Management, LLC, dated March 23, 2010.*
Exhibit 10.01(h):	Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(i):	Amended and Restated Advisory Agreement between BRIM, Cambridge Global Horizons, LLC, and Cantab Capital Partners LLP, dated March 31, 2013.*
Exhibit 10.01(i):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended March 31, 2013.
10.01(j):	Amended and Restated Advisory Agreement between the BRIM, Colby Global Horizons, LLC, and Crabel Capital Management, LLC, dated March 31, 2013.*
Exhibit 10.01(j):	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's report Form 10-Q for the quarter ended March 31, 2013.
10.01(k):	Advisory Agreement between BRIM, Mapleleaf Global Horizons, LLC and Mapleridge Capital Corporation, dated March 25, 2010.*
Exhibit 10.01(k):	Is incorporated herein by reference from Exhibit 10.01(k) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(l):	Advisory Agreement between BRIM, Nets Global Horizons, LLC and Nuwave Investment Management LLC, dated March 25, 2010.*
Exhibit 10.01(l):	Is incorporated herein by reference from Exhibit 10.01(l) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.

Designation	Description
10.01(m):	Advisory Agreement between BRIM, Orion Global Horizons, LLC and Ortus Capital Management Limited, dated March 26, 2010.*
Exhibit 10.01(m):	Is incorporated herein by reference from Exhibit 10.01(m) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(n):	Advisory Agreement between Quantum Global Horizons, LLC, BRIM and Quantitative Investment Management, LLC, dated March 25, 2010.*
Exhibit 10.01(n):	Is incorporated herein by reference from Exhibit 10.01(n) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(o):	Advisory Agreement between the BRIM, Warrior Global Horizons, LLC and Winton Capital Management Limited, dated March 29, 2010.*
Exhibit 10.01(o):	Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant's report Form 10-K for the year ended December 31, 2009.
10.01(p):	Advisory Agreement between the Partnership, BRIM and Surya Global Horizons, LLC, dated August 1, 2011*
Exhibit 10.01(p):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended September 30, 2011.
10.01(q):	Advisory Agreement between Chaminox Global Horizons, LLC, BRIM and Capital Fund Management S.A. dated December 28, 2011*
Exhibit 10.01(q):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-K for the year ended December 31, 2011.
10.01(r):	Advisory Agreement between Highgate Global Horizons, LLC, BRIM and Higgs Capital Management, LLP. dated October 12, 2012*
Exhibit 10.01(r):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended September 30, 2012.
10.01(s):	Advisory Agreement between Quaker Global Horizons, LLC, BRIM and QMS Capital Management, LP dated April 30, 2013*
Exhibit 10.01(s):	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's report Form 10-Q for the quarter ended March 31, 2013.
10.01(t):	Advisory Agreement between Canberra Global Horizons, LLC, BRIM and Civic Capital Advisors, LLC dated December 30, 2013*
Exhibit 10.01(t):	Is filed herewith.
10.02	Form of Consulting Agreement between each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.
Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.
10.03	Form of Customer Agreement between the Partnership and MLPF&S or Newedge USA.
Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.
10.05	Form of Subscription Agreement and Power of Attorney.

Designation	Description
Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement (as Exhibit D).
10.06	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM LLC, MLPF&S and the Partnership.
Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in Amendment No. 1 to the Registration Statement.
10.07	Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Trading Advisor, the Partnership and Merrill Lynch Futures Inc.
Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.
13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.
Exhibit 13.01:	Is filed herewith.
13.01(a)	Alamo Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(a):	Is filed herewith.
13.01(b)	Breakout Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(b):	Is filed herewith.
13.01(c)	Cambridge Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(c):	Is filed herewith.
13.01(d)	Nets Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(d):	Is filed herewith.
13.01(e)	Quantum Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(e):	Is filed herewith.
13.01(f)	Quaker Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(f):	Is filed herewith.
21.01	Subsidiaries of Registrant
Exhibit 21.01	Is filed herewith.
31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 31.01 and 31.02:	Are filed herewith.
Exhibit 32.01 and 32.02	Section 1350 Certifications

Designation	Description
Exhibit 32.01 and 32.02:	Are filed herewith.
Exhibit 101
Interactive Date Files of Financial Statements and Notes contained in this Annual Report on Form 10-K filed pursuant to Rule 405 of Regulation S-T. The financial information from the Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL), include; (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24.b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2014.

BLACKROCK GLOBAL HORIZONS I L.P.
By:	BLACKROCK INVESTMENT MANAGEMENT, LLC General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2014	By	/s/ EDWARD RZESZOWSKI Edward Rzeszowski President (Principal Executive Officer)
Date: March 21, 2014	By	/s/ MICHAEL L. PUNGELLO Michael L. Pungello Chief Financial Officer (Chief Financial Officer)

BLACKROCK GLOBAL HORIZONS I L.P.

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit
Exhibit 10.01(t):	Advisory Agreement between Canberra Global Horizons, LLC, BRIM and Civic Capital Advisors, LLC dated December 30, 2013*
Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm
Exhibit 13.01(a)	Alamo Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(b)	Breakout Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(c)	Cambridge Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(d)	Nets Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(e)	Quantum Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 13.01(f)	Quaker Global Horizons, LLC 2013 Annual Report and Independent Auditors' Report
Exhibit 21.01	Subsidiaries of Registrant
Exhibit 31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.01 and 32.02	Sections 1350 Certifications
Exhibit 101
Interactive Date Files of Financial Statements and Notes contained in this Annual Report on Form 10-K filed pursuant to Rule 405 of Regulation S-T. The financial information from the Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL), include (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24 b-2. Such redacted portions have been marked with an asterisk.