Form 10-Q
period 2014-03-31
BlackRock Global Horizons I L.P.
filed 2014-05-09
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR March 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS:
Cash and cash equivalents	$55,604,622	$62,321,409
Equity in commodity futures trading accounts:
Cash (restricted cash $13,291,480 and $10,605,212)	29,805,583	26,472,676
Net unrealized profit / market value on open contracts / options (See note 4)	493,869	738,429
Investments in Non-Consolidated LLCs
(cost $35,053,731 and $55,413,490) (See note 4)	32,645,551	49,264,514
Due from Non-Consolidated LLCs	2,369,852	3,621,272
Accrued interest and other assets	602	2,577

TOTAL ASSETS	$120,920,079	$142,420,877

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options (See note 4)	$385,830	$233,777
Redemptions payable	6,778,978	8,513,455
Profit Shares payable	—	407,778
Professional fees payable	534,948	521,394
Administrator fees payable	303,124	135,849
Distribution fees payable	294,067	348,490
Trading Advisors’ management fees payable	135,649	144,680
Sponsor fees payable	76,776	147,533
Other fees payable	341,135	286,598

Total liabilities	8,850,507	10,739,554

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,355,287 Units)	3,229,715	3,354,997
Limited Partners (114,922,679 and 130,976,898 Units)	108,839,857	128,326,326

Total partners’ capital	112,069,572	131,681,323

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$120,920,079	$142,420,877

NET ASSET VALUE PER UNIT (See note 2)

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2014	2013
TRADING PROFITS (LOSSES):

Realized	$789,177	$(414,883)
Change in unrealized	(650,780)	2,734,834
Change in value of Investments in Non-Consolidated LLCs (1)	(3,635,209)	(3,479,745)
Brokerage commissions and clearing costs	(217,351)	(145,234)

Total trading losses	(3,714,163)	(1,305,028)

INVESTMENT INCOME:
Interest	3,402	32,551

EXPENSES:
Distribution fees	526,250	1,185,834
Sponsor fees	221,840	498,833
Trading Advisors’ management fees	219,019	611,553
Professional fees	91,430	132,130
Administrator fees	91,040	147,299
Profit Shares	—	54,190
Other fees	67,341	37,479
Total expenses before waiver	1,216,920	2,667,318
Sponsor fee waiver (See Note 5)	(148,071)	—
Total expenses	1,068,849	2,667,318

NET INVESTMENT LOSS	(1,065,447)	(2,634,767)

NET LOSS	$(4,779,610)	$(3,939,795)

NET LOSS PER WEIGHTED AVERAGE UNIT: (2)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	112,508,578	223,756,617
Series F	57,743	74,805
Series G	16,556,354	20,908,396
Series I	1,344,281	1,922,531

Net loss per weighted average General Partner and Limited Partner Unit
Series A	$(0.0329)	$(0.0149)
Series F	$(7.96)	$(3.59)
Series G	$(0.0345)	$(0.0155)
Series I	$(0.0345)	$(0.0091)

(1) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

(2) The weighted average number of Units outstanding is computed for purposes of disclosing net loss per weighted average Unit.  The weighted average number of Units outstanding for the three-month periods ended March 31, 2014 and 2013 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2012	254,204,453	$3,636,703	$258,026,265	$261,662,968

Subscriptions	2,071,166	—	1,965,986	1,965,986

Net loss	—	(55,820)	(3,883,975)	(3,939,795)

Redemptions	(24,399,436)	—	(24,116,826)	(24,116,826)

PARTNERS’ CAPITAL, March 31, 2013	231,876,183	$3,580,883	$231,991,450	$235,572,333

PARTNERS’ CAPITAL, December 31, 2013	134,332,185	$3,354,997	$128,326,326	$131,681,323

Subscriptions	368,509	—	320,000	320,000

Net loss	—	(125,282)	(4,654,328)	(4,779,610)

Redemptions	(16,422,728)	—	(15,152,141)	(15,152,141)

PARTNERS’ CAPITAL, March 31, 2014	118,277,966	$3,229,715	$108,839,857	$112,069,572

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income, expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$0.8802	$212.56	$0.9206	$1.1261

Realized	0.0055	1.33	0.0057	0.0071
Change in unrealized	(0.0044)	(1.08)	(0.0047)	(0.0057)
Change in value of Investments in Non-Consolidated LLCs (1)	(0.0252)	(6.08)	(0.0263)	(0.0292)
Interest (2)	—	—	—	—
Expenses	(0.0089)	(2.16)	(0.0093)	(0.0068)

Net asset value, end of period	$0.8472	$204.57	$0.8860	$1.0915

Total Return: (1)

Total return (before Profit Shares)	-3.75%	-3.76%	-3.76%	-3.07%
Profit Shares	0.00%	0.00%	0.00%	0.00%
Total return	-3.75%	-3.76%	-3.76%	-3.07%

Ratios to Average Net Assets:(3) (4) (5)

Expenses (before Profit Shares)	4.08%	4.08%	4.09%	2.40%
Profit Shares	0.00%	0.00%	0.00%	0.00%
Expenses	4.08%	4.08%	4.09%	2.40%

Net investment loss	-4.07%	-4.07%	-4.08%	-2.39%

(1) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

(2) The amounts for Series A, Series G and Series I rounds to less than $(0.0001) and for Series F rounds to less than $(0.01).

(3) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) in the Consolidated Statement of Operations.

(4) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

(5) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A would be 6.79%, 0.00%, 6.79%, and (6.81)%, respectively; Series F & Series G would be 6.79%, 0.00%, 6.79% and (6.82)%, respectively; and for Series I would be 3.99%, 0.00%, 3.99% and (4.01)%, respectively.

See notes to consolidated financial statements.

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income, expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$0.9551	$230.67	$0.9991	$1.1835

Realized	(0.0015)	(0.37)	(0.0016)	(0.0019)
Change in unrealized	0.0102	2.46	0.0107	0.0126
Change in value of Investments in Non-Consolidated LLCs (1)	(0.0131)	(3.16)	(0.0137)	(0.0129)
Interest	0.0001	0.03	0.0001	0.0002
Expenses	(0.0106)	(2.56)	(0.0111)	(0.0072)

Net asset value, end of period	$0.9402	$227.07	$0.9835	$1.1743

Total Return: (1)

Total return (before Profit Shares)	-1.54%	-1.54%	-1.54%	-0.76%
Profit Shares	-0.02%	-0.02%	-0.02%	-0.02%
Total return	-1.56%	-1.56%	-1.56%	-0.78%

Ratios to Average Net Assets:(2) (3) (4)

Expenses (before Profit Shares)	4.38%	4.38%	4.38%	2.33%
Profit Shares	0.02%	0.02%	0.02%	0.02%
Expenses	4.40%	4.40%	4.40%	2.35%

Net investment loss	-4.35%	-4.35%	-4.35%	-2.30%

(1) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

(2) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) in the Consolidated Statement of Operations.

(3) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

(4) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, Series F & Series G would be 6.79%, 0.02%, 6.81% and (6.77)%, respectively; and for Series I would be 3.60%, 0.02%, 3.62% and (3.59)%, respectively.

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

The interim financial information at March 31, 2014 and 2013, and for the periods ended March 31, 2014 and 2013 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

The General Partner has formed a number of subsidiaries in the form of limited liability companies (“LLCs”) to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries has, in turn, entered into an advisory agreement with each respective Trading Advisor. The primary purpose of these subsidiaries is to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. However within each subsidiary, there will be no segregation of liabilities of the Partnership and any other funds or accounts that may allocate assets to the same subsidiary of the Partnership.

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates may also invest in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary will no longer be consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, May 7, 2013 and February 18, 2014, other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the

Partnership’s interest in such Non-Consolidated LLCs are presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.  The General Partner terminated the advisory agreement with the Trading Advisor for Cambridge Global Horizons, LLC on January 30, 2014 and paid all proceeds to its members in the second quarter of 2014. The Non-Consolidated LLC will then commence liquidation.  The General Partner entered into an advisory agreement with the Trading Advisor for Canberra Global Horizons, LLC on December 30, 2013; trading commenced February 18, 2014, at which time another fund managed by the General Partner also invested in the LLC.  On February 28, 2014, the other funds managed by the General Partner redeemed its entire investment from two Non-Consolidated LLCs, Alamo Global Horizons, LLC and Breakout Global Horizons, LLC.  As a result effective March 1, 2014, Alamo Global Horizons, LLC and Breakout Global Horizons, LLC became wholly owned subsidiaries of the Partnership and there is no expectation for other funds managed by the General Partner to invest in these subsidiaries in the future.

The Bank of New York Mellon provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), UBS Securities LLC (“UBS Securities”), HSBC Bank PLC (“HSBC”), Barclays Bank PLC (“Barclays”)  and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”) and at a custody account at State Street Bank and Trust Company (“State Street”). As of March 31, 2014, there were no assets held in any Portfolio Funds.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, MS&Co, UBS Securities, UBS AG (“UBS”), HSBC, Barclays and State Street each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, MS&Co., Barclays and UBS Securities (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, MS&Co., Barclays and UBS Securities, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in Net unrealized profit / market value on open contracts / options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in Net unrealized loss / market value on open contracts / options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.              PARTNERS’ CAPITAL

At March 31, 2014 and December 31, 2013, the Net Asset Values of the different Series of Units were:

March 31, 2014	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$85,459,081	100,877,904	$0.8472
Series F	10,976,768	53,658	$204.57
Series G	14,230,062	16,060,379	$0.8860
Series I	1,403,661	1,286,025	$1.0915
Total Partners’ Capital	$112,069,572	118,277,966

December 31, 2013	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$102,123,710	116,019,483	$0.8802
Series F	12,470,664	58,670	$212.56
Series G	15,542,406	16,882,395	$0.9206
Series I	1,544,543	1,371,637	$1.1261
Total Partners’ Capital	$131,681,323	134,332,185

3.              FAIR VALUE DISCLOSURES

The Partnership qualifies as an investment company under the provisions set forth in Accounting Standard Codification (“ASC”) 946, Financial Services — Investment Companies (“ASC 946”) and therefore, all investments including derivatives are stated at fair value in the Consolidated Statements of Financial Condition, and changes in fair value are included in Realized and Change in unrealized trading profits (losses) in the Consolidated Statements of Operations.

The Partnership records derivatives contracts held in commodities futures trading accounts and cash equivalents at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that the Partnership would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk to the extent the asset or liability is not traded on an exchange or an active market.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Partnership. Unobservable inputs are inputs that reflect the General Partner’s assumptions about what information market participants would use to price an asset or liability developed based on the best information available under the circumstances.

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

There were no Level 3 assets or liabilities held at March 31, 2014, December 31, 2013 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of March 31, 2014 and December 31, 2013.

		Fair Value at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$55,604,622	$55,604,622	$—
Investments in Non-Consolidated LLCs	32,645,551	—	32,645,551
Futures (1)	850,705	850,705	—
Forwards (1)	110,639	—	110,639
Options (1)	(853,305)	(865,417)	12,112
	$88,358,212	$55,589,910	$32,768,302

Description	December 31, 2013
Cash Equivalents	$62,321,409	$62,321,409	$—
Investments in Non-Consolidated LLCs	49,264,514	—	49,264,514
Futures (1)	1,153,714	1,153,714	—
Forwards (1)	(82,666)	—	(82,666)
Options (1)	(566,396)	(615,645)	49,249
	$112,090,575	$62,859,478	$49,231,097

(1) See the Condensed Consolidated Schedules of Investments in Note 4 for the values in each commodity industry sector within this table.

ASC 820 permits as a practical expedient, the Partnership to measure the fair value of its investments in the Non-Consolidated LLCs on the basis of the net asset value per unit of such investment or the equivalent if the net asset value per share of such investments (or the monetary equivalent) is calculated in a manner consistent with the measurement principles of the Audit and Accounting Guide as of the Partnership’s reporting date. The fair value of the investments in Non-Consolidated LLCs is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLC, plus any other assets and less any other liabilities held by the Non-Consolidated LLCs which approximates the net asset value per unit.  In accordance with ASC 820, Investments in Non-Consolidated LLCs have been considered Level 2 in the fair value hierarchy as the Partnership has the ability to increase or decrease its ownership in the Non-Consolidated LLC at the above basis on the measurement date.

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and Non-consolidated LLCs, engages in the speculative trading of derivative contracts on agriculture, currencies, energy, interest rates, metals and stock indices.  The following were the primary trading risk exposures of such derivative contracts as of at March 31, 2014, organized by market sector:

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

As of 3/31/2014

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Condition	of Financial Condition
Futures
Agriculture	$656,043	$(298,896)	$357,147
Currencies	412,409	(153,643)	258,766
Energy	59,748	(68,557)	(8,809)
Interest rates	309,297	(319,836)	(10,539)
Metals	2,224,218	(2,194,106)	30,112
Stock indices	292,320	(94,611)	197,709
Subtotal	3,954,035	(3,129,649)	824,386

Forwards
Currencies	411,827	(292,310)	119,517

Options
Agriculture	764	(377)	387
Currencies	—	(18,303)	(18,303)
Energy	83,400	(48,000)	35,400
Interest rates	—	(564,843)	(564,843)
Stock indices	212,275	(114,950)	97,325
Subtotal	296,439	(746,473)	(450,034)

Total Derivatives subject to a master netting or similar arrangement	4,662,301	(4,168,432)	493,869

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$4,662,301	$(4,168,432)	$493,869

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Condition	of Financial Condition
Futures
Agriculture	$(175,816)	$298,896	$123,080
Currencies	(181,751)	153,643	(28,108)
Energy	(68,462)	68,557	95
Interest rates	(316,500)	319,836	3,336
Metals	(2,266,190)	2,194,106	(72,084)
Stock indices	(94,611)	94,611	—
Subtotal	(3,103,330)	3,129,649	26,319

Forwards
Currencies	(301,188)	292,310	(8,878)

Options
Agriculture	(571)	377	(194)
Currencies	(13,125)	16,915	3,790
Energy	(155,100)	48,000	(107,100)
Interest rates	(461,250)	161,483	(299,767)
Stock indices	(114,950)	114,950	—
Subtotal	(744,996)	341,725	(403,271)

Total Derivatives subject to a master netting or similar arrangement	(4,149,514)	3,763,684	(385,830)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(4,149,514)	$3,763,684	$(385,830)

As of 12/31/2013

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Assets	of Financial Condition	of Financial Condition
Futures
Agriculture	$168,600	$(119,929)	$48,671
Currencies	256,067	(44,656)	211,411
Energy	40,183	(35,855)	4,328
Interest rates	92,335	(184,727)	(92,392)
Metals	1,028,523	(949,902)	78,621
Stock indices	971,018	(9,814)	961,204
Subtotal	2,556,726	(1,344,883)	1,211,843

Forwards
Currencies	336,711	(334,160)	2,551

Options
Currencies	344,294	(172,223)	172,071
Energy	—	(28,500)	(28,500)
Interest rates	—	(570,141)	(570,141)
Stock indices	—	(49,395)	(49,395)
Subtotal	344,294	(820,259)	(475,965)

Total Derivatives subject to a master netting or similar arrangement	3,237,731	(2,499,302)	738,429

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$3,237,731	$(2,499,302)	$738,429

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements	the Consolidated Statements
Industry Sector	Recognized Liabilities	of Financial Condition	of Financial Condition
Futures
Agriculture	$(119,929)	$119,929	$—
Currencies	(44,656)	44,656	—
Energy	(35,855)	35,855	—
Interest rates	(239,106)	184,727	(54,379)
Metals	(949,902)	949,902	—
Stock indices	(13,564)	9,814	(3,750)
Subtotal	(1,403,012)	1,344,883	(58,129)

Forwards
Currencies	(419,377)	334,160	(85,217)

Options
Currencies	(295,045)	172,223	(122,822)
Energy	(9,150)	11,100	1,950
Interest rates	(163,219)	406,735	243,516
Stock indices	(213,075)	—	(213,075)
Subtotal	(680,489)	590,058	(90,431)

Total Derivatives subject to a master netting or similar arrangement	(2,502,878)	2,269,101	(233,777)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(2,502,878)	$2,269,101	$(233,777)

As of 3/31/2014

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$508,923	$—	$508,923
Counterparty B	275,303	—	275,303
Counterparty C	—	—	—
Counterparty D	100,629	—	100,629
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	3,233	—	3,233
Counterparty H	55,741	—	55,741
	$943,829	$—	$943,829

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	835,790	3,037,518	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	—	—	—
	$835,790	$3,037,518	$—

As of 12/31/2013

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$765,608	$—	$765,608
Counterparty B	454,673	—	454,673
Counterparty C	—	—	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	40,799	—	40,799
Counterparty H	—	—	—
	$1,261,080	$—	$1,261,080

	Net Amount of Unrealized Loss	Cash Collateral	Net
Counterparty	in the Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	673,773	2,575,061	—
Counterparty D	—	—	—
Counterparty E	76,767	85	76,682
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	5,888	3	5,885
	$756,428	$2,575,149	$82,567

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 1% to 10% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at March 31, 2014 and December 31, 2013 was $13,291,480 and $10,605,212 respectively, which equals 11.86% and 8.05% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended March 31, 2014, 59,865 contracts were closed.  The fair value of options held as of March 31, 2014 includes premiums paid of $316,623 and received of $1,119,570. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of March 31, 2014 are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	451	$651,184	$(94,391)	$556,793	0.50%	(94)	$4,859	$(81,425)	$(76,566)	-0.07%	$480,227	0.43%	April 14 - February 15
Currencies	597	364,302	(141,726)	222,576	0.20%	(177)	48,107	(40,025)	8,082	0.01%	230,658	0.21%	May 14 - June 14
Energy	98	46,406	(60,048)	(13,642)	-0.01%	(39)	13,342	(8,414)	4,928	0.01%	(8,714)	0.00%	April 14 - September 14
Interest rates	2,187	173,034	(286,258)	(113,224)	-0.10%	(1,137)	136,263	(30,242)	106,021	0.10%	(7,203)	0.00%	April 14 - December 18
Metals	549	594,724	(1,469,119)	(874,395)	-0.78%	(589)	1,629,494	(797,071)	832,423	0.74%	(41,972)	-0.04%	April 14 - February 15
Stock indices	416	271,416	(51,923)	219,493	0.19%	(94)	20,905	(42,689)	(21,784)	-0.02%	197,709	0.17%	April 14 - December 14
Subtotal	4,298	2,101,066	(2,103,465)	(2,399)	0.00%	(2,130)	1,852,970	(999,866)	853,104	0.77%	850,705	0.77%

Forwards
Currencies		288,059	(56,655)	231,404	0.21%		123,768	(244,533)	(120,765)	-0.11%	110,639	0.10%	April 14 - September 14

Options
Agriculture	1	571	—	571	0.00%	(19)	—	(378)	(378)	0.00%	193	0.00%	April 14
Currencies	—	16,915	—	16,915	0.02%	—	—	(31,428)	(31,428)	-0.03%	(14,513)	-0.01%	April 14
Energy	15	48,000	—	48,000	0.04%	(105)	—	(119,700)	(119,700)	-0.11%	(71,700)	-0.07%	April 14
Interest rates	225	161,484	—	161,484	0.14%	(2,610)	—	(1,026,094)	(1,026,094)	-0.91%	(864,610)	-0.77%	April 14 - May 14
Stock indices	38	114,950	—	114,950	0.10%	(75)	—	(17,625)	(17,625)	-0.02%	97,325	0.08%	April 14
Subtotal	279	341,920	—	341,920	0.30%	(2,809)	—	(1,195,225)	(1,195,225)	-1.07%	(853,305)	-0.77%

Total	4,577	$2,731,045	$(2,160,120)	$570,925	0.51%	(4,939)	$1,976,738	$(2,439,624)	$(462,886)	-0.41%	$108,039	0.10%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of March 31, 2014.

During the year ended December 31, 2013, 224,642 contracts were closed. The fair value of options held as of December 31, 2013 includes premiums paid of $380,693 and received of $957,228. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of December 31, 2013 are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	133	$15,035	$(97,886)	$(82,851)	-0.06%	(150)	$153,565	$(22,043)	$131,522	0.10%	$48,671	0.04%	January 14 - December 14
Currencies	214	97,977	(40,224)	57,753	0.04%	(95)	158,091	(4,433)	153,658	0.12%	211,411	0.16%	March 14
Energy	56	40,183	(26,367)	13,816	0.01%	(5)	—	(9,488)	(9,488)	-0.01%	4,328	0.00%	January 14 - April 14
Interest rates	1,284	47,047	(223,537)	(176,490)	-0.13%	(362)	45,288	(15,569)	29,719	0.02%	(146,771)	-0.11%	January 14 - September 16
Metals	346	800,800	(211,988)	588,812	0.45%	(331)	227,723	(737,914)	(510,191)	-0.39%	78,621	0.06%	January 14 - April 14
Stock indices	495	970,818	(1,787)	969,031	0.73%	(96)	200	(11,777)	(11,577)	-0.01%	957,454	0.72%	January 14 - March 14
Subtotal	2,528	1,971,860	(601,789)	1,370,071	1.04%	(1,039)	584,867	(801,224)	(216,357)	-0.17%	1,153,714	0.87%

Forwards
Currencies		156,904	(116,121)	40,783	0.03%		179,807	(303,256)	(123,449)	-0.09%	(82,666)	-0.06%	January 14 - May 14

Options
Currencies	—	172,223	—	172,223	0.13%	—	—	(122,974)	(122,974)	-0.09%	49,249	0.04%	January 14
Energy	15	11,100	—	11,100	0.01%	(75)	—	(37,650)	(37,650)	-0.03%	(26,550)	-0.02%	January 14
Interest rates	465	406,734	—	406,734	0.31%	(1,935)	—	(733,359)	(733,359)	-0.56%	(326,625)	-0.25%	January 14
Stock indices	—	—	—	—	0.00%	(333)	—	(262,470)	(262,470)	-0.20%	(262,470)	-0.20%	January 14 - March 14
Subtotal	480	590,057	—	590,057	0.45%	(2,343)	—	(1,156,453)	(1,156,453)	-0.88%	(566,396)	-0.43%

Total	3,008	$2,718,821	$(717,910)	$2,000,911	1.52%	(3,382)	$764,674	$(2,260,933)	$(1,496,259)	-1.14%	$504,652	0.38%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of December 31, 2013.

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through March 31, 2014 and December 31, 2013, respectively:

March 31, 2014

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Canberra Global Horizons, LLC	$10,452,397	$11,581,946	75.79%	2.025%	15%		Monthly
Quaker Global Horizons, LLC	13,413,123	14,345,341	78.73%	1%	20	% (1)	Monthly
Quantum Global Horizons, LLC	8,780,031	9,126,444	50.71%	0%	30%		Monthly

Total	$32,645,551	$35,053,731

December 31, 2013

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Alamo Global Horizons, LLC	$8,199,499	$9,469,624	77.02%	2%	20%		Monthly
Breakout Global Horizons, LLC	9,010,495	9,579,951	70.62%	1%	15%		Monthly
Cambridge Global Horizons, LLC	7,773,556	11,256,744	60.99%	1.35%	10%		Monthly
Quaker Global Horizons, LLC	14,195,907	13,349,897	64.37%	1%	20	% (1)	Monthly
Quantum Global Horizons, LLC	10,085,057	11,757,274	45.15%	0%	30%		Monthly

Total	$49,264,514	$55,413,490

(1) If net contribution amount is more than $50 million, the percentage shall equal 17.5%

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013 are as follows:

2014

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$216,805	$150,518	$367,323
Currencies	249,426	(200,832)	48,594
Energy	(442,219)	(9,577)	(451,796)
Interest rates	(1,454,805)	7,197	(1,447,608)
Metals	(450,276)	89,251	(361,025)
Stock indices	(1,747,703)	(820,146)	(2,567,849)
Subtotal	(3,628,772)	(783,589)	(4,412,361)

Forwards
Currencies	(185,320)	193,305	7,985

Options
Agriculture	(16,876)	1,656	(15,220)
Currencies	242,653	(69,324)	173,329
Energy	323,031	1,188	324,219
Interest rates	2,675,744	(70,684)	2,605,060
Metals	10,612	—	10,612
Stock indices	1,368,105	76,668	1,444,773
Subtotal	4,603,269	(60,496)	4,542,773

Total	$789,177	$(650,780)	$138,397

2013

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$(583,304)	$215,265	$(368,039)
Currencies	981,342	(661,026)	320,316
Energy	(731,718)	122,927	(608,791)
Interest rates	(1,144,639)	288,811	(855,828)
Metals	(567,539)	629,650	62,111
Stock indices	3,918,623	(265,108)	3,653,515
Subtotal	1,872,765	330,519	2,203,284

Forwards
Currencies	(4,219,130)	2,181,835	(2,037,295)

Options
Agriculture	(23,411)	45,542	22,131
Currencies	608,495	260,401	868,896
Energy	312,614	(54,751)	257,863
Interest rates	1,055,296	28,022	1,083,318
Metals	(137,340)	(59,385)	(196,725)
Stock indices	115,828	2,651	118,479
Subtotal	1,931,482	222,480	2,153,962

Total	$(414,883)	$2,734,834	$2,319,951

5.   RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, $55,604,622 and $62,321,409, respectively, were invested in an affiliated BlackRock money market fund.  The Due from Non-Consolidated LLCs balance of $2,369,852 and $3,621,272 included in the Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, respectively, represents the amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership.

BRIM reimburses the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisors’ Profit Shares (such fees and expenses, exclusive of the Trading Advisors’ Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”).  Because Series I is not subject to the 3.0% distribution fee, the Expense Cap for Series I is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Series.  On each Regularly Scheduled Calculation Date, BRIM will waive the portion of the sponsor fees that would otherwise be payable to BRIM that is necessary to reduce the Capped Expenses until they equal the Expense Cap.  If the waiver of the sponsor fees is not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BRIM will pay those Capped Expenses necessary so that Capped Expenses do not exceed the Expense Cap.  However, if on any Regularly Scheduled Calculation Date Capped Expenses are less than the Expense Cap, the difference is used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM on preceding Calculation Dates in the same calendar year.  Any such amounts may not be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM in preceding periods.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, FASB issued ASU 2013-07, Presentation of Financial Statements: Liquidation Basis of Accounting (“ASU 2013-07”). ASU 2013-07 provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose in an applicable entity’s financial statements. It is intended to increase the consistency and comparability of financial statements prepared under the liquidation basis of accounting. ASU 2013-07 is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim period therein and should be applied prospectively. There has been no impact to the Partnership as a result of adopting ASU 2013-07.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 also amends the current requirements related to qualifying for the “investment company deferral” as well as the requirements related to qualifying for the “net asset value practical expedient”. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. There has been no impact to the Partnership as a result of adopting ASU 2013-08.

7.   SUBSEQUENT EVENTS

The General Partner has evaluated the impact of all subsequent events of the Partnership through the date these consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, other than as described below.

The General Partner terminated the advisory agreement with the Trading Advisor for Chamonix Global Horizons, LLC on April 24, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of March 1, 2014, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading LP - Diversified Program	Systematic	Long-term trend-following	5.85%	Registered	Not Registered

Blackwater Capital Management LLC - Diversified Program	Systematic	Medium-term trend-following	6.90%	Registered	Not Registered

Capital Fund Management S.A.	Systematic	Short-term trend following	7.25%	Registered	Registered

Civic Capital Advisors LLC - Currency Program*	Discretionary	Fundamental - Dedicated FX	10.00%	Registered	Registered

Crabel Capital Management LLC - Diversified Futures Program	Systematic	Short-term trend-following	8.00%	Registered	Not Registered

Ellington Management Group, LLC	Systematic	Multi Strategy - Diversified	8.50%	Registered	Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.20%	Registered	Registered

QMS Capital Management LP*	Systematic	Diversified financial focus	12.00%	Registered	Not Registered

Quantitative Investment Management - Global Program*	Systematic	Short-term pattern recognition	8.10%	Registered	Registered

Solaise Capital Management, LLP - Systematic Program	Systematic	Medium-term trend-following	9.20%	Registered	Registered

Winton Capital Management Ltd. - Diversified Program	Systematic	Medium-term trend-following	12.00%	Registered	Registered

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

The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor govern the relationships with the Trading Advisors, each of which have been attached as exhibits to certain Partnership’s prior or current filings.  The principal terms of this form of advisory agreement include the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below are general summary descriptions of these terms as well as the minimum account maintenance level for each Trading Advisor.   As each advisory agreement is specifically negotiated with each Trading Advisor, there are certain variations within the terms of each of the advisory agreements.  As noted above, each of these advisory agreements have been attached as exhibits to certain of the Partnership’s prior filings.

Management Fees. Generally, Management Fees approximate between 0% and 2.025% (annualized) of the net asset value of the Partnership’s account managed by a Trading Advisor.

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Abraham Trading LP: $1,000,000; Blackwater Capital Management LLC: $1,000,000; Civic Capital Advisors LLC: none; Capital Fund Management S.A.: $50,000,000; Crabel Capital Management LLC: $1,000,000; Ellington Management Group, LLC: $10,000,000; G Capital Fund Management LLC: $25,000,000; QMS Capital Management LP: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.  The relationship with Cantab Capital Partners LLP was terminated on January 30, 2014.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.
2013	$230.35	$227.16	$227.07
2014	$210.36	$207.85	$204.57

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at March 31, 2014, and 2013, which excludes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

2014

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Trading LP (1)	$603,239	$(493,405)	$(1,763)	$108,071
Blackwater Capital Management LLC (1)	(100,344)	98,814	(2,611)	(4,141)
Capital Fund Management S.A.	(208,616)	(64,667)	(7,438)	(280,721)
Crabel Capital Management LLC	602,809	74,441	(106,432)	570,818
Ellington Management Group, LLC	(85,360)	10,341	(9,135)	(84,154)
G Capital Fund Management LLC	(47,710)	27,008	(75,268)	(95,970)
Higgs Capital Management LLP	220	—	(738)	(518)
Ortus Capital Management Ltd.	(76,146)	76,767	—	621
Solaise Capital Management LLP	(18,662)	(178,135)	(10,422)	(207,219)
Winton Capital Management Limited	119,747	(201,944)	(3,544)	(85,741)
Total	$789,177	$(650,780)	$(217,351)	$(78,954)

(1) Effective March 1, 2014, this is a wholly owned subsidiary of the Partnership

The weighted average Management Fee rate of the Trading Advisors based on allocations as of March 31, 2014 was 1.23% and the weighted average Profit Share was 21%. The range of Management Fees as of March 31, 2014 was 0% to 2.025% (annualized) and the range of Profit Shares was 15% to 30%.

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

Performance Summary - Results of Trading

January 1, 2014 to March 31, 2014

Directional Trading Advisors continued to experience a difficult trading environment in the first quarter, but worked to generate roughly flat performance over the period.

Equity-based trading was the leading detractor by strategy, particularly early in the period. Select equity markets declined in symphony with sharp sell-offs in the emerging markets early in the quarter, leading to losses for Trading Advisors with long-equity biases in developing markets. Most notably, long positions in Japan’s Nikkei and TOPIX indices declined as investors moved to take profits from last year’s gains on concerns over disappointing manufacturing and export data from China, volatility in the emerging markets, as well as in anticipation of the new consumption tax to be enacted in April. Short positions in Australian equity exposure also detracted, as local markets rallied on better-than-expected economic data and benefited from the flight-to-quality from emerging markets.

Metals was another strategy generally contributing losses. Trading Advisors with longer-term models noting the substantial decline in precious metals during 2013 came into the year short gold and silver, but a sharp reversal in February generated losses for short positions. The sharp increase was attributed in part to reports of resurging demand for gold in China and India. Trading Advisors adjusting their portfolio toward a longer bias in response were hurt again as both gold and silver sold back down to near previous levels over the course of March, primarily on profit-taking after a cool-down of potential hostilities surrounding Crimea, as well as from a further deceleration of the U.S. Federal Reserve (the “Fed”)’s tapering program.

Energy-based holdings also detracted slightly. Trading Advisors with net short positioning in crude and Brent crude oil early in the quarter were initially hurt by strong demand for fuels driven by record cold temperatures across much of the U.S. These losses were somewhat offset as Trading Advisors switched to a net long positioning in February, and benefited from further appreciation in energy prices, but a normalization in pricing in March as the cold weather broke again generally created losses again in March. Notably, over the quarter, periods of cold weather in the U.S. created a volatile environment for natural gas prices, and long gas positions were aided by several large price spikes during the quarter, helping to reduce overall losses, but Trading Advisors slow to sell during these spikes saw little benefit as prices quickly regressed back to previous pricing levels.

On the positive side, fixed income rates trading was one of the most additive strategies during the period, as rate levels oscillated on developing news during the quarter. More generally, net long positioning benefited performance as global sovereign yields continued to be under pressure from demand by yield hungry investors, as well as from defensive investors seeking shelter from recent emerging market volatility. Further trading opportunities were generated by misinterpreted comments by new Fed Chair Janet Yellen, who later clarified to investors that interest rates are expected to remain low for still some time. Low Eurozone growth and the potential for Eurozone deflation continued to also be a driver of uncertainty, fueling calls for more aggressive policy action. Long positioning in Europe and Japan benefited from a flight-to-quality in January, and continued strong demand for yield was supportive for much of the rest of the quarter.

Currency and agriculture holdings also contributed modestly during the quarter.   In foreign exchange activity, gains in long euro and U.K. pound sterling positions were offset somewhat by losses in short Japanese yen. Long-term momentum models following the yen’s systematic devaluation over the course of last year were caught wrong-footed by a reversal generated in part by inflows from regional emerging markets. Trading Advisors have significantly increased long euro positions, while simultaneously increasing short exposure to U.S. dollar, Australian dollar and the U.K. pound sterling. Despite year-to-date appreciation, short Japanese yen exposure continues to be a common position amongst underlying Trading Advisors.

In agricultural commodities, long positions have been concentrated in soybeans, cocoa and hogs, while common short exposures include wheat and sugar. Hog prices spiked in February as a swine virus sparked a U.S. nationwide epidemic estimated to have killed a material proportion of the annual hog supply put up for sale. Soybean prices also continued to show strong upward momentum as many of the top soybean-producing countries faced unusually dry weather.

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

Foreign exchange strategies were generally additive to Partnership performance for the quarter. The Japanese yen weakened as Prime Minister Abe aggressively advocated further monetary easing, placing pressure on the Bank of Japan to implement a substantial quantitative easing program. Further, the U.S. dollar continued to strengthen on the back of successful quantitative easing implementation and eased inflation fears stemming from comments from the Fed. The euro struggled late in the quarter against the U.S. dollar and most developed Asian currencies on uncertainty around the banking crisis that unfolded in Cyprus, reigniting familiar concerns about the instability of the European Union.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The continued level of interest rates in 2014 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 84% of its assets are earning interest.  For the three months ended March 31, 2014, the Partnership earned $3,402 in interest income, which represents less than 0.01% of the Partnership’s average month-end net assets.  For the three months ended March 31, 2013, the Partnership earned $32,551 in interest income, or approximately 0.01% of the Partnership’s average month-end assets.  The average interest rates for the three months ended March 31, 2014 was 0.01%.  The average interest rates for the three months ended March 31, 2013 was 0.07%.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  As such, expenses that vary with net assets are lower as of March 31, 2014 when compared to the three months ended March 31, 2013.  For the three months ended March 31, 2014, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 58%, when compared to the three months ended March 31, 2013.  Profit Shares decreased for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013 primarily due to the Partnership’s lower profitability and also less profitable Trading Advisors.

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

There were no material commitments for capital expenditures as of March 31, 2014, the end of the most recent reporting period.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities and has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forward and option contracts, both long and short.  The Partnership may also engage in trading derivatives.  The Partnership’s financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at March 31, 2014.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly periods ended March 31, 2014 and March 31, 2013.  During these periods, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, were $78,622,326 and $163,306,293 respectively.

	As of March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$196,421	0.25%	$430,447	$54,326
Currencies	2,065,782	2.63%	2,948,081	1,240,521
Energy	93,784	0.12%	105,598	77,812
Interest rates	9,809,609	12.47%	11,274,110	8,968,674
Metals	20,946	0.03%	27,305	9,308
Stock indices	526,130	0.67%	785,187	199,197

TOTAL	$12,712,672	16.17%	$15,570,728	$10,549,838

	As of March 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$89,930	0.06%	$144,570	$51,454
Currencies	3,214,513	1.97%	4,644,911	2,354,339
Energy	201,484	0.12%	322,552	92,052
Interest rates	10,891,527	6.67%	13,219,233	9,022,094
Metals	121,374	0.07%	151,384	78,490
Stock indices	1,294,432	0.79%	1,915,134	973,143

TOTAL	$15,813,260	9.68%	$20,397,784	$12,571,572

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended March 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings

None.

Item 1A.          Risk Factors

Risk Associated with Decline in Assets of Partnership

If the assets of the Partnership continue to decline, it may impair the ability of the Partnership to maintain a diversified portfolio.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jan-14	$79,000	89,752	$0.8802	Jan-14	$—	—	$1.1261
Feb-14	90,000	103,318	0.8711	Feb-14	—	—	1.1170
Mar-14	151,000	175,439	0.8607	Mar-14	—	—	1.1062

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2014:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2014	348	$210.36	$73,205
February 28, 2014	2,084	207.85	433,159
March 31, 2014	2,580	204.57	527,791

Total	5,012		$1,034,155

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2014	2,707,492	$0.8711	$2,358,496
February 28, 2014	5,769,063	0.8607	4,965,433
March 31, 2014	7,033,533	0.8472	5,958,809

Total	15,510,088		$13,282,738

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2014	439,139	$0.9111	$400,100
February 28, 2014	99,846	0.9003	89,891
March 31, 2014	283,031	0.8860	250,765

Total	822,016		$740,756

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
January 31, 2014	41,034	$1.1170	$45,835
February 28, 2014	—	1.1062	—
March 31, 2014	44,578	1.0915	48,657

Total	85,612		$94,492

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   Mine Safety Disclosure

Not Applicable.

Item 5.                  Other Information

None.

Item 6.       Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

10.01                                                                 Advisory Agreement between Euphrates Global Horizons, LLC, BRIM and Ellington Management Group, L.L.C. dated February 7, 2014*

Exhibit 10.01:                   Is filed herewith.

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                                     Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02:                                     Are filed herewith.

101                                                                           The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

*Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Exchange Act Rule 24b-2. Such redacted portions have been marked with an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: May 9, 2014	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: May 9, 2014	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)