Form 10-Q
period 2014-06-30
BlackRock Global Horizons I L.P.
filed 2014-08-13
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR June 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,
	2014	December 31,
	(in liquidation)	2013

ASSETS:
Cash and cash equivalents	$42,792,501	$62,321,409
Equity in commodity futures trading accounts:
Cash (restricted cash $11,670,935 and $10,605,212)	30,763,852	26,472,676
Net unrealized profit / market value on open contracts / options (See note 4)	1,439,462	738,429
Investments in Non-Consolidated LLCs
(cost $26,688,697 and $55,413,490) (See note 4)	22,928,285	49,264,514
Due from Non-Consolidated LLCs	10,649,114	3,621,272
Reimbursement from Sponsor	679,768	—
Accrued interest and other assets	682	2,577

TOTAL ASSETS	$109,253,664	$142,420,877

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options (See note 4)	$1,457,643	$233,777
Redemptions payable	33,096,077	8,513,455
Profit Shares payable	171,563	407,778
Professional fees payable	882,744	521,394
Administrator fees payable	484,736	135,849
Distribution fees payable	261,224	348,490
Trading Advisors’ management fees payable	138,673	144,680
Sponsor fees payable	222,942	147,533
Other fees payable	438,831	286,598

Total liabilities	37,154,433	10,739,554

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,355,287 Units)	3,248,230	3,354,997
Limited Partners (70,967,912 and 130,976,898 Units)	68,851,001	128,326,326

Total partners’ capital	72,099,231	131,681,323

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$109,253,664	$142,420,877

NET ASSET VALUE PER UNIT (See note 2)

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2014	June 30,	June 30, 2014	June 30,
	(in liquidation)	2013	(in liquidation)	2013
TRADING PROFITS (LOSSES):

Realized	$3,485,743	$(5,385,874)	$4,274,920	$(5,800,757)
Change in unrealized	(1,561)	(877,438)	(652,341)	1,857,396
Change in value of Investments in Non-Consolidated LLCs (1)	(1,360,585)	(4,314,307)	(4,995,794)	(7,794,052)
Brokerage commissions and clearing costs	(236,696)	(347,663)	(454,047)	(492,897)

Total trading profits / (losses)	1,886,901	(10,925,282)	(1,827,262)	(12,230,310)

INVESTMENT INCOME:
Interest	351	19,959	3,753	52,510

EXPENSES:
Distribution fees	550,759	1,063,878	1,077,009	2,249,712
Professional fees	445,506	127,095	536,936	259,225
Sponsor fees	232,249	447,802	454,089	946,635
Trading Advisors’ management fees	233,899	539,369	452,918	1,150,922
Administrator fees	123,585	116,160	214,625	263,459
Profit Shares	206,125	(47,674)	206,125	6,516
Other fees	54,642	82,918	121,983	120,397
Total expenses before waiver	1,846,765	2,329,548	3,063,685	4,996,866
Sponsor fee waiver (See note 5)	(528,562)	—	(676,633)	—
Total expenses	1,318,203	2,329,548	2,387,052	4,996,866

NET INVESTMENT LOSS	(1,317,852)	(2,309,589)	(2,383,299)	(4,944,356)

NET INCOME / (LOSS)	$569,049	$(13,234,871)	$(4,210,561)	$(17,174,666)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (2)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	97,713,775	200,364,270	105,111,176	212,060,443
Series F	49,940	70,478	53,842	72,642
Series G	15,775,218	19,695,227	16,165,786	20,301,811
Series I	1,215,261	1,873,085	1,279,771	1,897,808

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$0.0044	$(0.0550)	$(0.0311)	$(0.0677)
Series F	$0.96	$(13.51)	$(7.65)	$(16.81)
Series G	$0.0048	$(0.0581)	$(0.0307)	$(0.0724)
Series I	$0.0133	$(0.0615)	$(0.0236)	$(0.0699)

(1) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

(2) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month and six-month periods ended June 30, 2014 and 2013 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (IN LIQUIDATION) AND 2013

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2012	254,204,453	$3,636,703	$258,026,265	$261,662,968

Subscriptions	3,025,146	—	2,860,986	2,860,986

Net loss	—	(269,970)	(16,904,696)	(17,174,666)

Redemptions	(64,267,209)	—	(61,148,112)	(61,148,112)

PARTNERS’ CAPITAL, June 30, 2013	192,962,390	$3,366,733	$182,834,443	$186,201,176

PARTNERS’ CAPITAL, December 31, 2013	134,332,185	$3,354,997	$128,326,326	$131,681,323

Subscriptions	870,161	—	745,000	745,000

Net loss	—	(113,912)	(4,322,085)	(4,435,997)

Redemptions	(24,267,162)	—	(23,013,410)	(23,013,410)

PARTNERS’ CAPITAL, May 31, 2014	110,935,184	$3,241,085	$101,735,831	$104,976,916

PARTNERS’ CAPITAL, June 1, 2014	110,935,184	$3,241,085	$101,735,831	$104,976,916

Subscriptions	—	—	—	—

Net income	—	7,145	218,291	225,436

Redemptions	(36,611,985)	—	(33,103,121)	(33,103,121)

PARTNERS’ CAPITAL, June 30, 2014 (in liquidation)	74,323,199	$3,248,230	$68,851,001	$72,099,231

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (IN LIQUIDATION)

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

	Series A	Series F	Series G	Series I
Per Unit Operating Performance:

Net asset value, beginning of period	$0.8802	$212.56	$0.9206	$1.1261

Realized	0.0331	7.99	0.0346	0.0427
Change in unrealized	(0.0045)	(1.09)	(0.0047)	(0.0058)
Change in value of Investments in Non-Consolidated LLCs (1)	(0.0358)	(8.66)	(0.0375)	(0.0403)
Interest (2)	—	—	—	—
Expenses	(0.0212)	(5.11)	(0.0221)	(0.0175)

Net asset value, end of period	$0.8518	$205.69	$0.8909	$1.1052

Total Return: (1)

Total return (before Profit Shares)	-3.04%	-3.04%	-3.04%	-1.61%
Profit Shares	-0.19%	-0.19%	-0.19%	-0.25%
Total return	-3.23%	-3.23%	-3.23%	-1.86%

Ratios to Average Net Assets:(3) (4) (5)

Expenses (before Profit Shares)	4.51%	4.51%	4.53%	2.65%
Profit Shares	0.17%	0.17%	0.19%	0.23%
Expenses	4.68%	4.68%	4.72%	2.88%

Net investment loss	-4.67%	-4.68%	-4.71%	-2.87%

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

(5) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A would be 7.03%, 0.17%, 7.20%, and (7.21)%, respectively; Series F would be 7.03%, 0.18%, 7.21% and (7.22)%, respectively; for Series G would be 7.04%, 0.19%, 7.23% and (7.24)%, respectively; and for Series I would be 4.13%, 0.23%, 4.36% and (4.37)%, respectively.

See notes to consolidated financial statements (in liquidation).

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

	Series A	Series F	Series G	Series I
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9551	$230.67	$0.9991	$1.1835

Realized	(0.0245)	(5.93)	(0.0257)	(0.0307)
Change in unrealized	0.0067	1.61	0.0070	0.0082
Change in value of Investments in Non-Consolidated LLCs (1)	(0.0319)	(7.70)	(0.0334)	(0.0334)
Interest	0.0002	0.05	0.0002	0.0003
Expenses	(0.0218)	(5.26)	(0.0228)	(0.0152)

Net asset value, end of period	$0.8838	$213.44	$0.9244	$1.1127

Total Return: (1)

Total return (before Profit Shares)	-7.47%	-7.47%	-7.48%	-5.98%
Profit Shares	0.00%	0.00%	0.00%	0.00%
Total return	-7.47%	-7.47%	-7.48%	-5.98%

Ratios to Average Net Assets:(2) (3) (4) (5)

Expenses (before Profit Shares)	4.62%	4.62%	4.62%	2.57%
Profit Shares	0.00%	0.00%	0.00%	0.00%
Expenses	4.62%	4.62%	4.62%	2.57%

Net investment loss	-4.58%	-4.58%	-4.58%	-2.52%

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

(4) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A, Series F & Series G would be 6.95%, 0.00%, 6.95% and (6.92)%, respectively; and for Series I would be 3.78%, 0.00%, 3.78% and (3.76)%, respectively.

(5) The Profit Shares ratios round to less than 0.01%

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN LIQUIDATION)

(unaudited)

1.              LIQUIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

After due consideration of the diminished size of the Partnership and the recent levels of redemptions, BlackRock Investment Management, LLC (the “General Partner” or “BRIM”) has determined it will be difficult to continue to effectively implement the Partnership’s investment strategy on a long-term basis going forward.  Accordingly as of June 1, 2014, the Partnership will no longer accept subscriptions and effective September 30, 2014, BRIM will appoint itself as the supervisor of the liquidation of the Partnership and withdraw as general partner of the Partnership and redeem all remaining investors from the Partnership.  BRIM anticipates all redemption proceeds will be paid before the end of 2014.  As a result of the pending liquidation of the Partnership and the declining assets thereof, the Partnership may not be able to continue to maintain a diversifies portfolio.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of BlackRock Global Horizons I L.P. (the “Partnership”) and its wholly owned subsidiaries on a going concern basis through May 31, 2014.  Perspectively, effective June 1, 2014, these consolidated financial statements and consolidated financial highlights have been prepared in accordance with GAAP applied on a liquidation basis.  The effects of the liquidation basis of accounting have been considered; however, given that the consolidated statements of financial condition are currently presented at fair value and the estimated costs to settle assets and liabilities have been provided for, there are no adjustments to the fair value measurements or classification of the Partnership’s assets or liabilities.  However, accruals for expenses estimated to be incurred through the liquidation of the Partnership have been reflected in the consolidated financial statements.

The interim financial information at June 30, 2014 and 2013, and for the periods ended June 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented as applied on the liquidation basis of accounting. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. These consolidated financial statements (in liquidation) should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

BRIM, a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”), is the general partner of the Partnership.

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

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates have invested in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary is no longer being consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, May 7, 2013 and February 18, 2014, other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the Partnership’s interest in such Non-Consolidated LLCs were presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.  The General Partner terminated the advisory agreement with the Trading Advisor for Cambridge Global Horizons, LLC on January 30, 2014, commenced liquidation, and paid all proceeds to its members in the second quarter of 2014.  The General Partner entered into an advisory agreement with the Trading Advisor for Canberra Global Horizons, LLC on December 30, 2013; trading commenced February 18, 2014, at which time another fund managed by the General Partner also invested in the LLC.  On February 28, 2014, the other funds managed by the General Partner redeemed from Alamo Global Horizons, LLC and Breakout Global Horizons, LLC.  As a result effective March 1, 2014, Alamo Global Horizons, LLC and Breakout Global Horizons, LLC were wholly owned subsidiaries of the Partnership and there is no expectation for other funds managed by the General Partner to invest in these subsidiaries again and these were re-consolidated with the Partnership at that time.  Effective September 30, 2014, BRIM will redeem all remaining investors from the Non-Consolidated LLCs and anticipates all redemption proceeds will be paid before the end of 2014.

The Bank of New York Mellon provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), HSBC Bank PLC (“HSBC”), Barclays Bank PLC (“Barclays”)  and any other clearing brokers that may be utilized by the Partnership in the future (the “Clearing Brokers”) or allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”). As of June 30, 2014, there were no assets held in any Portfolio Funds.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, enters into various derivatives contracts with MLPF&S, Newedge USA, JPMS, MS&Co., HSBC and Barclays each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, MS&Co. and Barclays (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, MS&Co. and Barclays, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in Net unrealized profit / market value on open contracts / options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in Net unrealized loss / market value on open contracts / options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under GAAP.

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

There are no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.              PARTNERS’ CAPITAL

At June 30, 2014 and December 31, 2013, the Net Asset Values of the different Series of Units were:

June 30, 2014	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$50,797,519	59,634,880	$0.8518
Series F	8,100,602	39,382	$205.69
Series G	12,425,141	13,946,813	$0.8909
Series I	775,969	702,124	$1.1052
Total Partners’ Capital	$72,099,231	74,323,199

December 31, 2013	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$102,123,710	116,019,483	$0.8802
Series F	12,470,664	58,670	$212.56
Series G	15,542,406	16,882,395	$0.9206
Series I	1,544,543	1,371,637	$1.1261
Total Partners’ Capital	$131,681,323	134,332,185

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

There were no Level 3 assets or liabilities held at June 30, 2014, December 31, 2013 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of June 30, 2014 and December 31, 2013.

		Fair Value at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$42,792,501	$42,792,501	$—
Investments in Non-Consolidated LLCs	22,928,285	—	22,928,285
Futures (1)	1,315,804	1,315,804	—
Forwards (1)	(91,585)	—	(91,585)
Options (1)	(1,242,400)	(1,282,807)	40,407
	$65,702,605	$42,825,498	$22,877,107

Description	December 31, 2013
Cash Equivalents	$62,321,409	$62,321,409	$—
Investments in Non-Consolidated LLCs	49,264,514	—	49,264,514
Futures (1)	1,153,714	1,153,714	—
Forwards (1)	(82,666)	—	(82,666)
Options (1)	(566,396)	(615,645)	49,249
	$112,090,575	$62,859,478	$49,231,097

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

The Partnership, through its Trading Advisors in its LLCs which includes both consolidated and Non-consolidated LLCs, engages in the speculative trading of derivative contracts on agriculture, currencies, energy, interest rates, metals and stock indices.  The following were the primary trading risk exposures of such derivative contracts as of at June 30, 2014, organized by market sector:

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

As of 6/30/2014

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Assets	Financial Condition	Financial Condition

Futures
Agriculture	$641,245	$(209,988)	$431,257
Currencies	324,849	(44,015)	280,834
Energy	457,277	(474,543)	(17,266)
Interest rates	563,908	(198,341)	365,567
Metals	2,404,425	(2,425,752)	(21,327)
Stock indices	176,434	(174,189)	2,245
Subtotal	4,568,138	(3,526,828)	1,041,310

Forwards
Currencies	266,943	(263,432)	3,511

Options
Currencies	79,311	(76,611)	2,700
Energy	1,011,518	(591,546)	419,972
Interest rates	92,913	(115,656)	(22,743)
Stock indices	—	(5,288)	(5,288)
Subtotal	1,183,742	(789,101)	394,641

Total Derivatives subject to a master netting or similar arrangement	6,018,823	(4,579,361)	1,439,462

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$6,018,823	$(4,579,361)	$1,439,462

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Liabilities	Financial Condition	Financial Condition

Futures
Agriculture	$(179,247)	$209,988	$30,741
Currencies	(36,028)	44,015	7,987
Energy	(128,166)	474,543	346,377
Interest rates	(178,620)	198,341	19,721
Metals	(2,609,288)	2,425,752	(183,536)
Stock indices	(120,985)	174,189	53,204
Subtotal	(3,252,334)	3,526,828	274,494

Forwards
Currencies	(358,528)	263,432	(95,096)

Options
Currencies	(77,435)	76,611	(824)
Energy	(1,809,378)	591,546	(1,217,832)
Interest rates	(527,741)	115,656	(412,085)
Stock indices	(6,300)	—	(6,300)
Subtotal	(2,420,854)	783,813	(1,637,041)

Total Derivatives subject to a master netting or similar arrangement	(6,031,716)	4,574,073	(1,457,643)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(6,031,716)	$4,574,073	$(1,457,643)

As of 12/31/2013

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Assets	Financial Condition	Financial Condition

Futures
Agriculture	$168,600	$(119,929)	$48,671
Currencies	256,067	(44,656)	211,411
Energy	40,183	(35,855)	4,328
Interest rates	92,335	(184,727)	(92,392)
Metals	1,028,523	(949,902)	78,621
Stock indices	971,018	(9,814)	961,204
Subtotal	2,556,726	(1,344,883)	1,211,843

Forwards
Currencies	336,711	(334,160)	2,551

Options
Currencies	344,294	(172,223)	172,071
Energy	—	(28,500)	(28,500)
Interest rates	—	(570,141)	(570,141)
Stock indices	—	(49,395)	(49,395)
Subtotal	344,294	(820,259)	(475,965)

Total Derivatives subject to a master netting or similar arrangement	3,237,731	(2,499,302)	738,429

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$3,237,731	$(2,499,302)	$738,429

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Liabilities	Financial Condition	Financial Condition

Futures
Agriculture	$(119,929)	$119,929	$—
Currencies	(44,656)	44,656	—
Energy	(35,855)	35,855	—
Interest rates	(239,106)	184,727	(54,379)
Metals	(949,902)	949,902	—
Stock indices	(13,564)	9,814	(3,750)
Subtotal	(1,403,012)	1,344,883	(58,129)

Forwards
Currencies	(419,377)	334,160	(85,217)

Options
Currencies	(295,045)	172,223	(122,822)
Energy	(9,150)	11,100	1,950
Interest rates	(163,219)	406,735	243,516
Stock indices	(213,075)	—	(213,075)
Subtotal	(680,489)	590,058	(90,431)

Total Derivatives subject to a master netting or similar arrangement	(2,502,878)	2,269,101	(233,777)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(2,502,878)	$2,269,101	$(233,777)

As of 6/30/2014

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$777,101	$—	$777,101
Counterparty B	—	—	—
Counterparty C	—	—	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	1,826	—	1,826
Counterparty H	2,026	—	2,026
	$780,953	$—	$780,953

	Net Amount of Unrealized Loss in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	184,896	184,896	—
Counterparty C	516,500	516,500	—
Counterparty D	97,738	97,725	13
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	—	—	—
	$799,134	$799,121	$13

As of 12/31/2013

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$765,608	$—	$765,608
Counterparty B	454,673	—	454,673
Counterparty C	—	—	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	40,799	—	40,799
Counterparty H	—	—	—
	$1,261,080	$—	$1,261,080

	Net Amount of Unrealized Loss in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	673,773	673,773	—
Counterparty D	—	—	—
Counterparty E	76,767	85	76,682
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	5,888	3	5,885
	$756,428	$673,861	$82,567

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 1% to 10% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at June 30, 2014 and December 31, 2013 was $11,670,935 and $10,605,212 respectively, which equals 16.19% and 8.05% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership trades futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended June 30, 2014, 119,512 contracts were closed.  The fair value of options held as of June 30, 2014 includes premiums paid of $874,663 and received of $1,789,783. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts / options in the Consolidated Statements of Financial Condition as of June 30, 2014 (in liquidation) are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts/Options	Net Assets	Maturity Dates

Futures
Agriculture	314	$560,951	$(158,872)	$402,079	0.55%	(129)	$80,294	$(20,375)	$59,919	0.09%	$461,998	0.64%	July 14 - April 15
Currencies	275	303,168	(2,360)	300,808	0.42%	(54)	21,682	(33,669)	(11,987)	-0.02%	288,821	0.40%	September 14
Energy	235	438,589	(126,692)	311,897	0.43%	(19)	18,688	(1,474)	17,214	0.02%	329,111	0.45%	July 14 - May 15
Interest rates	1,855	560,988	(49,040)	511,948	0.71%	(230)	2,920	(129,580)	(126,660)	-0.17%	385,288	0.54%	July 14 - December 18
Metals	694	2,381,070	(47,093)	2,333,977	3.24%	(628)	23,355	(2,562,195)	(2,538,840)	-3.52%	(204,863)	-0.28%	July 14 - June 15
Stock indices	435	139,203	(109,039)	30,164	0.05%	(176)	37,231	(11,946)	25,285	0.03%	55,449	0.08%	July 14 - December 15
Subtotal	3,808	4,383,969	(493,096)	3,890,873	5.40%	(1,236)	184,170	(2,759,239)	(2,575,069)	-3.57%	1,315,804	1.83%

Forwards
Currencies		169,424	(184,638)	(15,214)	-0.02%		97,519	(173,890)	(76,371)	-0.11%	(91,585)	-0.13%	July 14 - April 15

Options
Currencies	—	76,611	—	76,611	0.10%	—	—	(74,735)	(74,735)	-0.10%	1,876	0.00%	July 14 - May 15
Energy	269	591,546	—	591,546	0.82%	(389)	—	(1,389,406)	(1,389,406)	-1.93%	(797,860)	-1.11%	July 14 - May 15
Interest rates	152	115,656	—	115,656	0.16%	(1,813)	—	(550,484)	(550,484)	-0.76%	(434,828)	-0.60%	July 14 - September 16
Stock indices	—	—	—	—	0.00%	(90)	—	(11,588)	(11,588)	-0.02%	(11,588)	-0.02%	July 14
Subtotal	421	783,813	—	783,813	1.08%	(2,292)	—	(2,026,213)	(2,026,213)	-2.81%	(1,242,400)	-1.73%

Total	4,229	$5,337,206	$(677,734)	$4,659,472	6.46%	(3,528)	$281,689	$(4,959,342)	$(4,677,653)	-6.49%	$(18,181)	-0.03%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of June 30, 2014.

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

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through June 30, 2014 (in liquidation) and December 31, 2013, respectively:

June 30, 2014 (in liquidation)

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Canberra Global Horizons, LLC	$8,171,010	$9,514,379	71.26%	2.025%	15%		Monthly
Quaker Global Horizons, LLC	8,832,980	9,958,362	71.00%	1%	20	%(1)	Monthly
Quantum Global Horizons, LLC	5,924,295	7,215,956	43.14%	0%	30%		Monthly

Total	$22,928,285	$26,688,697

December 31, 2013

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Alamo Global Horizons, LLC	$8,199,499	$9,469,624	77.02%	2%	20%		Monthly
Breakout Global Horizons, LLC	9,010,495	9,579,951	70.62%	1%	15%		Monthly
Cambridge Global Horizons, LLC	7,773,556	11,256,744	60.99%	1.35%	10%		Monthly
Quaker Global Horizons, LLC	14,195,907	13,349,897	64.37%	1%	20	%(1)	Monthly
Quantum Global Horizons, LLC	10,085,057	11,757,274	45.15%	0%	30%		Monthly

Total	$49,264,514	$55,413,490

(1) If net contribution amount is more than $50 million, the percentage shall equal 17.5%

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month periods ended June 30, 2014 (in liquidation) and 2013 are as follows:

2014

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$30,620	$(18,228)	$12,392
Currencies	313,825	70,649	384,474
Energy	40,467	337,826	378,293
Interest rates	(1,894,840)	392,490	(1,502,350)
Metals	(28,858)	(162,891)	(191,749)
Stock indices	620,848	(142,260)	478,588
Subtotal	(917,938)	477,586	(440,352)

Forwards
Currencies	(181,595)	(202,223)	(383,818)

Options
Agriculture	1,462	(1,656)	(194)
Currencies	28,459	6,594	35,053
Energy	347,311	(411,521)	(64,210)
Interest rates	3,212,067	171,964	3,384,031
Metals	6,091	—	6,091
Stock indices	989,886	(42,305)	947,581
Subtotal	4,585,276	(276,924)	4,308,352

Total	$3,485,743	$(1,561)	$3,484,182

2013

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$(547,950)	$645,965	$98,015
Currencies	(3,415,248)	391,248	(3,024,000)
Energy	(704,990)	(283,255)	(988,245)
Interest rates	(2,976,700)	(861,890)	(3,838,590)
Metals	577,453	(369,181)	208,272
Stock indices	(487,235)	(153,806)	(641,041)
Subtotal	(7,554,670)	(630,919)	(8,185,589)

Forwards
Currencies	(155,113)	(805,196)	(960,309)

Options
Agriculture	(31,303)	36,502	5,199
Currencies	1,070,875	(77,848)	993,027
Energy	204,661	47,556	252,217
Interest rates	1,031,483	(407,428)	624,055
Metals	(95,677)	972,120	876,443
Stock indices	143,870	(12,225)	131,645
Subtotal	2,323,909	558,677	2,882,586

Total	$(5,385,874)	$(877,438)	$(6,263,312)

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the six month periods ended June 30, 2014 (in liquidation) and 2013 are as follows:

2014

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$247,425	$132,290	$379,715
Currencies	563,251	(130,183)	433,068
Energy	(401,752)	328,249	(73,503)
Interest rates	(3,349,645)	399,687	(2,949,958)
Metals	(479,134)	(73,640)	(552,774)
Stock indices	(1,126,855)	(962,406)	(2,089,261)
Subtotal	(4,546,710)	(306,003)	(4,852,713)

Forwards
Currencies	(366,915)	(8,918)	(375,833)

Options
Agriculture	(15,414)	—	(15,414)
Currencies	271,112	(62,730)	208,382
Energy	670,342	(410,333)	260,009
Interest rates	5,887,811	101,280	5,989,091
Metals	16,703	—	16,703
Stock indices	2,357,991	34,363	2,392,354
Subtotal	9,188,545	(337,420)	8,851,125

Total	$4,274,920	$(652,341)	$3,622,579

2013

		Change in Net
Commodity	Realized Profits	Unrealized Profits	Net Trading
Industry Sector	(Losses)	(Losses)	Profits (Losses)

Futures
Agriculture	$(1,131,254)	$861,230	$(270,024)
Currencies	(2,433,906)	(269,778)	(2,703,684)
Energy	(1,436,708)	(160,328)	(1,597,036)
Interest rates	(4,121,339)	(573,079)	(4,694,418)
Metals	9,914	260,469	270,383
Stock indices	3,431,388	(418,914)	3,012,474
Subtotal	(5,681,905)	(300,400)	(5,982,305)

Forwards
Currencies	(4,374,243)	1,376,639	(2,997,604)

Options
Agriculture	(54,714)	82,044	27,330
Currencies	1,679,370	182,553	1,861,923
Energy	517,275	(7,195)	510,080
Interest rates	2,086,779	(379,406)	1,707,373
Metals	(233,017)	912,735	679,718
Stock indices	259,698	(9,574)	250,124
Subtotal	4,255,391	781,157	5,036,548

Total	$(5,800,757)	$1,857,396	$(3,943,361)

5.   RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, $42,792,501 and $62,321,409, respectively, were invested in an affiliated BlackRock money market fund.  The Due from Non-Consolidated LLCs balance of $10,649,114 and $3,621,272 included in the Consolidated Statements of Financial Condition as of June 30, 2014 (in liquidation) and December 31, 2013, respectively, represents the amounts owed to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership.

BRIM reimburses the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisors’ Profit Shares (such fees and expenses, exclusive of the Trading Advisors’ Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”).  Because Series I is not subject to the 3.0% distribution fee, the Expense Cap for Series I is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Series.  On each Regularly Scheduled Calculation Date, BRIM will waive the portion of the sponsor fees that would otherwise be payable to BRIM that is necessary to reduce the Capped Expenses until they equal the Expense Cap.  If the waiver of the sponsor fees is not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BRIM will pay those Capped Expenses necessary so that Capped Expenses do not exceed the Expense Cap.  However, if on any Regularly Scheduled Calculation Date Capped Expenses are less than the Expense Cap, the difference is used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM on preceding Calculation Dates in the same calendar year.  Any such amounts may not be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM in preceding periods.  When the Partnership changed to the liquidation basis of accounting, it provided for the estimated costs of liquidation.  At June 30, 2014, the reimbursement from BRIM exceeds the sponsor fee payable.

Effective June 1, 2014, the General Partner has agreed to waive the 3% redemption charge for Limited Partners whose purchase of units was within the last 12 months.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, FASB issued ASU 2013-07, Presentation of Financial Statements: Liquidation Basis of Accounting (“ASU 2013-07”). ASU 2013-07 provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose in an applicable entity’s financial statements. It is intended to increase the consistency and comparability of financial statements prepared under the liquidation basis of accounting. ASU 2013-07 is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim period therein and should be applied prospectively. The Partnership’s adoption of the liquidation basis of accounting did not have a material impact on the carrying value of the assets and liabilities and the impact has been reflected in the financial statements herein.

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

7.   SUBSEQUENT EVENTS

The General Partner has evaluated the impact of all subsequent events of the Partnership through the date these consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of June 1, 2014, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Abraham Trading LP - Diversified Program **	Systematic	Long-term trend-following	7.00%	Registered	Not Registered

Blackwater Capital Management LLC - Diversified Program **	Systematic	Medium-term trend-following	6.75%	Registered	Not Registered

Civic Capital Advisors LLC - Currency Program*	Discretionary	Fundamental - Dedicated FX	12.00%	Registered	Registered

Crabel Capital Management LLC - Diversified Futures Program	Systematic	Short-term trend-following	8.50%	Registered	Not Registered

Ellington Management Group, LLC	Systematic	Multi Strategy - Diversified	10.20%	Registered	Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	12.75%	Registered	Registered

QMS Capital Management LP*	Systematic	Diversified financial focus	12.50%	Registered	Not Registered

Quantitative Investment Management - Global Program*	Systematic	Short-term pattern recognition	8.30%	Registered	Registered

Solaise Capital Management, LLP - Systematic Program	Systematic	Medium-term trend-following	9.65%	Registered	Registered

Winton Capital Management Ltd. - Diversified Program	Systematic	Medium-term trend-following	12.35%	Registered	Registered

*   Currently reflected on the Partnership’s consolidated financial statements as Investments in Non-Consolidated LLCs.

** Terminated on June 30, 2014.

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

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor are as follows: Civic Capital Advisors LLC: none; Crabel Capital Management LLC: $1,000,000; Ellington Management Group, LLC: $10,000,000; G Capital Fund Management LLC: $25,000,000; QMS Capital Management LP: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level does not result in an automatic termination of the agreement with the Trading Advisor, rather it permits the Trading Advisor to terminate the advisory agreement.  The relationship with Capital Fund Management S.A. was terminated on April 24, 2014.  The relationships with Abraham Trading LP and Blackwater Capital Management LLC were terminated on June 30, 2014.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$230.35	$227.16	$227.07	$228.51	$219.45	$213.44
2014	$210.36	$207.85	$204.57	$203.47	$205.26	$205.69

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at June 30, 2014, and 2013, which excludes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

2014

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Trading LP (1)	$223,739	$150,177	$(6,492)	$367,424
Blackwater Capital Management LLC (1)	496,235	(99,553)	(9,576)	387,106
Capital Fund Management S.A.	105,871	(224,087)	(8,608)	(126,824)
Crabel Capital Management LLC	709,080	(28,536)	(202,436)	478,108
Ellington Management Group, LLC	317,018	(26,514)	(46,672)	243,832
G Capital Fund Management LLC	1,027,017	121,000	(145,711)	1,002,306
Higgs Capital Management LLP	220	—	(738)	(518)
Ortus Capital Management Ltd.	(76,146)	76,767	—	621
Solaise Capital Management LLP	689,961	(388,105)	(27,356)	274,500
Winton Capital Management Limited	781,925	(233,490)	(6,458)	541,977
Total	$4,274,920	$(652,341)	$(454,047)	$3,168,532

(1) Effective March 1, 2014, this is a wholly owned subsidiary of the Partnership.

The weighted average Management Fee rate of the Trading Advisors based on allocations as of June 30, 2014 was 1.21% and the weighted average Profit Share was 20%. The range of Management Fees as of June 30, 2014 was 0% to 2.025% (annualized) and the range of Profit Shares was 15% to 30%.

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

January 1, 2014 to June 30, 2014

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

April 1, 2014 to June 30, 2014

Directional trading performance varied by Trading Advisor during the second quarter, but in aggregate earned overall gains for the period.

Fixed income rates trading was again the top contributing strategy for the quarter. Amid news of improving economic activity, and the prospects of the end of quantitative easing in 2014 and future Fed rate hikes beginning in 2015, the U.S. yield curve reacted by flattening across various maturities as front-end rates sold off relative to back-end yields. Similarly, the Bank of England Governor Mark Carney’s comments that the Monetary Policy Committee’s initial rate hike “could happen sooner than markets currently expect” caused U.K. front-end yields to sell off while longer-duration rates rallied. In contrast, the European Central Bank (“ECB”) moved decisively in the other direction, seeking further cuts in the Bank’s main policy rates and further extension of fixed rate refinancing operations to boost bank lending.  Trading Advisors generally maintained long exposure to bonds across most geographies, particularly in ten-year U.S. Treasury bonds, Japanese government bonds, and U.K. gilts. Consequently, they were relatively well-positioned for a rate environment that continued to build expectations consistent with slow but positive economic growth.

Equity-based strategies were also a key contributor for the period, as major equity indices generally rallied for the period. Across most regions, signs of positive economic momentum were rewarded by increasingly optimistic investors, driving robust long-side equity gains. Strong gains in U.S. employment throughout the quarter helped to improve investor moods after revised first quarter Gross Domestic Product (“GDP”) data came in weaker than expected.  Europe continue to show barely positive growth, but the ECB’s aggressive stimulus action helped to discourage deflationary fears and demonstrate the ECB’s commitment to economic recovery.  In Japan, markets cheered that the negative impact of its new consumption tax was less than expected, particularly helping consumer-driven stocks.  Again, Trading Advisors benefited from an accumulated long bias in most geographic regions as markets marched higher. Gains were led by long-biased exposures to developed European indices, select U.S. indices and the Hong Kong-based Hang Seng Index.

Net long exposure to select energy commodities, both crude and refined products, were also a modest net benefit to performance.  Fuel prices were generally pressured upwards in May and June in part due to rising escalations in the Middle East, as well as from continuing conflict in the Ukraine and Crimea, which largely serves as a major distribution point for Russian energy exports.

Results from currency-related strategies were relatively mixed, but slightly positive in aggregate. On a net basis, exposure to currency strategies continued to be relatively muted, but position exposures (both long and short) varied widely by Trading Advisor. Common positions during the period included long exposure to the euro, the U.K. pound sterling, and the Australian dollar. The U.K. pound helped to lead contributors, while the euro was among notable detractors.

Performance from physical commodities was also mixed for the period, with strong early gains from long positioning in corn and soybeans almost nearly offset by double-digit reversals later in the quarter as growing conditions in the U.S. and Europe turned more favorable in June.

Finally, the metals strategy generated slight losses for the quarter.  Exposure to metals, both industrial and precious metals, started the quarter relatively flat, but evolved into a net short position in May as recent weakness in China’s Purchasing Managers Index pressured metals prices, and attracted the attention of select trend-following models. This short positioning was initially a benefit, but lost ground as precious metals and copper prices rallied later in the quarter.

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

European developments were grimmer. Economic data remained weak throughout the Eurozone, with unemployment rising through February and real fourth quarter GDP declining, according to the ECB. Furthermore, when European monetary authorities balked at a full bailout for insolvent Cypriot banks, Cyprus responded by implementing a “bail-in” (effectively a 40% tax on all deposits at Cyprus banks over €100,000), a two-week bank holiday and strict capital controls to prevent bank runs. These controversial measures instilled little investor confidence, and served as a reminder of ongoing regional challenges.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earns interest on all such assets which are not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC has similar interest income and expense arrangements as the Partnership overall.  The continued level of interest rates in 2014 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 84% of its assets are earning interest.  For the six and three months ended June 30, 2014, the Partnership earned $3,753 and $351, respectively, in interest income, or approximately 0.00% and

0.00%, respectively, of the Partnership’s average month-end net assets.  For the six and three months ended June 30, 2013, the Partnership earned $52,510 and $19,959, respectively, in interest income, or approximately 0.02% and 0.01% of the Partnership’s average month-end assets.  The average interest rates for the six and three months ended June 30, 2014 were 0.00% and 0.00%, respectively.  The average interest rates for the six and three months ended June 30, 2013 were 0.05% and 0.04%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally vary with changes in net assets.  As such, expenses that vary with net assets are lower as of June 30, 2014 when compared to the six months ended June 30, 2013.  For the six months ended June 30, 2014, distribution fees, Trading Advisors’ management fees and Sponsor fees decreased approximately 54%, when compared to the six months ended June 30, 2013.  Profit Shares increased for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013 primarily due to the Partnership’s higher profitability and also more profitable Trading Advisors.

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

There were no material commitments for capital expenditures as of June 30, 2014, the end of the most recent reporting period.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities and has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forward and option contracts, both long and short.  The Partnership may also engage in trading derivatives.  The Partnership’s financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at June 30, 2014.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly periods ended June 30, 2014 and June 30, 2013.  During these periods, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, were $73,627,910 and $149,388,333 respectively.

	As of June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$341,287	0.46%	$485,843	$219,053
Currencies	2,887,674	3.92%	4,015,907	2,195,937
Energy	286,482	0.39%	478,857	124,824
Interest rates	8,514,174	11.56%	9,438,891	7,969,425
Metals	61,655	0.09%	90,507	35,798
Stock indices	448,026	0.61%	551,665	330,497

TOTAL	$12,539,298	17.03%	$15,061,670	$10,875,534

	As of June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$208,744	0.14%	$316,294	$97,130
Currencies	2,142,240	1.43%	2,896,837	1,187,094
Energy	170,896	0.11%	329,010	74,353
Interest rates	13,408,434	8.98%	15,677,879	10,400,674
Metals	56,417	0.04%	98,466	15,313
Stock indices	671,771	0.45%	776,157	491,592

TOTAL	$16,658,502	11.15%	$20,094,643	$12,266,156

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended June 30, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings

None.

Item 1A.          Risk Factors

Pending Liquidation of Partnership

After due consideration of the diminished size of the Partnership and the recent levels of redemptions, the General Partner determined it would be difficult to continue to effectively implement the Partnership’s investment strategy on a long-term basis going forward.  Accordingly as of June 1, 2014, the Partnership no longer accepts subscriptions and effective September 30, 2014, BRIM will appoint itself as the supervisor of the liquidation of the Partnership and withdraw as the general partner of the Partnership and redeem all remaining investors from the Partnership.  BRIM anticipates all redemption proceeds will be paid before the end of the 2014.  As a result of the pending liquidation of the Partnership and the declining assets thereof, the Partnership may not be able to continue to maintain a diversified portfolio.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(2) under the Securities Act.

SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Apr-14	$425,000	501,652	$0.8472	Apr-14	$—	—	$1.0915
May-14	—	—	0.8426	May-14	—	—	1.0882
Jun-14	—	—	0.8500	Jun-14	—	—	1.1001

(b) None.

(c) Limited Partners may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2014:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2014	5,434	$203.47	$1,105,656
May 31, 2014	285	205.26	58,499
June 30, 2014	8,557	205.69	1,760,089

Total	14,276		$2,924,244

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2014	3,972,087	$0.8426	$3,346,881
May 31, 2014	3,053,169	0.8500	2,595,194
June 30, 2014	34,719,420	0.8518	29,574,002

Total	41,744,676		$35,516,077

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2014	203,310	$0.8813	$179,177
May 31, 2014	448,864	0.8890	399,040
June 30, 2014	1,461,392	0.8909	1,301,954

Total	2,113,566		$1,880,171

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
April 30, 2014	51,008	$1.0882	$55,507
May 31, 2014	110,276	1.1001	121,315
June 30, 2014	422,617	1.1052	467,076

Total	583,901		$643,898

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

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                                     Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

101                                                                           The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: August 13, 2014	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: August 13, 2014	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)