Form 10-Q
period 2014-09-30
BlackRock Global Horizons I L.P.
filed 2014-11-13
CIK 904918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

BLACKROCK GLOBAL HORIZONS I L.P.

QUARTERLY REPORT FOR September 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,
	2014	December 31,
	(in liquidation)	2013

ASSETS:
Cash and cash equivalents	$41,916,037	$62,321,409
Equity in commodity futures trading accounts:
Cash (restricted cash $952,624 and $10,605,212)	15,484,311	26,472,676
Net unrealized profit / market value on open contracts / options (See note 4)	274,913	738,429
Investments in Non-Consolidated LLCs (cost $6,028,542 and $55,413,490) (See note 4)	4,685,461	49,264,514
Due from Non-Consolidated LLCs	—	3,621,272
Accrued interest and other assets	233	2,577

TOTAL ASSETS	$62,360,955	$142,420,877

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:

Net unrealized loss / market value on open contracts / options (See note 4)	$746,654	$233,777
Due to Non-Consolidated LLCs	61,125	—
Redemptions payable	—	8,513,455
Profit Shares payable	220,283	407,778
Professional fees payable	570,491	521,394
Administrator fees payable	138,431	135,849
Distribution fees payable	381,723	348,490
Trading Advisors’ management fees payable	82,456	144,680
Sponsor fees payable	198,004	147,533
Other fees payable	66,135	286,598

Total liabilities	2,465,302	10,739,554

PARTNERS’ CAPITAL:
General Partner (3,355,287 and 3,355,287 Units)	3,298,420	3,354,997
Limited Partners (56,437,893 and 130,976,898 Units)	56,597,233	128,326,326

Total partners’ capital	59,895,653	131,681,323

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$62,360,955	$142,420,877

NET ASSET VALUE PER UNIT (See note 2)

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2014	September 30,	September 30, 2014	September 30,
	(in liquidation)	2013	(in liquidation)	2013
TRADING PROFITS (LOSSES):

Realized	$2,661,417	$(3,021,769)	$6,936,337	$(8,822,526)
Change in unrealized	(1,892,654)	1,009,411	(2,544,995)	2,866,807
Change in value of Investments in Non-Consolidated LLCs (1)	1,064,421	(1,466,806)	(3,931,373)	(9,260,858)
Brokerage commissions and clearing costs	(187,693)	(296,160)	(641,740)	(789,057)

Total trading profits / (losses)	1,645,491	(3,775,324)	(181,771)	(16,005,634)

INVESTMENT INCOME:
Interest	775	6,992	4,528	59,502

EXPENSES:
Distribution fees	347,636	827,766	1,424,645	3,077,478
Professional fees	(138,750)	105,803	398,186	365,028
Sponsor fees	146,533	348,680	600,622	1,295,315
Trading Advisors’ management fees	149,595	418,390	602,513	1,569,312
Administrator fees	(41,625)	80,475	173,000	343,934
Profit Shares	58,164	300	264,289	6,816
Other fees	(148,001)	73,069	(26,018)	193,466
Total expenses before waiver	373,552	1,854,483	3,437,237	6,851,349
Sponsor fee waiver (See note 5)	343,700	—	(332,933)	—
Total expenses	717,252	1,854,483	3,104,304	6,851,349

NET INVESTMENT LOSS	(716,477)	(1,847,491)	(3,099,776)	(6,791,847)

NET INCOME / (LOSS)	$929,014	$(5,622,815)	$(3,281,547)	$(22,797,481)

NET INCOME / (LOSS) PER WEIGHTED AVERAGE UNIT: (2)
Weighted average number of General Partner and Limited Partner Units outstanding
Series A	52,527,452	162,231,045	87,583,268	195,450,644
Series F	37,372	66,250	48,352	70,511
Series G	13,324,157	18,381,424	15,218,576	19,661,682
Series I	680,929	1,688,736	1,080,157	1,828,118

Net income / (loss) per weighted average General Partner and Limited Partner Unit
Series A	$0.0119	$(0.0282)	$(0.0302)	$(0.0968)
Series F	$2.98	$(6.90)	$(6.21)	$(23.80)
Series G	$0.0130	$(0.0298)	$(0.0212)	$(0.1026)
Series I	$0.0242	$(0.0262)	$(0.0127)	$(0.0968)

(1) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

(2) The weighted average number of Units outstanding is computed for purposes of disclosing net income / (loss) per weighted average Unit.  The weighted average number of Units outstanding for the three-month and nine-month periods ended September 30, 2014 and 2013 equals the Units outstanding as of such date, adjusted proportionately for Units sold and redeemed based on the respective length of time each was outstanding during the period.

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (IN LIQUIDATION) AND 2013

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL,
December 31, 2012	254,204,453	$3,636,703	$258,026,265	$261,662,968

Subscriptions	4,759,745	—	4,382,986	4,382,986

Net loss	—	(377,785)	(22,419,696)	(22,797,481)

Redemptions	(94,300,976)	—	(88,496,567)	(88,496,567)

PARTNERS’ CAPITAL,
September 30, 2013	164,663,222	$3,258,918	$151,492,988	$154,751,906

PARTNERS’ CAPITAL,
December 31, 2013	134,332,185	$3,354,997	$128,326,326	$131,681,323

Subscriptions	870,161	—	745,000	745,000

Net loss	—	(113,912)	(4,322,085)	(4,435,997)

Redemptions	(24,267,162)	—	(23,013,410)	(23,013,410)

PARTNERS’ CAPITAL,
May 31, 2014	110,935,184	$3,241,085	$101,735,831	$104,976,916

PARTNERS’ CAPITAL,
June 1, 2014 (commencement of liquidation basis)	110,935,184	$3,241,085	$101,735,831	$104,976,916

Subscriptions	—	—	—	—

Net income	—	57,335	1,097,115	1,154,450

Redemptions	(51,142,004)	—	(46,235,713)	(46,235,713)

PARTNERS’ CAPITAL,
September 30, 2014 (in liquidation)	59,793,180	$3,298,420	$56,597,233	$59,895,653

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (IN LIQUIDATION)

(unaudited)

The following per Unit data and ratios have been derived from information provided in the consolidated financial statements.  An individual Partner’s results may vary from these ratios due to timing of income and expenses and capital transactions.

Per Unit Operating Performance:	Series A	Series F	Series G	Series I

Net asset value, beginning of period	$0.8802	$212.56	$0.9206	$1.1261

Realized	0.0696	16.48	0.0709	0.0904
Change in unrealized	(0.0298)	(6.87)	(0.0293)	(0.0389)
Change in value of Investments in Non-Consolidated LLCs (1)	(0.0219)	(5.32)	(0.0233)	(0.0199)
Interest	— (2)	0.01	— (2)	— (2)
Expenses	(0.0333)	(8.03)	(0.0345)	(0.0277)

Net asset value, end of period	$0.8648	$208.83	$0.9044	$1.1300

Total Return: (1)

Total return (before Profit Shares)	-1.47%	-1.48%	-1.51%	0.74%
Profit Shares	-0.30%	-0.29%	-0.26%	-0.39%
Total return	-1.75%	-1.75%	-1.76%	0.35%

Ratios to Average Net Assets:(3) (4) (5)

Expenses (before Sponsor fee waiver)	5.16%	4.97%	4.94%	3.05%
Sponsor fee waiver	-0.52%	-0.26%	-0.19%	-0.30%
Expenses (after Sponsor fee waiver and before Profit Shares)	4.64%	4.71%	4.75%	2.75%
Profit Shares	0.27%	0.26%	0.25%	0.35%
Expenses	4.91%	4.97%	5.00%	3.10%

Net investment loss	-4.90%	-4.96%	-4.99%	-3.09%

(1) Includes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

(2) The amounts for Series A, Series G and Series I rounds to less than $0.0001.

(3) Included in the ratios of expenses to average net assets are brokerage commissions and clearing costs which are presented in Trading Profits (Losses) on the Consolidated Statement of Operations.

(4) The expenses (before Profit Shares) and the interest portion of net investment loss for the net investment loss ratios have been annualized.

(5) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Sponsor fee waiver), Sponsor fee waiver, Expenses (after Sponsor fee waiver and before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A would be 7.74%, (0.64)%, 7.10%, 0.34%, 7.44%, and (7.45)%, respectively; Series F would be 7.45%, (0.33)%, 7.12%, 0.36%, 7.48% and (7.49)%, respectively; for Series G would be 7.39%, (0.25)%, 7.14%, 0.39%, 7.53% and (7.54)%, respectively; and for Series I would be 4.53%, (0.36)%, 4.17%, 0.43%, 4.60% and (4.61)%, respectively.

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

Per Unit Operating Performance:	Series A		Series F		Series G		Series I

Net asset value, beginning of period	$0.9551		$230.67		$0.9991		$1.1835

Realized	(0.0402)		(9.72)		(0.0421)		(0.0506)
Change in unrealized	0.0120		2.91		0.0126		0.0151
Change in value of Investments in Non-Consolidated LLCs (1)	(0.0393)		(9.49)		(0.0411)		(0.0396)
Interest	0.0002		0.06		0.0002		0.0003
Expenses	(0.0326)		(7.88)		(0.0341)		(0.0233)

Net asset value, end of period	$0.8552		$206.55		$0.8946		$1.0854

Total Return: (1)

Total return (before Profit Shares)	-10.46%		-10.46%		-10.46%		-8.27%
Profit Shares	0.00%		0.00%		0.00%		-0.02%
Total return	-10.46%		-10.46%		-10.46%		-8.29%

Ratios to Average Net Assets:(2) (3) (4)

Expenses (before Profit Shares)	4.70%		4.72%		4.72%		2.65%
Profit Shares	0.00	%(5)	0.00	%(5)	0.00	%(5)	0.02%
Expenses	4.70%		4.72%		4.72%		2.67%

Net investment loss	-4.67%		-4.69%		-4.69%		-2.64%

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

(4) Excludes the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs. If the Partnership’s proportionate share of expenses from its Investments in Non-Consolidated LLCs were included, the ratios for Expenses (before Profit Shares), Profit Shares, Expenses and Net investment loss for Series A would be 7.03%, 0.00%, 7.03% and (7.02)%, Series F & Series G would be 7.04%, 0.00%, 7.04% and (7.03)%, respectively; and for Series I would be 3.86%, 0.02%, 3.88% and (3.87)%, respectively.

(5) The Profit Shares ratios round to less than 0.01%

See notes to consolidated financial statements (in liquidation).

BLACKROCK GLOBAL HORIZONS I L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN LIQUIDATION)

(unaudited)

1.              LIQUIDATION BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

After due consideration of the diminished size of the Partnership and the recent levels of redemptions, BlackRock Investment Management, LLC (the “General Partner” or “BRIM”) had determined it would be difficult to continue to effectively implement the Partnership’s investment strategy on a long-term basis going forward.  Accordingly as of June 1, 2014, the Partnership no longer accepted subscriptions and effective September 30, 2014, BRIM appointed itself as the supervisor of the liquidation of the Partnership and withdrew as general partner of the Partnership.  As of September 30, 2014 the Partnership was in liquidation and these financial statements have been prepared on the liquidation basis of accounting.  Partners were paid proceeds equal to approximately 95% of the September 30, 2014 Net Asset Value in October. The Partnership has had limited activity in October and November related to the winding down of its operations.  BRIM anticipates redeeming all remaining Partners from the Partnership and paying the remaining redemption proceeds before the end of 2014 at which time, the Partnership will terminate, concluding the liquidation process.

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

The interim financial information at September 30, 2014 and 2013, and for the periods ended September 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim financial information includes all normal recurring adjustments necessary for the fair presentation of the operating results of the Partnership for the interim periods presented as applied on the liquidation basis of accounting. The operating results for the interim periods may not be indicative of the results for the full year.

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

The preparation of consolidated financial statements in conformity with GAAP applied on the liquidation basis requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BRIM, a wholly owned subsidiary of BlackRock, Inc. (“BlackRock”), was the general partner of the Partnership.

The General Partner had formed a number of subsidiaries in the form of limited liability companies (“LLCs”) to hold Partnership assets allocated to each particular Trading Advisor. Each of these subsidiaries had, in turn, entered into an advisory agreement with each respective Trading Advisor. The primary purpose of these subsidiaries was to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. However within each subsidiary, there will be no segregation of liabilities of the Partnership and any other funds or accounts that could have allocated assets to the same subsidiary of the Partnership.

All wholly owned subsidiaries of the Partnership have been consolidated.  All transactions between consolidated subsidiaries have been eliminated in consolidation.  From time to time, other funds and accounts managed by the General Partner or its affiliates had invested in such subsidiaries in order to gain exposure to the relevant Trading Advisor.  In such instances where the Partnership is not the sole investor in the subsidiary, the subsidiary is no longer being consolidated (the “Non-Consolidated LLCs”), and the Partnership’s investment in the Non-Consolidated LLCs will be presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  Effective May 1, 2011, May 7, 2013 and February 18, 2014, other funds managed by the General Partner invested in one or more subsidiaries of the Partnership.  As a result, those subsidiaries were no longer consolidated; instead, the Partnership’s interest in such Non-Consolidated LLCs was presented as Investments in Non-Consolidated LLCs on the Consolidated Statements of Financial Condition.  See Note 4 for further information on the Non-Consolidated LLCs.  The General Partner terminated the advisory agreement with the Trading Advisor for Cambridge Global Horizons, LLC on January 30, 2014, commenced liquidation, and paid all proceeds to its members in the second quarter of 2014. The General Partner entered into an advisory agreement with the Trading Advisor for Canberra Global Horizons, LLC on December 30, 2013; trading commenced February 18, 2014, at which time another fund managed by the General Partner also invested in the LLC.  On February 28, 2014, the other funds managed by the General Partner redeemed from Alamo Global Horizons, LLC and Breakout Global Horizons, LLC.  As a result effective March 1, 2014, Alamo Global Horizons, LLC and Breakout Global Horizons, LLC were wholly owned subsidiaries of the Partnership and these were re-consolidated with the Partnership at that time.  On August 31, 2014, the other fund managed by the General Partner redeemed from Canberra Global Horizons, LLC and Quaker Global Horizons, LLC.  As a result effective September 1, 2014, Canberra Global Horizons, LLC and Quaker Global Horizons, LLC were wholly owned subsidiaries of the Partnership and these were re-consolidated with the Partnership at that time.  As of September 30, 2014, the Non-Consolidated LLC was in liquidation.  BRIM anticipates redeeming all remaining members from the Non-Consolidated LLC and paying all redemption proceeds before the end of 2014.

The Bank of New York Mellon provides custody services for the Partnership. The subsidiaries’ assets are held in cash and customer segregated managed accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Newedge USA, LLC (“Newedge USA”), J.P. Morgan Securities LLC (“JPMS”), Morgan Stanley & Co. LLC (“MS&Co.”), HSBC Bank PLC (“HSBC”) and Barclays Bank PLC (“Barclays”) (collectively, the “Clearing Brokers”) or could have been allocated to one or more commodity pools (each a “Portfolio Fund”) for which custodians and clearing brokers are selected by the independent professional advisors of such Portfolio Funds or managed accounts (the “Trading Advisors”). As of September 30, 2014, there were no assets held in any Portfolio Funds.

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

Net Unrealized Profit (Loss) / Market Value on Open Contracts / Options

The Partnership, either directly or indirectly through its subsidiaries, in its normal course of business, entered into various derivatives contracts with MLPF&S, Newedge USA, JPMS, MS&Co., HSBC and Barclays each acting as the Partnership’s clearing brokers or derivatives counterparties. Pursuant to the brokerage agreements with MLPF&S, Newedge USA, JPMS, MS&Co., HSBC and Barclays (which include netting arrangements within each subsidiary), to the extent that such trading results in receivables from and payables to MLPF&S, Newedge USA, JPMS, MS&Co., HSBC and Barclays, these receivables and payables are offset and reported as a net receivable or payable with each broker.  Net receivables are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts in Net unrealized profit / market value on open contracts / options; net payables are included in the Consolidated Statements of Financial Condition under Liabilities in Net unrealized loss / market value on open contracts / options. Receivables and payables are netted by counterparty and Trading Advisor, as appropriate under GAAP.

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

There were no uncertain tax positions which require recognition or measurement in the Partnership’s consolidated financial statements.

2.              PARTNERS’ CAPITAL

At September 30, 2014 and December 31, 2013, the Net Asset Values of the different Series of Units were:

September 30, 2014	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$39,981,440	46,234,333	$0.8648
Series F	7,532,597	36,071	$208.83
Series G	11,624,142	12,852,445	$0.9044
Series I	757,474	670,331	$1.1300
Total Partners’ Capital	$59,895,653	59,793,180

December 31, 2013	Net Asset Value	Number of Units	Net Asset Value per Unit

Series A	$102,123,710	116,019,483	$0.8802
Series F	12,470,664	58,670	$212.56
Series G	15,542,406	16,882,395	$0.9206
Series I	1,544,543	1,371,637	$1.1261
Total Partners’ Capital	$131,681,323	134,332,185

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

There were no Level 3 assets or liabilities held at September 30, 2014, December 31, 2013 or during the periods then ended.

The following table summarizes the valuation of the Partnership’s investments by the above ASC 820 fair value hierarchy levels as of September 30, 2014 and December 31, 2013.

		Fair Value at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$41,916,037	$41,916,037	$—
Investments in Non-Consolidated LLCs	4,685,461	—	4,685,461
Futures (1)	13,817	13,817	—
Forwards (1)	(485,558)	—	(485,558)
Options (1)	—	—	—
	$46,129,757	$41,929,854	$4,199,903

Description	December 31, 2013
Cash Equivalents	$62,321,409	$62,321,409	$—
Investments in Non-Consolidated LLCs	49,264,514	—	49,264,514
Futures (1)	1,153,714	1,153,714	—
Forwards (1)	(82,666)	—	(82,666)
Options (1)	(566,396)	(615,645)	49,249
	$112,090,575	$62,859,478	$49,231,097

(1) See the Condensed Consolidated Schedules of Investments in Note 4 for the values in each commodity industry sector within this table.

ASC 820 permits as a practical expedient, the Partnership to measure the fair value of its investments in the Non-Consolidated LLCs on the basis of the net asset value per unit of such investment or the equivalent if the net asset value per share of such investments (or the monetary equivalent) is calculated in a manner consistent with the measurement principles of the Audit and Accounting Guide as of the

Partnership’s reporting date. The fair value of the investments in Non-Consolidated LLCs is based on the Partnership’s proportionate share of the fair value of the financial instruments held by the Non-Consolidated LLC, plus any other assets and less any other liabilities held by the Non-Consolidated LLCs which approximates the net asset value per unit.  In accordance with ASC 820, Investments in Non-Consolidated LLCs have been considered Level 2 in the fair value hierarchy as the Partnership had the ability to increase or decrease its ownership in the Non-Consolidated LLC at the above basis on the measurement date.

There were no transfers between Level 1 and Level 2 during the period.

4.   INVESTMENTS, DERIVATIVE CONTRACTS AND OFF-BALANCE SHEET RISK

The Partnership, through its Trading Advisors in its LLCs which included both consolidated and Non-consolidated LLCs, traded in the international futures, forwards and options markets with the objective of achieving, through speculative trading, substantial capital appreciation over time. The Partnership’s assets were allocated and reallocated by the General Partner to subsidiaries managed by the Trading Advisors on behalf of the Partnership, applying proprietary strategies in numerous markets.

The Partnership, through its Trading Advisors in its LLCs which included both consolidated and Non-consolidated LLCs, engaged in the speculative trading of derivative contracts on agriculture, currencies, energy, interest rates, metals and stock indices.  The following were the primary trading risk exposures of such derivative contracts as of at September 30, 2014, organized by market sector:

Agricultural.  The Partnership’s primary exposure was to agricultural price movements, which were often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk was a principal market exposure of the Partnership.  The Partnership’s currency exposure was to exchange rate fluctuations, primarily fluctuations which could disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations were influenced by interest rate changes as well as political and general economic conditions.  The Partnership, through its Trading Advisors, traded in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energy.  The Partnership’s primary energy market exposure was to natural gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices were volatile and substantial profits and losses had been experienced in this market.

Interest rates.  Interest rate movements directly affected the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries could have materially impacted the Partnership’s profitability.  The Partnership’s primary interest rate exposure was to interest rate fluctuations in the United States and other major industrialized, or Group of Seven countries (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”).  However, the Partnership, through its Trading Advisors, also could hold positions in futures contracts on the government debt of other nations.

Metals. The Partnership’s metals market exposure was to fluctuations in the price of aluminum, copper, gold, lead, nickel, silver, tin and zinc.

Stock Indices.  The Partnership’s equity exposure, through stock index futures, was to equity price risk in the G-7 countries, as well as other countries.

The Partnership, through the trading activities of the Trading Advisors, also engaged in the speculative trading of forward currency contracts. Substantially all of the Partnership’s off-exchange trading took place in the highly liquid, institutional spot and forward foreign exchange markets (the “FX Markets”) where there were no direct execution costs. Instead, the participant banks and dealers in the FX Markets took a “spread” between the prices at which they were prepared to buy and sell a particular currency, and such spreads were built into the pricing of the spot or forward contracts traded with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquired or could acquire cash currency positions through banks and dealers. The Partnership paid a spread when it exchanges these positions for futures. This spread reflected, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers.

The Partnership could purchase and sell (write), both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership wrote an option, the premium received was recorded as a liability in the Consolidated Statements of Financial Condition and marked to market daily.

As both a buyer and seller (writer) of options, the Partnership paid or received a premium at the outset and then bore the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership to potentially unlimited liability; for purchased options the risk of loss was limited to the premiums paid. Certain written put options permitted cash settlement and did not require the option holder to own the reference asset. The Partnership did not consider these contracts to be guaranteed as described in ASC 460 Guarantees.

The Partnership was exposed to market risk, the risks that arose from changes in the market value of the contracts; credit risk, the risk of failure by another party to perform according to the terms of a contract and concentration risk; the risk of financial institution insolvency.

Market Risk

Derivative contracts involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial contracts or commodities underlying such open derivative contracts frequently result in changes in the Partnership’s net unrealized profit (loss) / market value on such derivative contracts as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative contracts held by the Partnership as well as the volatility and liquidity of the markets in which the derivative contracts were traded.  Investments in foreign markets may also entail legal and political risks.

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

As noted in Note 1, during the normal course of business, the Partnership, through each Trading Advisor, entered into derivative contracts with various clearing brokers and derivatives counterparties. Pursuant to the agreements with each clearing broker and derivative counterparty, certain positions have been netted in the Consolidated Statements of Financial Condition to reflect the legal right of offset with each clearing broker and derivative counterparty. Such netting is performed on a Trading Advisor by Trading Advisor basis with each clearing broker and derivative counterparty, and thus positions entered by each Trading Advisor are not netted between Trading Advisors.  The tables below present the offsetting on a basis by commodity industry sector.  As the receivables and payables are netted by clearing broker and derivative counterparty and by Trading Advisor, as appropriate under GAAP, the presentation below does not reflect amounts across commodity industry sectors which have been netted in the Consolidated Statements of Financial Condition.  Thus, amounts for certain commodity industry sectors may appear to be netted in excess of the gross amounts of recognized assets or liabilities, as indicated by a negative net asset amount or positive net liability amount in the net amounts presented in the Consolidated Statements of Financial Condition in the tables below.

As of 9/30/2014

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Assets	Financial Condition	Financial Condition

Futures
Agriculture	$—	$—	$—
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Metals	1,974,902	(1,944,411)	30,491
Stock indices	—	—	—
Subtotal	1,974,902	(1,944,411)	30,491

Forwards
Currencies	3,512,760	(3,268,338)	244,422

Options
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Stock indices	—	—	—
Subtotal	—	—	—

Total Derivatives subject to a master netting or similar arrangement	5,487,662	(5,212,749)	274,913

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$5,487,662	$(5,212,749)	$274,913

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Liabilities	Financial Condition	Financial Condition

Futures
Agriculture	$—	$—	$—
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Metals	(1,961,093)	1,944,411	(16,682)
Stock indices	—	—	—
Subtotal	(1,961,093)	1,944,411	(16,682)

Forwards
Currencies	(3,998,310)	3,268,338	(729,972)

Options
Currencies	—	—	—
Energy	—	—	—
Interest rates	—	—	—
Stock indices	—	—	—
Subtotal	—	—	—

Total Derivatives subject to a master netting or similar arrangement	(5,959,403)	5,212,749	(746,654)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(5,959,403)	$5,212,749	$(746,654)

As of 12/31/2013

Offsetting of Net unrealized profit / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Assets	Financial Condition	Financial Condition

Futures
Agriculture	$168,600	$(119,929)	$48,671
Currencies	256,067	(44,656)	211,411
Energy	40,183	(35,855)	4,328
Interest rates	92,335	(184,727)	(92,392)
Metals	1,028,523	(949,902)	78,621
Stock indices	971,018	(9,814)	961,204
Subtotal	2,556,726	(1,344,883)	1,211,843

Forwards
Currencies	336,711	(334,160)	2,551

Options
Currencies	344,294	(172,223)	172,071
Energy	—	(28,500)	(28,500)
Interest rates	—	(570,141)	(570,141)
Stock indices	—	(49,395)	(49,395)
Subtotal	344,294	(820,259)	(475,965)

Total Derivatives subject to a master netting or similar arrangement	3,237,731	(2,499,302)	738,429

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$3,237,731	$(2,499,302)	$738,429

Offsetting of Net unrealized loss / market value on open contracts / options:

		Gross	Net
	Gross	Amounts offset in	Amounts presented in
Commodity	Amounts of	the Consolidated Statements of	the Consolidated Statements of
Industry Sector	Recognized Liabilities	Financial Condition	Financial Condition

Futures
Agriculture	$(119,929)	$119,929	$—
Currencies	(44,656)	44,656	—
Energy	(35,855)	35,855	—
Interest rates	(239,106)	184,727	(54,379)
Metals	(949,902)	949,902	—
Stock indices	(13,564)	9,814	(3,750)
Subtotal	(1,403,012)	1,344,883	(58,129)

Forwards
Currencies	(419,377)	334,160	(85,217)

Options
Currencies	(295,045)	172,223	(122,822)
Energy	(9,150)	11,100	1,950
Interest rates	(163,219)	406,735	243,516
Stock indices	(213,075)	—	(213,075)
Subtotal	(680,489)	590,058	(90,431)

Total Derivatives subject to a master netting or similar arrangement	(2,502,878)	2,269,101	(233,777)

Total Derivatives not subject to a master netting or similar arrangement	—	—	—

Total Derivatives	$(2,502,878)	$2,269,101	$(233,777)

As of 9/30/2014

Collateral Held by Counterparty:

Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$—	$—	$—
Counterparty B	194,980	—	194,980
Counterparty C	—	—	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	1,169	—	1,169
	$196,149	$—	$196,149

	Net Amount of Unrealized Loss in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$654,822	$5	$654,817
Counterparty B	—	—	—
Counterparty C	—	—	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	13,068	13,068	—
Counterparty H	—	—	—
	$667,890	$13,073	$654,817

As of 12/31/2013

Collateral Held by Counterparty:

		Gross Amounts not offset in the Consolidated Statements of Financial Condition
	Net Amount of Unrealized Profit in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Received	Amount

Counterparty A	$765,608	$—	$765,608
Counterparty B	454,673	—	454,673
Counterparty C	—	—	—
Counterparty D	—	—	—
Counterparty E	—	—	—
Counterparty F	—	—	—
Counterparty G	40,799	—	40,799
Counterparty H	—	—	—
	$1,261,080	$—	$1,261,080

	Net Amount of Unrealized Loss in the	Cash Collateral	Net
Counterparty	Consolidated Statements of Financial Condition	Pledged	Amount

Counterparty A	$—	$—	$—
Counterparty B	—	—	—
Counterparty C	673,773	673,773	—
Counterparty D	—	—	—
Counterparty E	76,767	85	76,682
Counterparty F	—	—	—
Counterparty G	—	—	—
Counterparty H	5,888	3	5,885
	$756,428	$673,861	$82,567

Concentration Risk

The amount of required margin and good faith deposits with the brokers usually ranges from 1% to 10% of net asset value of the Partnership.  The cash and cash equivalents held to satisfy such requirements at September 30, 2014 and December 31, 2013 was $952,624 and $10,605,212 respectively, which equals 1.59% and 8.05% of net asset value of the Partnership, respectively.

The Partnership has a substantial portion of its assets on deposit with financial institutions.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

Condensed Consolidated Schedules of Investments

The Partnership traded futures, forwards and options contracts.  The level of trading is affected by conditions in those markets.  During the period ended September 30, 2014, 164,057 contracts were closed.  No option contracts are held as of September 30, 2014. The fair value of the Partnership’s futures, forwards and options contracts by type that are presented as Net unrealized profit (loss) / market value on open contracts in the Consolidated Statements of Financial Condition as of September 30, 2014 (in liquidation) are as follows:

				Long Positions					Short Positions
	Long Positions			Unrealized		Short Positions			Unrealized		Net Unrealized Profit (Loss)
Commodity	Number	Gross Unrealized		Profit (Loss)/	Percent of	Number	Gross Unrealized		Profit (Loss)/	Percent of	Market Value on Open	Percent of
Industry Sector	of Contracts	Gains	Losses	Market Value	Net Assets	of Contracts	Gains	Losses	Market Value	Net Assets	Contracts	Net Assets	Maturity Dates

Futures
Metals	338	$15,956	$(1,944,372)	$(1,928,416)	-3.22%	(338)	$1,958,946	$(16,713)	$1,942,233	3.24%	$13,817	0.02%	October 14 - December 14

Forwards
Currencies		156,737	(3,744,972)	(3,588,235)	-5.99%		3,356,023	(253,346)	3,102,677	5.18%	(485,558)	-0.81%	October 14 - April 15

Total	338	$172,693	$(5,689,344)	$(5,516,651)	-9.21%	(338)	$5,314,969	$(270,059)	$5,044,910	8.42%	$(471,741)	-0.79%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partnership’s capital as of September 30, 2014.

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

The following table represents the Partnership’s investment in each Non-Consolidated LLC and relevant financial information of the Non-Consolidated LLCs as of and for the periods indicated through September 30, 2014 (in liquidation) and December 31, 2013, respectively:

September 30, 2014 (in liquidation)

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Quantum Global Horizons, LLC	$4,685,461	$6,028,542	37.21%	0%	30%		Monthly

Total	$4,685,461	$6,028,542

December 31, 2013

	Partnership’s	Partnership’s	Partnership’s investment %
Non-Consolidated LLC	Fair Value	Cost	of Non-Consolidated LLC	Management Fee	Profit Share		Redemptions Permitted
Alamo Global Horizons, LLC	$8,199,499	$9,469,624	77.02%	2%	20%		Monthly
Breakout Global Horizons, LLC	9,010,495	9,579,951	70.62%	1%	15%		Monthly
Cambridge Global Horizons, LLC	7,773,556	11,256,744	60.99%	1.35%	10%		Monthly
Quaker Global Horizons, LLC	14,195,907	13,349,897	64.37%	1%	20	%(1)	Monthly
Quantum Global Horizons, LLC	10,085,057	11,757,274	45.15%	0%	30%		Monthly

Total	$49,264,514	$55,413,490

(1) If net contribution amount is more than $50 million, the percentage shall equal 17.5%

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the three month periods ended September 30, 2014 (in liquidation) and 2013 are as follows:

2014

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$869,938	$(401,993)	$467,945
Currencies	(212,956)	(338,145)	(551,101)
Energy	(1,449,444)	(369,926)	(1,819,370)
Interest rates	(194,733)	(488,402)	(683,135)
Metals	(244,676)	227,297	(17,379)
Stock indices	234,920	(133,752)	101,168
Subtotal	(996,951)	(1,504,921)	(2,501,872)

Forwards
Currencies	(230,288)	(627,007)	(857,295)

Options
Agriculture	—	—	—
Currencies	186,573	(88,251)	98,322
Energy	1,026,988	399,644	1,426,632
Interest rates	1,790,346	(58,582)	1,731,764
Metals	(39,612)	—	(39,612)
Stock indices	924,361	(13,537)	910,824
Subtotal	3,888,656	239,274	4,127,930

Total	$2,661,417	$(1,892,654)	$768,763

2013

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$1,174,749	$(569,511)	$605,238
Currencies	(845,599)	418,591	(427,008)
Energy	(570,306)	(63,511)	(633,817)
Interest rates	(2,856,907)	667,058	(2,189,849)
Metals	(692,491)	40,618	(651,873)
Stock indices	(668,081)	(355,910)	(1,023,991)
Subtotal	(4,458,635)	137,335	(4,321,300)

Forwards
Currencies	(1,280,167)	778,194	(501,973)

Options
Agriculture	(10,550)	100,314	89,764
Currencies	580,873	(66,999)	513,874
Energy	194,199	(28,420)	165,779
Interest rates	1,768,510	292,358	2,060,868
Metals	(30,726)	(252,194)	(282,920)
Stock indices	214,727	48,823	263,550
Subtotal	2,717,033	93,882	2,810,915

Total	$(3,021,769)	$1,009,411	$(2,012,358)

The trading profits (losses) of the Partnership’s derivatives by instrument type, as well as the location of those gains and losses on the Consolidated Statements of Operations for the nine month periods ended September 30, 2014 (in liquidation) and 2013 are as follows:

2014

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$1,117,363	$(269,703)	$847,660
Currencies	350,295	(468,328)	(118,033)
Energy	(1,851,196)	(41,677)	(1,892,873)
Interest rates	(3,544,378)	(88,715)	(3,633,093)
Metals	(723,810)	153,657	(570,153)
Stock indices	(891,935)	(1,096,158)	(1,988,093)
Subtotal	(5,543,661)	(1,810,924)	(7,354,585)

Forwards
Currencies	(597,203)	(635,925)	(1,233,128)

Options
Agriculture	(15,414)	—	(15,414)
Currencies	457,685	(150,981)	306,704
Energy	1,697,330	(10,689)	1,686,641
Interest rates	7,678,157	42,698	7,720,855
Metals	(22,909)	—	(22,909)
Stock indices	3,282,352	20,826	3,303,178
Subtotal	13,077,201	(98,146)	12,979,055

Total	$6,936,337	$(2,544,995)	$4,391,342

2013

Commodity Industry Sector	Realized Profits (Losses)	Change in Net Unrealized Profits (Losses)	Net Trading Profits (Losses)

Futures
Agriculture	$43,495	$291,719	$335,214
Currencies	(3,279,505)	148,813	(3,130,692)
Energy	(2,007,014)	(223,839)	(2,230,853)
Interest rates	(6,978,246)	93,979	(6,884,267)
Metals	(682,577)	301,087	(381,490)
Stock indices	2,763,307	(774,824)	1,988,483
Subtotal	(10,140,540)	(163,065)	(10,303,605)

Forwards
Currencies	(5,654,410)	2,154,833	(3,499,577)

Options
Agriculture	(65,264)	182,358	117,094
Currencies	2,260,243	115,554	2,375,797
Energy	711,474	(35,615)	675,859
Interest rates	3,855,289	(87,048)	3,768,241
Metals	(263,743)	660,541	396,798
Stock indices	474,425	39,249	513,674
Subtotal	6,972,424	875,039	7,847,463

Total	$(8,822,526)	$2,866,807	$(5,955,719)

5.   RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, $41,916,037 and $62,321,409, respectively, were invested in an affiliated BlackRock money market fund.  The Due to Non-Consolidated LLCs and Due from Non-Consolidated LLCs balances of $61,125 and $3,621,272, respectively, included in the Consolidated Statements of Financial Condition as of September 30, 2014 (in liquidation) and December 31, 2013, respectively, represents the amounts owed by and to the Partnership by the Non-Consolidated LLCs for expenses paid on the Non-Consolidated LLCs’ behalf and subscriptions, redemptions and allocations of capital from the Partnership.

BRIM reimbursed the Partnership for fees and expenses paid by the Partnership, not including the Trading Advisors’ Profit Shares (such fees and expenses, exclusive of the Trading Advisors’ Profit Shares, collectively referred to herein as “Capped Expenses”) that would be in excess of 1/12 of 7.25% of the Partnership’s net asset value (the “Expense Cap”) on the last business day of each month (each a “Regularly Scheduled Calculation Date”).  Because Series I was not subject to the 3.0% distribution fee, the Expense Cap for Series I is 4.25% annually, rather than the 7.25% annual Expense Cap for all other Series.  On each Regularly Scheduled Calculation Date, BRIM waived the portion of the sponsor fees that would otherwise be payable to BRIM that was necessary to reduce the Capped Expenses until they equaled the Expense Cap.  If the waiver of the sponsor fees was not sufficient to lower the Partnership’s Capped Expenses to the Expense Cap, BRIM paid those Capped Expenses necessary so that Capped Expenses did not exceed the Expense Cap.  However, if on any Regularly Scheduled Calculation Date Capped Expenses were less than the Expense Cap, the difference was used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM on preceding Calculation Dates in the same calendar year.  Any such amounts could not be used to reimburse BRIM for any sponsor fees that were waived or any Capped Expenses paid by BRIM in preceding periods.  When the Partnership changed to the liquidation basis of accounting, it provided for the estimated costs of liquidation.

Effective June 1, 2014, the General Partner had agreed to waive the 3% redemption charge for Limited Partners whose purchase of units was within the last 12 months.

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

7.   SUBSEQUENT EVENTS

The General Partner has evaluated the impact of all subsequent events of the Partnership through the date these consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted in Note 1 regarding distributions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

Set forth below is a chart which provides the Partnership’s current Trading Advisors, the portion of the Partnership’s assets that each controlled as of September 1, 2014, the general trading focus of each such Trading Advisor, an indication as to whether each Trading Advisor’s program is discretionary or systematic, as well as the commodity pool operator (“CPO”) and investment adviser registration status of each Trading Advisor (with the Commodity Futures Trading Commission (the “CFTC”) and Securities and Exchange Commission (the “SEC”), respectively).

Trading Advisors	Systematic / Discretionary	General Trading Focus	Allocation	CPO Registration Status	Investment Adviser Registration Status
Civic Capital Advisors LLC - Currency Program	Discretionary	Fundamental - Dedicated FX	15.00%	Registered	Registered

Crabel Capital Management LLC - Diversified Futures Program	Systematic	Short-term trend-following	7.50%	Registered	Not Registered

Ellington Management Group, LLC	Systematic	Multi Strategy - Diversified	15.00%	Registered	Registered

G Capital Fund Management LLC - Liquid Global Macro Portfolio	Discretionary	Fundemental global macro	15.00%	Registered	Registered

QMS Capital Management LP	Systematic	Diversified financial focus	15.00%	Registered	Not Registered

Quantitative Investment Management - Global Program*	Systematic	Short-term pattern recognition	7.50%	Registered	Registered

Solaise Capital Management, LLP - Systematic Program	Systematic	Medium-term trend-following	10.00%	Registered	Registered

Winton Capital Management Ltd. - Diversified Program	Systematic	Medium-term trend-following	15.00%	Registered	Registered

*   Currently reflected on the Partnership’s consolidated financial statements as Investments in Non-Consolidated LLCs.

BRIM could have, from time to time, directed certain individual Trading Advisors to manage their respective Partnership accounts as if they were managing more equity than the actual capital allocated to them.

The General Partner had, in its discretion, formed subsidiaries to hold Partnership assets allocated to a particular Trading Advisor. The purpose of these subsidiaries was to segregate the assets of the Partnership allocated to any one Trading Advisor from the other assets of the Partnership in order to seek to limit liability for trading losses by any one Trading Advisor to the assets allocated to such subsidiary. Other funds or accounts managed by BRIM or its affiliates could have also allocated capital to these subsidiaries, pari passu with the Partnership, in order to consolidate investments with a Trading Advisor into a single entity. Potential benefits of aggregating investments in subsidiaries included preservation of high water marks, greater liquidity with respect to the account of the subsidiary (e.g., with respect to lock-ups), reduced fees (e.g., redemption fees) and efficiency associated with subscriptions and redemptions. The collective nature of these subsidiaries also had potential costs, risks and conflicts, particularly at times when the Partnership, other funds or accounts managed by BRIM and/or the applicable Trading Advisor(s) were experiencing sustained or high levels of redemption pressure or markets were illiquid. There was no limitation on the amount or number of such funds or accounts or the amount of their respective allocation to any such subsidiary and such allocations could have been significant. There was no segregation of liabilities between the Partnership and any other such funds or accounts that allocated assets to the same subsidiary as the Partnership. When investing in a subsidiary, no management fees or performance-based compensation were charged to the Partnership by any subsidiary; however, such subsidiary was charged management fees and performance-based compensation by the Trading Advisors. However, the value of the Partnership’s investments in any subsidiary was included in the calculation and assessment of the Partnership’s Sponsor’s Fee and the Partnership paid its pro rata portion of such subsidiary’s expenses, including fees and expenses of the applicable Trading Advisor. As a result, the Partnership was subject to higher operating expenses than if the Partnership allocated capital to Trading Advisors directly.

The advisory agreements between the Partnership (or a subsidiary of the Partnership), the General Partner and each Trading Advisor governed the relationships with the Trading Advisors, each of which had been attached as exhibits to certain Partnership’s prior or current filings.  The principal terms of this form of advisory agreement included the management fees (the “Management Fees”), performance-based allocations (the “Profit Shares”), indemnification provisions and the term of the advisory agreement.  Set forth below were general summary descriptions of these terms as well as the minimum account maintenance level for each Trading Advisor.   As each advisory agreement was specifically negotiated with each Trading Advisor, there were certain variations within the terms of each of the advisory agreements.  As noted above, each of these advisory agreements had been attached as exhibits to certain of the Partnership’s prior filings.

Management Fees. Generally, Management Fees approximated between 0% and 2.025% (annualized) of the net asset value of the Partnership’s account managed by a Trading Advisor.

Profit Shares. Profit Shares generally were between 15% and 30% of the net capital appreciation in the Partnership’s account managed by a Trading Advisor for the applicable period, generally quarterly or annually, and were calculated on a cumulative high water mark basis, including realized and unrealized gains and losses from futures trading.  Each Trading Advisor must have earned back any losses previously experienced by the Trading Advisor prior to any new Profit Shares being paid.  However, Profit Shares once paid to a Trading Advisor were not subject to being repaid to the Partnership from the Trading Advisor as a result of subsequent realized or unrealized losses.

Indemnification. The advisory agreements generally provided that the Partnership (or a subsidiary of the Partnership) would indemnify the relevant Trading Advisor, its affiliates and their respective directors, officers, shareholders, employees and controlling persons for conduct undertaken as a trading advisor or otherwise relating to any action or omission of such persons (or alleged action or omission) in connection with the advisory agreements; provided that such action or omission (or alleged action or omission) did not constitute negligence (or gross negligence in some cases), misconduct or breach of the advisory agreements and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership.  The advisory agreements generally provided that the foregoing indemnified parties shall not be liable to the Partnership for actions or omissions within the scope of the standards set forth in the foregoing indemnities.

Term. The advisory agreements would be automatically renewed for successive year periods, on the same terms, unless terminated by either the relevant Trading Advisor or the Partnership (or a subsidiary of the Partnership). In most instances, a Trading Advisor could terminate its advisory agreement if the equity in the Partnership’s account drops below a specified minimum amount as of the close of business on any day, among other reasons.  The advisory agreements were terminable at the discretion of the General Partner.

Minimum Investment Maintenance Levels. The minimum investment maintenance levels with each Trading Advisor were as follows: Civic Capital Advisors LLC: none; Crabel Capital Management LLC: $1,000,000; Ellington Management Group, LLC: $10,000,000; G Capital Fund Management LLC: $25,000,000; QMS Capital Management LP: $20,000,000; Quantitative Investment Management-Global Program: none; Solaise Capital Management LLP: $10,000,000; and Winton Capital Management Limited: $1,000,000.  A failure to maintain the minimum investment maintenance level did not result in an automatic termination of the agreement with the Trading Advisor, rather it permitted the Trading Advisor to terminate the advisory agreement.  The relationships with all of the Trading Advisors were terminated effective September 30, 2014.

Performance Summary and Net Asset Value Per Unit

MONTH-END NET ASSET VALUE PER SERIES F UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2013	$230.35	$227.16	$227.07	$228.51	$219.45	$213.44	$212.92	$207.80	$206.55
2014	$210.36	$207.85	$204.57	$203.47	$205.26	$205.69	$204.38	$208.82	$208.83

Set forth below is a list of the trading profit (loss) from each of the different Trading Advisors as measured at September 30, 2014, and 2013, which excludes the Partnership’s proportionate share of the operations of its Investments in the Non-Consolidated LLCs, which includes income and expenses.

2014

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Abraham Trading LP (1)	$845,120	$(490,699)	$(6,393)	$348,028
Blackwater Capital Management LLC (1)	398,545	(1,815)	(9,549)	387,181
Capital Fund Management S.A.	51,256	(169,487)	(8,607)	(126,838)
Civic Capital Advisors LLC (2)	(31,775)	(939,773)	—	(971,548)
Crabel Capital Management LLC	1,060,886	31,281	(267,747)	824,420
Ellington Management Group, LLC	480,123	7,796	(92,865)	395,054
G Capital Fund Management LLC	1,728,990	30,975	(209,750)	1,550,215
Higgs Capital Management LLP	220	—	(738)	(518)
Ortus Capital Management Ltd.	(76,146)	76,767	—	621
QMS Capital Management LP (2)	559,843	50,405	(5,636)	604,612
Solaise Capital Management LLP	763,436	(613,735)	(32,260)	117,441
Winton Capital Management Limited	1,155,839	(526,710)	(8,195)	620,934
Total	$6,936,337	$(2,544,995)	$(641,740)	$3,749,602

(1) Effective March 1, 2014, this is a wholly owned subsidiary of the Partnership.

(2) Effective September 1, 2014, this is a wholly owned subsidiary of the Partnership.

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2014 was 1.21% and the weighted average Profit Share was 20%. The range of Management Fees as of September 30, 2014 was 0% to 2.025% (annualized) and the range of Profit Shares was 15% to 30%.

2013

Trading Advisors	Realized	Change in Unrealized	Brokerage Commissions and Clearing Costs	Total Trading Profit (Losses)
Capital Fund Management S.A.	$(1,431,402)	$302,236	$(70,211)	$(1,199,377)
Crabel Capital Management LLC	(3,297,632)	(508,959)	(472,769)	(4,279,360)
G Capital Fund Management LLC	25,490	169,244	(94,189)	100,545
Higgs Capital Management LLP	430,625	506,479	(100,163)	836,941
Ortus Capital Management Ltd.	(5,058,602)	2,401,126	—	(2,657,476)
Solaise Capital Management LLP	(353,707)	47,790	(36,616)	(342,533)
Winton Capital Management Limited	862,702	(51,109)	(15,109)	796,484
Total	$(8,822,526)	$2,866,807	$(789,057)	$(6,744,776)

The weighted average Management Fee rate of the Trading Advisors based on allocations as of September 30, 2013 was 1.33% and the weighted average Profit Share was 20%. The range of Management Fees as of September 30, 2013 was 0% to 2% (annualized) and the range of Profit Shares was 10% to 30%.

Performance Summary - Results of Trading

January 1, 2014 to September 30, 2014

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

Results from currency-related strategies were relatively mixed, but slightly positive in aggregate. On a net basis, exposure to currency strategies continued to be relatively muted, but position exposures (both long and short) varied widely by Trading Advisor. Common positions during the period included long exposure to the euro, the U.K. pound sterling, and the Australian dollar. The U.K. pound sterling helped to lead contributors, while the euro was among notable detractors.

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

July 1, 2014 to September 30, 2014

In aggregate, directional trading strategies generated positive performance during the third quarter, though returns varied by Trading Advisor and strategy.

Fixed income trading was once more the top-performing strategy for the quarter. The period was marked by bouts of notable volatility, driven by a re-emergence of headline risks, including geopolitical concerns across the Middle East, deflationary trends in Europe, a slowing China, and the potential for rising U.S. rates. These headlines have also served to potentially generate stronger tides of technical flows, creating meaningful trading opportunities for rates-based strategies. For the quarter, much of the strongest performance for the strategy occurred in August, where long ten-year Treasury and German bund exposures benefited from a sharp upward reversal in bond prices as weak U.S. employment data pushed out the expected timing for rate hikes, and as weak growth and geopolitical conflicts in Europe attracted overseas dollars.

Equity strategies took a relatively volatile path during the period, but generally finished the quarter positively overall. In July, long-biased equity exposures enjoyed strong performance until the final day of the month, as better-than-expected U.S. GDP figures sparked sharp short-term losses, where some discretionary macro Trading Advisors were able to take opportunity from lower prices. Trading Advisors again continued to maintain long exposures throughout a robust August and September in markets backed by strong earnings, but overall gains were reduced to some degree in the final days of September as investors again focused on the potential for rising U.S. interest rates.

Agriculture-based strategies generated moderate gains for the quarter. Soybean and corn markets saw particularly sharp declines during the period, each falling by over a third as U.S. Department of Agriculture (“USDA”) reports appeared to imply a substantial shift away from the previous environment of tight supplies and strong global demand. Some Trading Advisors with short- and intermediate-term momentum models were able to take advantage of this erosion across grains, utilizing short exposures to generate gains. However, longer-term models, remaining long due to strength in grains before the quarter, tended to lose ground for other Trading Advisors. Meanwhile, long exposures to coffee were generally profitable, while holdings in cattle and cocoa were mixed.

Returns from the metals complex were relatively flat for the period, despite broad declines in both precious metals and industrial metals prices. Base metals prices sharply declined over much of the quarter, weakened by U.S. dollar strength and slowing Chinese industrial demand. Copper prices fell approximately 8% from its early-July peak through quarter-end, while nickel fell over 16%. While shorter-term trend-following models were able to catch this consistent weakening over the quarter, some discretionary macro Trading Advisors, with a more constructive forward-looking view of supply and demand in select base metals, lost ground in the strategy during the period. Precious metals, including silver, gold and palladium, saw similarly sharp declines over the quarter.

Energy trading generally detracted for Trading Advisors during the period. Trading Advisors were generally net long the energy complex amid ongoing price declines in benchmark crude oil, Brent crude, and natural gas spot prices. Recent weakness appears to be driven by in part by weakening global demand, as well as an increase in supply due to growth in U.S. Midwest production, and a lack of responsiveness by the Organization of the Petroleum Exporting Countries (“OPEC”) members to support prices.  As a result, West Texas Intermediate crude oil prices dropped over 13%, from $105 per barrel at the end of the second quarter, to $91 per barrel in September (and extending to lows below $80 per barrel October).

Currency trading was the largest detractor for the quarter. The strengthening U.S. dollar was generally a contributor to gains early in the quarter, but drove losses in September, particularly against currencies whose monetary policies are expected to significantly diverge from the U.S. (such as Europe and Japan), or currencies particularly sensitive to falling commodity prices (such as Australia, or much of South America). Over the period, Trading Advisors in aggregate reduced their net long exposure to the U.S. dollar against a number of currencies, and some entered September significantly net short. While the rotation away from the long side eventually gained ground subsequent to quarter-end, the move proved to be somewhat early, generating losses in September. Meanwhile, trades in the U.K. pound sterling and the Japanese yen also contributed to late-period losses.

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

Performance Summary — Factors Affecting Interest Income and Expenses

Cash held in accounts at the Clearing Brokers and The Bank of New York Mellon earned interest on all such assets which were not used for trading.  For the periods presented subsequent to May 1, 2011, all dollar amounts for interest income and expenses exclude those indirectly related to the Partnership’s investments in Non-Consolidated LLCs.  However, each Non-Consolidated LLC had similar interest income and expense arrangements as the Partnership overall.  The continued level of interest rates in 2014 in the U.S. negatively impacted interest income revenues. The Partnership estimates that approximately 98% of its assets are earning interest.  For the nine and three months ended September 30, 2014, the Partnership earned $4,528 and $775, respectively, in interest income, or approximately 0.00% and 0.00% (both round to less than 0.01%), respectively, of the Partnership’s average month-end net assets.  For the nine and three months ended September 30, 2013, the Partnership earned $59,502 and $6,992, respectively, in interest income, or approximately 0.03% and 0.00% (rounds to less than 0.01%), respectively, of the Partnership’s average month-end assets.  The average interest rates for the nine and three months ended September 30, 2014 were 0.00% and 0.00% (both round to less than 0.01%), respectively.  The average interest rates for the nine and three months ended September 30, 2013 were 0.04% and 0.02%, respectively.

The overall expenses of the Partnership (excluding Profit Shares) generally varied with changes in net assets.  As such, expenses that vary with net assets were lower as of September 30, 2014 when compared to the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, distribution fees, Management Fees and Sponsor fees decreased approximately 56%, when compared to the nine months ended September 30, 2013.  Profit Shares increased for the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013 primarily due to the Partnership’s higher profitability and also more profitable Trading Advisors.

The distribution fee was paid to the General Partner, who will then pay the distribution fee to the third-party selling agents, if any. Such selling agents in turn may use cash funds to compensate financial advisors and/or to cover the costs of supporting client accounts within the third party organization. If there are no payments to third-party selling agents with respect to a particular investor, the distribution fee will be returned by the General Partner or paid to an affiliate. Management Fees were paid to the Trading Advisors. Sponsor fees were paid to the General Partner.

Liquidity; Capital Resources

The Partnership could have borrowed only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits.  Any borrowings would have been at a prevailing short-term rate in the relevant currency.  There have been no borrowings to date.

A significant portion of the Partnership’s assets are currently held in cash.  The Net Asset Value of the Partnership’s cash was not affected by inflation.  However, changes in interest rates could have caused periods of strong up or down price trends.  Inflation in commodity prices could have also generated price movements.

With respect to assets allocated primarily to managed accounts rather than Portfolio Funds, except in unusual circumstances, the Partnership could have been able to close out of its open trading positions and liquidate its securities holdings quickly and at market prices.  This permitted a Trading Advisor to seek to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.  In addition, because there generally was a readily available market value for the Partnership’s positions and assets not allocated to Portfolio Funds, payment of redemption proceeds from the Partnership would generally be made approximately ten days following the Redemption Date, although there was no assurance as to the timing of such payments.

Although the Partnership had not done so to date, the Partnership could have allocated assets to Portfolio Funds which typically were subject to redemption restrictions which may have included advance written notice for redemptions, monthly or quarterly redemptions and such Portfolio Fund’s ability to limit or suspend redemptions. Certain Trading Advisors accounts could have also required advance notice to liquidate positions.  In those instances in which such notice was required by a Trading Advisor, the notice period does not exceed 90 days.

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

Liquidity could have been of concern to the Partnership primarily in that the futures markets in which the Trading Advisors could have taken positions that may have had periods in which illiquidity made it impossible or economically undesirable to execute trades which its respective trading strategy would have otherwise suggested.  Other than in respect of the functioning of the markets in which it trades, liquidity was of little relevance.

The Partnership has not made any investments in Portfolio Funds to date so it has not had to raise funds from Portfolio Funds.  Instead, the Partnership pays its redemptions with the cash held in its various operating accounts.  Due to the nature of its futures trading, the Partnership had significant amounts of cash available to it.  When it needed to fund redemptions, the General Partner adjusted the net assets allocated to the Partnership’s various Trading Advisors as appropriate based upon its asset allocation process. The individual Trading Advisors decided which trading positions to liquidate in the accounts they managed, when necessary.  To date the Partnership has been able to satisfy all of its redemption requests in a timely manner.

There were no material commitments for capital expenditures as of September 30, 2014, the end of the most recent reporting period.

Off-Balance Sheet Arrangements

The Partnership did not engage in off-balance sheet arrangements with other entities and had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and had no loan guarantee arrangements.

Contractual Obligations

The Partnership did not enter into contractual obligations or commercial commitments to make future payments of a type that were typical for an operating company or that could have affected its liquidity or capital resources.  The Partnership’s sole business was trading futures, forward and option contracts, both long and short.  The Partnership could have also engaged in trading derivatives.  The Partnership’s consolidated financial statements present the Condensed Consolidated Schedules of Investments setting forth net unrealized profit (loss) of the Partnership’s open futures, forward and options contracts at September 30, 2014.

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

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, certain of the Trading Advisors traded commodity options.  The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The measurement of the Partnership’s Trading Value at Risk is based upon the margin requirements imposed upon the Partnership for the positions it maintains across the various market sectors it invests in, which are calculated for each of its clearing accounts. The Partnership’s margin requirements are then allocated across the various market sectors disclosed in the table based upon the relative size of the positions held in each sector. The Partnership’s disclosure does not attempt to reduce this exposure based upon any assumptions on the correlation of positions held across the different clearing accounts to each other. The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarterly periods ended September 30, 2014 and September 30, 2013.  During these periods, the Partnership’s average capitalization, excluding the Partnership’s investments in the Non-Consolidated LLCs, were $46,691,190 and $112,670,526 respectively.

	As of September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,653	0.02%	$14,960	$—
Currencies	1,244,540	2.67%	1,536,682	952,624
Energy	210,314	0.45%	446,820	—
Interest rates	4,756,455	10.19%	8,306,178	—
Metals	20,776	0.04%	46,611	—
Stock indices	176,322	0.38%	379,514	—

TOTAL	$6,418,060	13.75%	$10,730,765	$952,624

	As of September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$174,580	0.15%	$276,293	$1,818
Currencies	2,349,619	2.09%	2,637,756	2,156,577
Energy	120,975	0.11%	226,180	8,084
Interest rates	11,513,514	10.22%	13,098,374	9,842,439
Metals	94,062	0.08%	162,562	45,380
Stock indices	956,879	0.85%	1,480,176	627,797

TOTAL	$15,209,629	13.50%	$17,881,341	$12,682,095

Average, Highest and Lowest Value at Risk amounts relate to the average, highest and lowest month-end amounts for each month-end during the period. The Percentage of Average Capitalization is the average of the Partnership’s capitalization at the end of each calendar month during the period.

Item 4. Controls and Procedures

The General Partner, with the participation of the Partnership’s President as principal executive officer of the Partnership (“President”) and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the period which ended September 30, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the General Partner’s internal controls with respect to the Partnership over financial reporting which materially affect such internal controls.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Partnership’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Pending Liquidation of Partnership

After due consideration of the diminished size of the Partnership and the recent levels of redemptions, the General Partner determined it would be difficult to continue to effectively implement the Partnership’s investment strategy on a long-term basis going forward.  Accordingly as of June 1, 2014, the Partnership no longer accepted subscriptions and effective September 30, 2014, BRIM appointed itself as the supervisor of the liquidation of the Partnership and withdrew as the general partner of the Partnership.  Partners were paid proceeds equal to approximately 95% of the September 30, 2014 Net Asset Value in October. The Partnership has had limited activity in October and November related to the winding down of its operations.  BRIM anticipates redeeming all remaining Partners from the Partnership and paying the remaining redemption proceeds before the end of the 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)         The table below represents the units issued to accredited investors pursuant to Regulation D and Section 4(a)(2) under the Securities Act.

SERIES A				SERIES I
	Subscription				Subscription
	Amount	Units	NAV		Amount	Units	NAV
Jul-14	$—	—	$0.8518	Jul-14	$—	—	$1.1052
Aug-14	—	—	0.8464	Aug-14	—	—	1.1009
Sep-14	—	—	0.8649	Sep-14	—	—	1.1272

(b) None.

(c) Limited Partners could have redeemed their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units had no impact on the value of Units that remained outstanding, and Units were not reissued once redeemed.

The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2014:

Series F

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2014	2,718	$204.38	$555,505
August 31, 2014	593	208.82	123,830
September 30, 2014	—	208.83	—

Total	3,311		$679,335

Series A

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2014	7,921,737	$0.8464	$6,704,958
August 31, 2014	5,478,810	0.8649	4,738,623
September 30, 2014	—	0.8648	—

Total	13,400,547		$11,443,581

Series G

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2014	773,601	$0.8850	$684,637
August 31, 2014	320,767	0.9042	290,038
September 30, 2014	—	0.9044	—

Total	1,094,368		$974,675

Series I

		Redemption Date	Redemption
Month	Units Redeemed	NAV Per Unit	Amount
July 31, 2014	31,793	$1.1009	$35,001
August 31, 2014	—	1.1272	—
September 30, 2014	—	1.1300	—

Total	31,793		$35,001

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:            Are filed herewith.

32.01 and

32.02                      Section 1350 Certifications

Exhibit 32.01

and 32.02              Are filed herewith.

101                         The financial information from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition, and (iii) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK GLOBAL HORIZONS I L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 13, 2014	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 13, 2014	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Chief Financial Officer)